Form 10-K
period 2020-06-30
SelectQuote, Inc.
filed 2020-09-10
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

001-04321
(Commission File Number)

SelectQuote, Inc.
(Exact name of registrant as specified in its charter)

Delaware				94-3339273
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

	6800 West 115th Street
	Suite 2511
	Overland Park	KS	66211
(Address of Principal Executive Offices)
(913) 599-9225
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLQT	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

As of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on the New York Stock Exchange on May 21, 2020.

The registrant had outstanding 162,566,475 shares of common stock as of August 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, (its “2020 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, we use the terms “SelectQuote,” the “Company,” “we,” “us” and “our” in this report to refer to SelectQuote, Inc. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•Our reliance on a limited number of insurance carrier partners and any potential termination of those relationships or failure to develop new relationships;

•Existing and future laws and regulations affecting the health insurance market;

•Changes in health insurance products offered by our insurance carrier partners and the health insurance market generally;

•Insurance carriers offering products and services directly to consumers;

•Changes to commissions paid by insurance carriers and underwriting practices;

•Competition with brokers, exclusively online brokers and carriers who opt to sell policies directly to consumers;

•Competition from government-run health insurance exchanges;

•Developments in the U.S. health insurance system;

•Our dependence on revenue from carriers in our Senior segment and downturns in the senior health as well as life, automotive and home insurance industries;

•Our ability to develop new offerings and penetrate new vertical markets;

•Risks from third-party products;

•Failure to enroll individuals during the Medicare annual enrollment period;

•Our ability to attract, integrate and retain qualified personnel;

•Our dependence on lead providers and ability to compete for leads;

•Failure to obtain and/or convert sales leads to actual sales of insurance policies;

•Access to data from consumers and insurance carriers;

•Accuracy of information provided from and to consumers during the insurance shopping process;

•Cost-effective advertisement through internet search engines;

•Ability to contact consumers and market products by telephone;

•Global economic conditions;

•Disruption to operations as a result of future acquisitions;

•Significant estimates and assumptions in the preparation of our financial statements;

•Impairment of goodwill;

•Potential litigation and claims, including intellectual property litigation;

•Our existing and future indebtedness;

•Developments with respect to LIBOR;

•Access to additional capital;

•Failure to protect our intellectual property and our brand;

•Fluctuations in our financial results caused by seasonality;

•Accuracy and timeliness of commissions reports from insurance carriers;

•Timing of insurance carriers’ approval and payment practices;

•Factors that impact our estimate of the constrained lifetime value of commissions per policyholder;

•Changes in accounting rules, tax legislation and other legislation;

•Disruptions or failures of our technological infrastructure and platform;

•Failure to maintain relationships with third-party service providers;

•Cybersecurity breaches or other attacks involving our systems or those of our insurance carrier partners or third-party service providers;

•Our ability to protect consumer information and other data;

•Failure to market and sell Medicare plans effectively or in compliance with laws;

•Risks related to our being a public company; and

•The other risk factors described under “Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability.

Recent Events

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. With social distancing measures having been implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all of our agents and other employees. We believe our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment without any material impacts to our business, financial or otherwise, highlighting the resilience of our business model. We believe that a business like ours is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality and social distancing requirements push consumers to conduct business remotely, while the underlying demand dynamics for our core products remains unchanged. We further believe that our remote agent platform and our commission-based agent compensation model continue to provide agents with productivity incentives and a stable and attractive source of income, thereby allowing us to continue to retain and attract agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.

On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price is comprised of $32.7 million, which was paid in cash at the closing of the transaction, and an earnout of up to $32.3 million, to be paid 65% in cash and 35% in shares of our common stock. The earnout is contingent upon the achievement of certain gross profit targets for InsideResponse in calendar year 2020, as set forth in the Merger Agreement. For additional information, see Note 2 to the consolidated financial statements

Our Business Model

We operate in an attractive segment of the insurance value chain, distributing insurance products on behalf of our insurance carrier partners who, in return, pay us commissions. Accordingly, we do not currently generate significant revenues directly from the consumers with whom we interact. In addition, because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks.

Founded over 35 years ago as one of the first DTC term life insurance exchange platforms in the United States, our technology-driven, differentiated model allows consumers to easily compare pricing and policy options from over 50 of the nation’s leading insurance carriers. Working in tandem, our agents and technology systems are the foundational pillars of our business. Our highly trained licensed agents are subject matter experts in the products they sell, and this, in combination with our purpose-built software and business process, differentiates the service we provide to consumers relative to other insurance distributors or “online only” offerings. We believe providing personalized advice and guidance from policy research to enrollment is a key differentiator in the senior health market as consumers tend to prefer or require more personalized attention to navigate increasingly complex and ever-changing coverage options. Our agents are trained to offer unbiased advice in order to be more aligned to the specific needs of each customer.

As one of the few technology-enabled distributors of scale in our end markets, we believe that we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance distribution landscape. Under the traditional insurance distribution model, consumers are often unaware of their full range of coverage options and are at risk of receiving opaque, “one size fits all” recommendations primarily intended to maximize agent commissions over their needs. In contrast, the insurance distribution landscape today is one in which consumers of insurance demand greater choice, seek more transparency in pricing and use the internet to self-research their insurance options. Recent technological innovations, including the proliferation of smart mobile devices as a means of consumer purchasing, consumer demand for price transparency and comparison shopping, and the development of machine learning for business applications, continue to transform the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and increasingly comfortable shopping online. We believe our ability to offer multiple carriers’ policies, proprietary technology platform, vast datasets and use of machine learning in key aspects of our business positions us well to take advantage of these consumer trends.

Direct distribution is becoming an increasingly important part of the overall distribution strategies of insurance carriers as they drive to lower customer acquisition costs. Internet and mobile devices enable distributors to target and reach consumers directly in a highly controlled and efficient manner. Our software allows our agents to have more effective interactions with customers, driving agent productivity and sales volumes and providing an attractive distribution alternative for our insurance carrier partners. While traditional insurance distributors use a time-intensive, in-person purchasing process, consumers are increasingly researching insurance policies for their needs online and ultimately, purchasing through direct channels. Platforms like ours are well-positioned to serve these customers as we allow consumers to compare insurance in a transparent manner, without having to solicit individual quotes from carriers in the market or rely on the options presented by a traditional insurance distributor and to do so from the comfort of their homes.

Our systems allow us to gain valuable insights from the rich sources of consumer information we have gathered over three decades, and we use data analytics and proprietary algorithms to enhance our sales and marketing strategies in an effort to maximize our return on our marketing spend and enhance our agents’ close rates. As we have grown, we have continued to gather valuable data that has allowed us to further enhance our algorithms. Accordingly, we have been able to improve our lead acquisition efficiency and scoring and workflow processing capabilities, which has enabled us to serve customers more efficiently and has improved the value proposition we offer to our insurance carrier partners. As our value proposition has grown, our insurance carrier partners have come to rely more on our distribution capabilities and have collaborated with us more deeply in product design, helping fuel our growth. We expect this virtuous cycle to continue as we execute on our mission.

Our Agents

Our agent force is one of two foundational pillars that support our business. The insurance products we sell are often complicated and each consumer has different needs. We believe the most effective method for matching products with each consumer’s needs requires the attention of highly-trained and skilled agents, and we believe this training and expertise differentiates us from the traditional distribution model. Each of our lines of business has dedicated licensed agents that are subject matter experts in that line which allows them to provide deep expertise and helpful advice that are specific to a client’s needs. We have developed what we believe is a best-in-class talent management system that allows us to recruit from across the U.S. and build and retain top agents. We provide each new agent with up to 10 weeks of proprietary in-house training, which is later supplemented by ongoing training during the agent's full-time employment. Our training is designed to ensure that every agent is well-equipped with a deep understanding of the products he or she sells and the customer service and sales skills necessary to best service the customer. A goal of ours is that every agent in whom we invest will build a long and rewarding career with us.

Our need for agent capacity is seasonal, peaking during the Annual Enrollment Period (“AEP”) and remaining elevated during the Open Enrollment Period (“OEP”). We hire additional “flex” agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior segment to our Life and Auto & Home segments during non-AEP/OEP periods. Our flex agents undergo up to 10 weeks of proprietary in-house training, further supplemented by additional training. We continuously assess flex agent performance throughout AEP and OEP. The majority of our flex agents that we regard as high performers during this period move on to become “core” agents or accept other roles with us. This opportunity to assess flex agent performance before offering a permanent role within the Company is an important factor in placing employees in the right roles over the long term, which allows us to maintain our strong agent productivity and helps create a positive career path leading to strong employee engagement as evidenced by multiple awards of “Best Places to Work.” In fact, based on our past experience, average agent productivity increases by approximately 40% in an agent’s second AEP.

Our agents are segmented into multiple levels based on their productivity, with the most productive agents given first access to the highest quality leads. In our Senior segment, level one agents demonstrate higher productivity and higher close rates than similarly situated Senior agents in levels below them. In addition, we experience much lower agent attrition with our top-level agents. Essentially, this process allows us to match a lead with the appropriate agent and to optimize our agent’s most valuable asset: time. Each agent guides the potential customer through tailored policy options and provides education on complex senior health, life and auto & home products, thereby helping consumers select the option that best suits their needs and circumstances. This personalized approach enhances the customer experience and when customers are satisfied, their propensity to switch policies decreases, which extends the renewal revenue stream paid to us by our insurance carrier partners, and enhances the lifetime value of policyholder relationships. Our processes and technologies come together to drive strong economic results, allowing us to reward top agents with market leading pay, which coupled with our corporate culture, drives what we believe to be an industry-leading agent retention rate of over 93% among our level one, or top performing, agents, and a 70% overall agent retention rate.

Our Technology

Technology is the second foundational pillar that supports our business. Our proprietary technology permeates our business process, from lead generation to scoring and routing, product selection and eventually to customer conversion, post-sale management, and cross-selling opportunities. Applying information gathered since our founding more than 35 years ago to drive sophisticated attribution modeling, we have continued to optimize our decision-making and advance our goal of maximizing policyholder lifetime value and profitability.

Lead Acquisition: We utilize a broad policyholder acquisition funnel strategy, generating new business leads through a wide variety of online and offline marketing channels, such as search engine, television, radio advertising and third-party marketing partners. Our software continuously monitors the cost of acquiring customers and uses our algorithm to dynamically adjust our bids for specific leads based on our expectation of the lead’s lifetime value. As we continue to operate, these algorithms feed a vast and ever growing pool of millions of data points, which, with the assistance of our team of highly skilled data scientists, enhances our ability to more accurately estimate a new lead’s lifetime value and enables us to make more informed decisions when generating leads. Our data science team creates algorithms that support lead buying, scoring and routing and consumer lifecycle management of closed leads. We believe what sets us apart from our competitors is our more than 35 years of proprietary data that our data scientists use as part of our bidding strategy for purchased leads, grouping phone and web leads by likelihood to purchase specific products, scoring phone and web leads using historical performance of similar leads based on demographics, tiering leads for routing to the corresponding agent levels, and performing predictive analysis of current customers’ retention rates or “persistency”.

Lead Management & Routing: Regardless of how a lead is generated, our proprietary software will score the lead in real-time on a scale of 1 to 10 based on multiple factors, then route the lead to the most appropriate level of agent to maximize expected lifetime policyholder value. This works in tandem with our customized, purpose-built lead routing and workflow management technology, Get A Lead (“GAL”). Based on lead score, agent level, and agent availability, GAL uses a “rapid fire approach” to quickly assign these leads to a licensed agent. We believe that our use of proprietary technology to monitor, segment and enhance agent performance, such as through real-time lead routing to the most effective agents, is a key competitive advantage and driver of our business performance.

Sales: Once assigned a lead, our highly skilled, licensed agents utilize their training and experience and our proprietary software and systems to rapidly conduct a customized needs-based analysis for each consumer. This coupling of our technology with our skilled agents provides the consumer with greater transparency in pricing terms and choice, and an overall better consumer experience that maximizes sales, enhances customer retention and, ultimately, maximizes our policyholder lifetime revenues.

Customer Engagement & Lifecycle Management: We use advanced algorithms informed by over 1 billion consumer and third-party data points to enrich our consumer engagement strategy. Our dedicated retention-focused customer care (“CCA”) team leverages this technology to help consumers successfully onboard and to identify customers we determine to be likely to purchase additional products, thereby improving the likelihood that a consumer retains his or her policy and identifying cross-sell opportunities.

Our Products

The core products we distribute on behalf of our insurance carrier partners are needs-based and critical to the overall financial well-being of consumers and the protection of their most valued assets: their families, their health and their property. Increasing household financial obligations, rising healthcare costs, importance of health and well-being, and government and lender mandates for certain insurance coverage drive the need for the insurance products we distribute. These products are underwritten by leading insurance carrier partners that we carefully select across our three segments: SelectQuote Senior, SelectQuote Life and SelectQuote Auto & Home.

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug plan, dental, vision and hearing, and critical illness products. We represent approximately 15 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, and Aetna. MA and MS plans accounted for 77% and 74% of our approved Senior policies for the years ended June 30, 2020 and 2019, respectively, with ancillary policies, including prescription drug and dental, vision and hearing ("DVH") plans, accounting for the majority of the remainder.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 1.75 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance and ancillary products including term life, guaranteed issue, final expense, accidental death, and juvenile insurance. We represent approximately 15 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term and permanent life products accounted for 67% and 84% of new premium within the Life segment for the years ended June 30, 2020 and 2019, respectively, with ancillary products accounting for the remainder.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 78% and 75% of new premium within the Auto & Home segment for the years ended June 30, 2020 and 2019, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

Our Insurance Carrier Partners

We maintain longstanding, deeply integrated relationships with over 50 of the nation’s leading insurance carriers, who have some of the industry’s most widely recognizable brands. Our insurance carrier partners consider us a key strategic partner, as evidenced by our standing as one of the top DTC insurance distributors for a number of our key partners, including carriers owned by Humana, UnitedHealthcare, Aetna and Prudential. These high-quality relationships have resulted in strong insurance carrier retention rates and the fact that we have never been dropped by an insurance carrier partner. We believe carriers see our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own models, and provide us, in some cases, with marketing development funds as additional compensation to deliver policies. Marketing development funds are similar to production bonuses in that they are based on attaining various predetermined target sales levels or other agreed upon objectives for individual insurance carrier partners. Our insurance carrier partners are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate revenues directly from the consumers to whom we sell insurance policies on behalf of our insurance carrier partners.

Separate from SelectQuote’s comparison shopping platform, we have established several carrier-specific sales platform arrangements with several of our insurance carrier partners, which we call “pods”. These arrangements give us access to various marketing assets from our insurance carrier partners, such as use of the insurance carrier’s brand, which allows us to target customers for specific insurance carrier partners to give us access to incremental sales volume. Consumers directed to a pod agent come from either leads that are not branded as SelectQuote or come directly from an insurance carrier-affiliated channel. Our software assigns a propensity score to unbranded leads, potentially assigning those with a high propensity to purchase from a specific carrier to that carrier’s pod. The number of insurance carrier partners with which we have pod relationships can vary quarter to quarter depending on the insurance carrier partner and the segment.

Our Market Opportunity

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends. We base our market opportunity estimates on third-party demographic data, our historical policy revenue experience and customer retention expectations. According to the Kaiser Family Foundation, there are approximately 67.7 million Medicare beneficiaries in 2020. We believe this addressable market, which is the core focus of the products we distribute, presents an annual commission revenue opportunity of approximately $30 billion for our Senior segment. The products marketed by our Life and Auto & Home segments also address large markets that present annual commission revenue opportunities of approximately $105 billion and $47 billion, respectively, which present us with additional opportunities for growth. In each of our three segments, we estimate our market share to be less than 1% and we believe we can benefit from greater market penetration in addition to underlying market growth.

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 12.9% in 2010 to 15.2% in 2016 and is expected to reach 16.9% by 2020, according to the United States Census Bureau. On average, 10,000 “Baby Boomers” are expected to turn 65 every day, or nearly 4 million per year, for the next 10 years. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 59.9 million in 2018 (up from 45.5 million in 2008 and 52.5 million in 2013), to approximately 68.4 million in 2023 then rising to 76.7 million by 2028, according to CSG Actuarial.

Not only is the population of people age 65 and higher growing, but according to Pew Research Center, internet usage within this group has also risen, with 73% using the internet in 2019 compared to 40% in 2009. This group is also transacting more online, with 55% of people age 65 and higher making online purchases monthly according to SheerID, and accessing online health resources, with 68% doing so according to the Journal of Medical Internet Research.

Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. CSG Actuarial estimated that, at the end of 2019, there were approximately 23 million Medicare Advantage enrollees, representing approximately 38% penetration of the Medicare market. According to LEK Consulting, by 2025, the number of Medicare Advantage enrollees is expected to swell to approximately 38 million, representing a 50% penetration rate of the Medicare market. LEK Consulting projects that Medicare Advantage products will reach 60% to 70% penetration between 2030 and 2040, highlighting the pace with which this already large segment of the Medicare market is growing. The chart below illustrates the historical and projected increase in Medicare Advantage and Medicare Supplement enrollment compared to total Medicare enrollment, according to CSG Actuarial.

The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base. Despite our scale, we account for only a fraction of the total market for Medicare Advantage and Medicare Supplement plans, with only 0.3 million of the 35.7 million total enrollment for such plans in 2018, providing ample opportunity for growth. From 2017 to 2018, our Medicare Supplement and Medicare Advantage active policy count grew 37.5%, or 15.6 times the 2.4% growth in total Medicare enrollment over the same time frame, according to CSG Actuarial. Accordingly, we can benefit not only from broad growth in Medicare and the increasing penetration of Medicare Advantage plans, but we can also achieve growth through market share gains in the distribution of Medicare Advantage and Medicare Supplement products. We can also grow through our offering of ancillary and non-insurance products targeting the senior market.
Life Market

DTC sales of life insurance are becoming more prevalent as an increasing proportion of consumers are conducting self-directed online research prior to buying policies. Due to the typically more complex and longer-term nature of life insurance products, we expect agent expertise and consultation to continue as a prominent aspect of the sales process prior to ultimate purchase. Our dedicated, high-touch agents coupled with our user-friendly online platform caters to these evolving consumer preferences, which we believe favorably positions us to capture an increasing share of the overall market. Our approach to consumer engagement provides transparency and, we believe, an overall better experience that generates higher conversion rates than achievable by other forms of distribution, creating a cost advantage for our distribution platform relative to others.

Auto & Home Market

Property & Casualty insurance is a large addressable market in which policyholders often have a government or lender-mandated need for coverage. The DTC channel for sales of these products is well established and growing, driven by continued adoption of online sources for research and quotes. We believe the combination of our technology and agents is an important differentiator that better enables us to help potential policyholders compare and choose between multiple products, and also to give valuable advice on bundled options that provide more holistic coverage across multiple risks. We differentiate ourselves from carrier captive agents and traditional insurance distributors on the basis of choice, convenience and consumer experience.

Our Competitive Strengths

Leading technology-based sales platform. Our primary focus is to provide best-in-class service to bring policyholders value through greater choice and transparency. Since 1985, we have helped over 2 million policyholders save time and money on critical insurance purchases. Since our founding in 1985, we have been pioneers of insurance distribution and, through our technology-driven sales model, we believe we are well placed to support policyholders and insurance carrier partners as consumers continue shifting towards online channels to make purchasing decisions for their insurance needs. We believe that our data and our technology are key competitive advantages and drivers of our business performance. We continue to upgrade and optimize our technology as new opportunities are identified by our Information Technology and Analytics teams. SelectCare is our core overarching proprietary customer relationship management (“CRM”) and parent system with phone bank, sales enablement / workflow optimization and reporting tools. SelectCare is a customized system that uses various algorithms to score leads, route them to agents and organize each agent’s work day, with the objective of maximizing return on investment. Operating within SelectCare are the following purpose-built systems:

•SelectBid: Advanced, data-enriched lead scoring and purchasing tool that provides real-time feedback to help us determine which consumers and campaigns are generating the most valuable opportunities, allowing us to optimize marketing spend.

•GAL: Customized, purpose-built lead routing and workflow management technology based on lead quality, agent performance and agent availability. GAL uses a targeted approach to rapidly assign consumers to a licensed agent.

•Automated Rate Calculator (“ARC”) / Automated Quote Engine (“AQE”): Real-time quoting and underwriting applications integrated directly into carrier systems. ARC and AQE allow us to build quotes for potential customers in real time based on specific carrier underwriting requirements and risk tolerances.

•SelectQuote Revenue Tracking System (“SRTS”): Fully integrated, proprietary revenue tracking and financial reporting tool that also supports financial and customer falloff / retention prediction algorithms, allowing for real-time workflow and actions with our customer service teams.

We currently utilize data science across all of our key business functions and systems, and our sophisticated algorithms benefit from years of data accumulation and analysis, which are continuously enriched with new data and refined by our in-house data science team. Our algorithms are informed by data accumulated through our operating history, which includes approximately 32 million leads and over 1 billion data points in our database. Our focus on data quality ensures our data scientists can draw deep insights as accurately and efficiently as possible. Our complex regression and machine learning models drive marketing spend and lead purchasing, scoring and routing, sales execution and post-sale customer engagement, all to further our goal of maximizing policyholder lifetime value. As we continue to grow, we will naturally acquire more data that will continue to better inform our decision making.

Highly scalable platform with growing network effects. Our structured recruiting, training and agent onboarding program provides flexibility to ramp up agent hiring activity to drive sales volumes. Through significant recent investments we have made to our technological, infrastructure and reporting capabilities, our platform is designed to provide us with ample support for future years of growth with minimal ongoing working capital requirements. We have built our systems to be highly adaptable, providing us with flexibility to seamlessly provide product extensions and enter into other product verticals. We continually evaluate our insurance carrier partnerships, and we have the ability to accommodate new insurance carrier relationships and new products that may further drive growth. As we expand, we expect our appeal to consumers as a one-stop shop and our appeal to carriers as a leading platform with large consumer audiences to continue to grow. These network effects will allow us to accumulate more data and insights, which serve to strengthen our algorithms and the value of our connections.

Strong brand awareness. We were founded over 35 years ago as one of the first DTC term life insurance exchange platform in the U.S. Over this time, we have built a highly successful and recognizable household brand. We continue to enhance our visibility with advertisements on nationwide television networks (including CNN, Fox News and ESPN) and radio outlets, while also maintaining a strong online presence through our market-leading comparison websites, complemented by search engine advertising and a social media presence (Facebook, YouTube, etc.). There is also meaningful potential for us to leverage our strong brand awareness for intragroup cross sales and expansion into adjacent products and markets that further enhance revenue.

Ability to attract and retain productive, career-based agent force. We believe that a technology-enabled agent-based distribution model generates superior return on investment and policyholder lifetime value relative to solely web-based or traditional distribution models. As a result, we have built processes that allow us to attract, train and retain top talent, and to grow our agent force. Our sophisticated recruitment engine is employed across our six major city center locations and nationally with our remote agent capability and involves personality tests, multiple interviews and final approval by a senior manager. Seasonally, we utilize flex agents in our Senior segment for AEP and OEP to capitalize on the heightened activity during these windows. The use of flex agents allows us to identify top performing agents who will ultimately be transitioned to core agents or other roles at the Company following OEP. The fact that we offer our flex agents multiple career paths gives us a strategic advantage in recruiting highly talented individuals. Many of our top producing core agents previously served as flex agents. These recruiting and development processes lead to agent productivity rates that we believe are materially above the industry norm, allowing us to offer competitive compensation packages and attractive career paths, which in turn drives tenured core agent retention levels of over 93% among our most productive agents. This results in a virtuous cycle, that we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new agents.

Diverse product offering. At our inception, we specialized in the distribution of term life insurance products. Since then, in addition to introducing a range of other life insurance products, SelectQuote expanded into the fast growing senior health insurance market (in 2010) and auto & home insurance market (in 2011). Our three product segments are a natural fit with consumer insurance and healthcare needs across different life stages. We believe we are unique among insurance distributors for our diverse product range, which provides us with greater stability as demand for certain products fluctuates over the calendar year, and over longer periods of time. Today we provide consumers with access to over 20 products, sourced from over 50 carriers.

Deep and broad insurance carrier partnerships. We are a key distribution partner for over 50 of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept on to our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2020, we sold over 315,000 Senior policies for our Senior insurance carrier partners and produced more than $180 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2019, we sold more than 160,000 Senior policies for our Senior insurance carrier partners and produced more than $145 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing policyholder lifetime value, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our

Quality Assurance team to ensure that we are complying with Centers for Medicare & Medicaid Services (“CMS”) rules and regulation, telemarketing regulations, carrier internal requirements and that the agents are meeting certain quality metrics that we deem important. Our compliance record and efficiency have led insurance carriers to partner with us on another key value proposition—our insurance carrier dedicated agent pods. These pods deepen our relationship with these insurance carrier partners and enable us to sell more policies. Pod marketing is specific to each individual pod and is separate from SelectQuote’s comparison shopping platform. This ensures a SelectQuote lead always gets presented with the comparison shopping platform.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2020, our dedicated CCA team, which we launched four years ago, was comprised of 121 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of AEP to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of more than 35 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

Attractive financial profile. As a distributor of insurance products, we benefit from favorable industry trends. We earn commission revenue on the successful sale and renewal of polices we distribute and, accordingly, our financial model does not reflect the inherent uncertainties associated with underwriting insurance risk. We have a high degree of visibility into the commission we earn at the time of sale, as well as the renewal commissions we would earn should a policyholder renew his or her policy. Our CCA team’s efforts enhance the policyholder experience and thereby improve policyholder retention and our opportunity to generate renewal commissions. Because our agents do not receive a share of renewal commissions, each dollar of renewal revenue directly adds to our income from operations, thereby improving our margins. Our platform is highly scalable, which enables margin expansion as we grow.

Strong company culture developed by an experienced management team. We maintain a unique sales and consumer service-oriented culture. We are a diverse group of women and men who are united in our mission to provide solutions that help consumers with their overall financial well-being and protect their most valued assets. Through our recruiting processes, we are able to identify people who enjoy being a part of, and are motivated by, a performance-based, meritocratic organization. This allows us to assemble a world-class team of people who envision building their careers at SelectQuote. Our company culture is promoted by a highly experienced management team with deep industry experience and a track record of industry innovation. The key members of our management team have over 60 total years of industry experience and several members of our management team have worked together to build our business over the last eight years.

Our Growth Strategy

Maximize policyholder lifetime value. Policyholder lifetime value represents commissions estimated to be collected over the life of an approved policy less the cost of acquiring the business and is a key component of our overall profitability. Our goal is to maximize policyholder lifetime value, and we do so through strategies designed to maximize the revenue opportunity and minimize our customer acquisition cost. Maximizing policyholder lifetime value involves continued investment in:

•Our agent experience and customer care team, which together enhance our close rates, commissionable premium, and our ability to earn renewal and cross-sell revenue;

•Carrier relationships, and in particular, negotiation of more favorable terms;

•Pre-AEP outreach to our Senior segment policyholders to better understand emerging trends in consumer decision making;

•Technology, data and analytics to optimize our marketing and lead acquisition spend; and

•Our pod offerings, which offer an opportunity to earn economics on a more favorable basis than our broader comparison shopping platform.

Increase the size and enhance the productivity of our agent force. Agents and their productivity are a key element of our ability to distribute policies and earn commission revenue. We intend to continue to invest in our agent force, widening our recruiting funnel through our new remote agent program as well as selectively expanding our physical offices and growing our agent ranks. We intend to continue to invest in training, technology and widening our product offering, all of which enable our agents to be more productive. In doing so, we believe we will be able to offer more rewarding career opportunities for our agents, which should further enhance our ability to grow our agent force.

Deepen consumer penetration and drive cross-selling opportunities. We are highly focused on the consumer experience and believe that customer satisfaction is a key driver to maximizing cross-sell opportunities and repeat business. We believe there are natural synergies across our portfolio of products, and we are focused on increasing cross-sell across our existing customer base. Our success cross-selling ancillary products (e.g., dental, vision and hearing, prescription drug plans and fixed indemnity) to our clients is improving and we continue to look at ways to broaden our cross-selling opportunities. Within our Auto & Home segment, we have been successful in bundling products (selling multiple products to the same customer). For the years ended June 30, 2020 and 2019, our agents sold policies to over 37,000 and 30,000 customers, respectively, with bundle rates of 51% and 47%, respectively, which we believe are significantly higher than industry averages. A large and relatively untapped opportunity is to deepen cross-sell of products to customers across our three segments, and we are currently employing technology and data designed to enable us to better track the customer life journey to allow us to identify and better execute on this opportunity.

Deepen and broaden our insurance carrier partnerships. We are selective with the carriers that we choose to do business with and seek to maintain a balance between offering consumers choice, while sustaining a meaningful relationship with carriers to ensure we are able to get the best terms for consumers. We continuously evaluate our insurance carrier partner panel and have the ability to quickly accommodate new insurance carrier relationships and new products from existing carriers. Our focus on offering high-quality products has resulted in strong retention rates, increasing the value of our distribution model to insurance carrier partners.

Introduce new products. We have an attractive and scalable platform with strong policyholder acquisition capabilities, backed by flexible systems that can be leveraged to introduce new product offerings to consumers. We also have established relationships with major carriers that are familiar with our business model, providing a natural advantage for sourcing new product opportunities. We currently offer over 20 products on behalf of our insurance carrier partners to consumers and continuously evaluate new product opportunities, including simplified annuities, retirement solutions and other financial services products.

Competition

The market for distribution of insurance products is highly competitive, fragmented and evolving as consumers increasingly transact online. Products are distributed through a variety of channels that we must compete against, including captive agents employed by carriers, independent agents working individually or in groups small and large, through online platforms that employ agents or outsource sales to independent agents, or other online platforms that distribute directly to the consumer.

Our primary competitors are insurance companies who sell products directly, either online or through captive agent forces, instead of paying commissions to third-party agents and brokers. We, along with a number of independent agents (working individually or in groups small or large) and online distribution platforms acting as distributors for third-party insurance products, compete for business from these direct distributors.

We also compete with eHealth, Inc., GoHealth, Inc. and other online distribution platforms acting as distributors for third-party insurance products for commission opportunities. We aim to differentiate our products and services on the basis of our agents’ ability, leveraging our technology platform, to match our consumers with insurance products we expect best match their needs.

Employees

As of June 30, 2020, we had approximately 1,900 full-time equivalent employees, which includes approximately 1,000 core agents and no flex agents. During AEP, we typically hire additional full-time employees. During the 2020 AEP, we hired approximately 1,400 additional employees. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

Regulation

The sale of insurance products is a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are affected by laws and regulations that apply to businesses in general and the insurance industry, as well as to businesses operating on the internet. This includes a continually expanding and evolving range of laws, regulations and standards that address financial services, information security, data protection, privacy and data collection, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the internet. In addition, we are a licensed insurance producer in all 50 U.S. states and the District of Columbia. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals. Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities and, should we fail to retain our licenses, our business and results of operations could be adversely affected.

New York’s cybersecurity regulation for financial services companies require entities under the jurisdiction of the New York Department of Financial Services (“NYDFS”), including insurance entities, to establish and maintain a cybersecurity program designed to protect private consumer data. The Insurance Data Security Model Law (the “Cybersecurity Model Law”) adopted by the National Association of Insurance Commissioners (“NAIC”) is functionally similar to the NYDFS rule and is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting the law.

There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), establish privacy, security and breach reporting standards that, among other things, limit the use and disclosure of certain individually identifiable health information and require the implementation of administrative, physical and technological safeguards to protect such information. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business

Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts with customers, we are permitted to use and disclose protected health information to provide our services and for other limited purposes, but other uses and disclosures such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. If we were to be found to have breached our obligations under HIPAA, we could be subject to enforcement actions by the U.S. Department of Health and Human Services and state health regulators and lawsuits, including class action law suits, by private plaintiffs.

In particular, our Senior segment is subject to a complex legal and regulatory framework and the laws and regulations governing the marketing and sale of Medicare plans. The regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently and changes to laws, regulations, CMS guidance or the enforcement or interpretation of CMS guidance applicable to our Senior segment could cause healthcare providers or state departments of insurance to object to or not to approve aspects of our marketing materials and processes.

In addition, the United States regulates marketing by telephone and email and the laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. The Telephone Consumer Protection Act prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We may be required to comply with these and similar laws, rules and regulations.

See “Risk Factors—Risks Related to Laws and Regulation” for additional information.

Intellectual Property

We rely on a combination of copyright, trademark, and trade secret laws and contractual agreements to establish, maintain and protect our intellectual property rights and technology. We enter into confidentiality and invention assignment agreements with our employees and enter into confidentiality agreements with third parties, including suppliers and other partners. We monitor our intellectual property regularly with the goal of ensuring all applicable registrations are maintained.

Seasonality

Our business is seasonal with 33% of our revenue for the year ended June 30, 2020, generated during our second quarter. This is driven by the size and seasonality of our Senior segment, which generated 38% of its revenue during the second quarter. AEP is the main driver of this seasonality and we meet this seasonal demand by hiring flex agents in our first quarter and training them for up to 10 weeks before they start selling during AEP in the second quarter.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies

We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public (which will be on June 30, 2025) or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K) or we issue more than $1 billion of non-convertible debt securities over a three-year period. We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of certain reduced reporting obligations in this Annual Report on Form 10-K. These include an attestation of our internal controls, as required by Section 404(b) of the Sarbanes-Oxley Act, and scaled disclosures in our MD&A and Selected Financial Data which exclude periods prior to the earliest period presented in our initial registration statements. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies.

Corporate Information

We were incorporated in Delaware on August 18, 1999, under the name SelectQuote, Inc. to serve as a holding company for our business subsidiaries, including SelectQuote Insurance Services, our original operating company, which was incorporated in California on August 14, 1984. Our principal executive offices are located at 6800 West 115th Street, Suite 2511, Overland Park, Kansas 66211, and our telephone number at that address is (913) 599-9225.

Available Information

Our website address is www.selectquote.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or in deciding whether to purchase shares of our common stock. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our common stock. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below represent the material risks known to us, but they represent the material risks known to us, but they are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Our business may be harmed if we lose our relationships with our insurance carrier partners or fail to develop new insurance carrier relationships.

Our contractual relationships with our insurance carrier partners, including those with whom we have carrier-branded sales arrangements, are typically non-exclusive and terminable on short notice by either party for any reason. Insurance carriers may be unwilling to allow us to sell their insurance products for a variety of reasons, including competitive or regulatory reasons, dissatisfaction with the insureds that we place with them or because they do not want to be associated with our brand. Additionally, in the future, an increasing number of insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and carrier websites, to sell their own products and, in turn, could limit or prohibit us from distributing their products.

If an insurance carrier partner is not satisfied with our services, it could cause us to incur additional costs and impair profitability. Moreover, if we fail to meet our contractual obligations to our insurance carrier partners, we could be subject to legal liability or loss of carrier relationships. In addition, these claims against us may produce publicity that could hurt our reputation and business and adversely affect our ability to retain business or secure new business with other insurance carriers.

We may decide to terminate our relationship with an insurance carrier partner for a number of reasons and the termination of our relationship with an insurance carrier could reduce the variety of insurance products we distribute. In connection with such a termination, we would lose a source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new insurance carrier relationships or offer consumers a wide variety of insurance products.

We also may lose the ability to market and sell Medicare plans for our Medicare plan insurance carrier partners. The regulations for selling senior health insurance are complex and can change. If we or our agents violate any of the requirements imposed by the CMS, state laws or regulations, an insurance carrier may terminate our relationship or CMS may penalize an insurance carrier by suspending or terminating that carrier’s ability to market and sell Medicare plans. Because the Medicare products we sell are sourced from a small number of insurance carriers, if we lose the ability to market one of those insurance carriers’ Medicare plans, even temporarily, or if one of those insurance carriers loses its Medicare product membership, our business, operating results, financial condition and prospects could be harmed.

We currently depend on a small group of insurance carrier partners for a substantial portion of our business. If we are dependent on a limited number of insurance carrier partners, our business and financial condition may be adversely affected.

We derive a large portion of our revenues from a limited number of insurance carrier partners. For example, carriers owned by UnitedHealthcare, Humana, and Aetna accounted for 26%, 18%, and 11%, respectively, of our total revenue for the year ended June 30, 2020; carriers owned by Humana, UnitedHealthcare, and Aetna accounted for 23%, 14%, and 12%, respectively, of our total revenue for the year ended June 30, 2019; and carriers owned by Humana, Prudential, and UnitedHealthcare accounted for 14%, 13%, and 13%, respectively, of our total revenue for the year ended June 30, 2018. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become dependent on fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

Changes in the health insurance market or in the variety, quality and affordability of the insurance products offered by our insurance carrier partners could harm our business, operating results, financial condition and prospects.

The demand for our agency services is impacted by the variety, quality and price of the insurance products we distribute. If insurance carriers do not continue to provide us with a variety of high-quality, affordable insurance products, or if as a result of consolidation in the insurance industry or otherwise their offerings are limited, our sales may decrease and our business, operating results, financial condition and prospects could be harmed.

Our insurance carrier partners could determine to reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our distribution platform, which could harm our business, operating results, financial condition and prospects.

Our commission rates from our insurance carrier partners are either set by each carrier or negotiated between us and each carrier. Our insurance carrier partners have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the contractual relationships we have with them, including in certain instances by unilateral amendment of our contracts relating to commissions or otherwise. Changes of this nature could result in reduced commissions or impact our relationship with such carriers. In addition, insurance carriers periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in insurance carrier underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our distribution platform and could harm our business, operating results, financial condition and prospects.

Insurance carriers can offer products and services directly to consumers or through our competitors.

Because we do not have exclusive relationships with our insurance carrier partners, consumers may obtain quotes for, and purchase, the same insurance policies that we distribute directly from the issuers of those policies, or from our competitors. Insurance carriers can attract consumers directly through their own marketing campaigns or other methods of distribution, such as referral arrangements, internet sites, physical storefront operations or broker agreements. Furthermore, our insurance carrier partners could discontinue distributing their products through our agency services, which would reduce the breadth of the products we distribute and could put us at a competitive disadvantage. If consumers seek insurance policies directly from insurance carriers or through our competitors, the number of consumers shopping for insurance through our platform may decline, and our business, operating results, financial condition and prospects could be materially and adversely affected.

Pressure from existing and new competitors may adversely affect our business and operating results, financial condition and prospects.

Our competitors provide services designed to help consumers shop for insurance. Some of these competitors include:

•companies that operate insurance search websites or websites that provide quote information or the opportunity to purchase insurance products online;

•individual insurance carriers, including through the operation of their own websites, physical storefront operations and broker arrangements;

• traditional insurance agents or brokers; and

•field marketing organizations.

New competitors may enter the market for the distribution of insurance products with competing insurance distribution platforms, which could have an adverse effect on our business, operating results, financial condition and prospects. Our competitors could significantly impede our ability to maintain or increase the number of policies sold through our distribution platform and may develop and market new technologies that render our platform less competitive or obsolete. In addition, if our competitors develop distribution platforms with similar or superior functionality to ours and we are not able to produce certain volumes for our insurance carrier partners, we may see a reduction in our production bonuses or marketing payments and our revenue would likely be reduced and our financial results would be adversely affected.

Our business may be harmed by competition from government-run health insurance exchanges.

Our Senior segment competes with government-run health insurance exchanges with respect to our sale of Medicare-related health insurance. Potential and existing customers can shop for and purchase Medicare Advantage and Medicare Part D Prescription Drug plans through a website operated by the federal government and can also obtain plan selection assistance from the federal government in connection with their purchase of a Medicare Advantage and Medicare Part D Prescription Drug plan. Competition from government-run health insurance exchanges could increase our marketing costs, reduce our revenue and could otherwise harm our business, operating results, financial condition and prospects.

Our business is substantially dependent on revenue from our Senior health insurance carrier partners and subject to risks related to Senior health insurance and the larger health insurance industry. Our business may also be adversely affected by downturns in the life, automotive and home insurance industries.

A majority of the insurance purchased through our platform and agency services is Senior health insurance and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For the years ended June 30, 2020, 2019, and 2018, 68%, 57%, and 44%, respectively, of our total revenue was derived from our Senior segment. For the years ended June 30, 2020 and June 30, 2019, our top three insurance carrier partners by total revenue were from the Senior segment. For the year ended June 30, 2018, two of our top three insurance carrier partners were from the Senior segment and one was from the Life segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

•our ability to continue to adapt our distribution platform to market Medicare plans, including the effective modification of our agent-facing tools that facilitate the consumer experience;

•our success in marketing directly to Medicare-eligible individuals and in entering into marketing partner relationships to secure cost-effective leads and referrals for Medicare plan sales;

•our ability to retain partnerships with enough insurance carriers offering Medicare products to maintain our value proposition with consumers;

•our ability to leverage technology in order to sell, and otherwise become more efficient at selling, Medicare-related plans over the telephone;

•reliance on third-party technology vendors like our voice-over IP telephone service providers and our data center and cloud computing partners;

•our ability to comply with numerous, complex and changing laws and regulations and CMS guidelines relating to the marketing and sale of Medicare plans; and

•the effectiveness of our competitors’ marketing of Medicare plans.

These factors could prevent our Senior segment from successfully marketing and selling Medicare plans, which would harm our business, operating results, financial condition and prospects. We are also dependent upon the economic success of the life, automotive and home insurance industries. Declines in demand for life, automotive and home insurance could cause fewer consumers to shop for such policies using our distribution platform. Downturns in any of these markets, which could be caused by a downturn in the economy at large, could materially and adversely affect our business, operating results, financial condition and prospects.

Systemic changes in our insurance carrier partners’ sales strategies could adversely affect our business.

Our business model relies on our ability to sell policies on behalf of our insurance carrier partners. We believe our insurance carrier partners view our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own direct distribution or proprietary agent models. However, in the event that our insurance carrier partners choose to make systemic changes in the manner in which their policies are distributed, including by focusing on direct distribution themselves or on distribution channels other than ours, such changes could materially and adversely affect our business, operating results, financial condition and prospects.

Changes and developments in the regulation of the healthcare industry could adversely affect our business.

The U.S. healthcare industry is subject to an evolving regulatory regime at both the federal and state levels. In recent years, there have been multiple reform efforts made within the healthcare industry in an effort to curtail healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and related regulatory reforms have materially changed the regulation of health insurance. Changes to healthcare and insurance regulation arising from the effects of the COVID-19 pandemic may be possible. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in healthcare industry regulation could result in reduced demand for our insurance distribution services. Our insurance carrier partners may react to existing or future reforms, or general regulatory uncertainty, by reducing their reliance on our agents. Developments of this type could materially and adversely affect our business, operating results, financial condition and prospects.

Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the United States could materially and adversely affect our business, operating results, financial condition and prospects.

Our Senior segment depends upon the private sector of the U.S. insurance system, which is subject to rapidly evolving regulation. Accordingly, the future financial performance of our Senior segment will depend in part on our ability to adapt to regulatory developments. For example, healthcare reform could lead to increased competition in our industry and the number of consumers shopping for insurance through our agents may decline. Various aspects of healthcare reform could also cause insurance carriers to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. Our Senior segment, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. Government regulation may change in response to the COVID-19 pandemic, which may have an adverse effect on our business. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our DTC platform provides consumers with a venue to shop for insurance policies from a curated panel of the nation’s leading insurance carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implantation of a single payer system may adversely impact our business.

If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business, operating results, financial condition and prospects could be materially and adversely affected.

Our continued improvement of our product and service offerings is critical to our success. Accordingly, we must continually invest resources in product, technology and development in order to improve the comprehensiveness and effectiveness of our distribution platform.

In addition, while we have historically concentrated our efforts on the senior health, life and personal property and casualty insurance markets, our growth strategy includes penetrating additional vertical markets, such as final expense insurance and other insurance or financial service products. In order to penetrate new vertical markets successfully, it will be necessary to develop an understanding of those new markets and the associated risks, which may require substantial investments of time and resources, and even then we may not be successful and, as a result, our revenue may grow at a slower rate than we anticipate and our operating results, financial condition and prospects could be materially and adversely affected.

Risks from third-party products could adversely affect our businesses.

We offer third-party products, including senior health, life, automotive and home insurance products. Insurance involves a transfer of risk and our reputation may be harmed and we may become a target for litigation if risk is not transferred in the way expected by customers and carriers. In addition, if these insurance products do not generate competitive risk-adjusted returns that satisfy our insurance carrier partners, it may be difficult to maintain existing business with, and attract new business from, them. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

If our ability to enroll individuals during AEP and OEP is impeded, our business will be harmed.

In general, approximately 50% of our Medicare Advantage and Medicare Supplement policies are submitted during AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during AEP and OEP. We hire additional flex agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior business to our Life and Auto & Home businesses during non-AEP/OEP periods. We must ensure that our year-round and flex agents are trained and have received all licenses, appointments and certifications required by state authorities and our insurance carrier partners before the beginning of AEP and OEP. If the relevant state authorities or our insurance carrier partners experience shutdowns or continued business disruptions due to the COVID-19 pandemic, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell senior health insurance, interruptions in the operation of our systems, issues with government-run health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our senior health business from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.

We recently implemented a work-from-home policy in response to the “shelter in place” and similar orders issued by the states, counties and cities in which we maintain facilities as a result of the COVID-19 pandemic. It may be more difficult for us to manage and monitor our agents in a remote environment and we may need to expend more management time and devote more resources and costs to do so. Working at home, while at times seamless with our technology, may prevent agents from selling policies as efficiently as they could in an office environment. If our agents are not able to effectively work from home, we may not be able to sell as many policies which could have an adverse effect on our business, financial condition and results of operations.

If we are unable to attract, integrate and retain qualified personnel, our ability to develop and successfully grow our business could be harmed.

Our business depends on our ability to retain our key executives and management and to hire, develop and retain qualified agents and enrollment and consumer service specialists. Our ability to expand our business depends on our being able to hire, train and retain sufficient numbers of employees to staff our in-house sales centers, as well as other personnel. Our success in recruiting highly skilled and qualified personnel can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Furthermore, the spread of COVID-19 may materially and adversely affect our ability to recruit and retain personnel. During periods when we are unable to recruit high-performing agents and enrollment and consumer service specialists, we tend to experience higher turnover rates. The productivity of our agents and enrollment and consumer service specialists is influenced by their average tenure. Without qualified individuals to serve in consumer facing roles, we may produce less commission revenue, which could have a material and adverse effect on our business, operating results, financial condition and prospects. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material and adverse effect on our business, operating results, financial condition and prospects.

Our business is dependent on our obtaining a large quantity of quality insurance sales leads in a cost-effective manner.

Our business requires access to a large quantity of quality insurance sales leads to keep our agents productive. We are dependent upon a number of lead suppliers from whom we obtain leads to support our sales of insurance policies. The loss of one or more of these lead suppliers, or our failure to otherwise compete to secure quality insurance sales leads, could significantly limit our ability to access our target market for selling policies.

We may not be able to compete successfully for high quality leads against our current or future competitors, some of whom have significantly greater financial, technical, marketing and other resources than we do. If we fail to compete successfully with our competitors to source sales leads from lead suppliers, we may experience increased marketing costs and loss of market share and our business and profitability could be materially and adversely affected.

Our business depends on our ability to convert sales leads to actual sales of insurance policies. If our conversion rate does not meet expectations, our business may be adversely affected.
Obtaining quality insurance sales leads is important to our business, but our ability to convert our leads to policy sales is also a key to our success. Many factors impact our conversion rate, including the quality of our leads, agents and our proprietary workflow technology. If lead quality diminishes, our conversion rates will be adversely affected. Competition in the marketplace and lead quality affect conversion rates. If competition for customers increases, our conversion rates may decline, even absent a degradation in lead quality. Our conversion rates are also affected by agent tenure. If agent turnover increases, leading to a decline in the average tenure of our agents, conversion rates may be adversely affected. If we are unable to recruit, train and retain talented agents, our ability to successfully convert sales leads may be adversely impacted. Our conversion rates may also be affected by issues with our workflow technology or problems with our algorithms that drive lead scoring and routing. Any adverse impact on our conversion rates could cause a material and adverse effect on our business, operating results, financial condition and prospects.

We rely on data provided to us by consumers and our insurance carrier partners to improve our technology and service offerings, and if we are unable to maintain or grow such data, we may be unable to provide consumers with an insurance shopping experience that is relevant, efficient and effective, which could adversely affect our business.

Our business relies on the data provided to us by consumers and our insurance carrier partners in addition to third-party lead suppliers. The large amount of information we use in operating our platform is critical to the insurance shopping experience we provide for consumers. If we are unable to maintain or effectively utilize the data provided to us, the value that we provide to consumers and our insurance carrier partners may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative insurance shopping experience for consumers using our platform and could materially and adversely affect our business, operating results, financial condition and prospects.

We have made substantial investments into our technology systems that support our business with the goal of enabling us to provide efficient, needs-based services to consumers using data analytics. We cannot assure you that we will be able to continually collect and retain sufficient data, or improve our data technologies to satisfy our operating needs. Failure to do so could materially and adversely affect our business, operating results, financial condition and prospects.

Our ability to match consumers to insurance products that suit their needs is dependent upon their provision of accurate information during the insurance shopping process.
Our business depends on consumers’ provision of accurate information during the insurance shopping process. To the extent consumers provide us with inaccurate information, the quality of their insurance shopping experience may suffer and we may be unable to match them with insurance products that suit their needs. Our inability to suggest suitable insurance products to consumers could lead to an increase in the number of policies we submit to carriers that are ultimately rejected and could materially and adversely affect our business, operating results, financial condition and prospects.

We depend upon internet search engines to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines on a cost-effective basis our business, operating results, financial condition and prospects could be harmed.

We derive a significant portion of our website traffic from consumers who search for health insurance through internet search engines, such as Google, Yahoo! and Bing. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to certain internet searches. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites.

Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. Once a search is initiated by a consumer, the algorithms determine the hierarchy of results. Search engines may revise these algorithms from time to time, which could cause our website to be listed less prominently in algorithmic search results and lead to decreased traffic to our website. We may also be listed less prominently as a result of other factors, such as new websites, changes we make to our website or technical issues with the search engine itself. Government health insurance exchange websites have historically appeared prominently in algorithmic search results. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and decided not to list their website in search result listings at all. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic. An attempt to replace this traffic may require us to increase our marketing expenditures, which would also increase our cost of customer acquisition and harm our business, operating results, financial condition and prospects.

In addition to relying on algorithmic search results, we also purchase paid advertisements on search engines in order to attract consumers to our website. We typically pay a search engine for prominent placement of our website when particular terms are searched for on the search engine, without regard to the algorithmic search result listings. The prominence of the placement of our advertisement is determined by multiple factors, including the amount paid for the advertisement and the search engine’s algorithms that determine the relevance of paid advertisements to a particular search term. If the search engine revises its algorithms relevant to paid advertisements then websites other than our platform may become better suited for the algorithms, which may result in our having to pay increased costs to maintain our paid advertisement placement in response to a particular search term. We could also have to pay increased amounts should major search engines continue to become more concentrated. Additionally, we bid against our competitors, insurance carriers, government health insurance exchanges and others for the display of these paid search engine advertisements, which competition increases substantially during the enrollment periods for Medicare products as it relates to our Senior segment. The competition has increased the cost of paid advertising and has increased our marketing and advertising expenses. If paid search advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could materially increase or we could reduce or discontinue our paid search advertisements, either of which would harm our business, operating results, financial condition and prospects.

Our business could be harmed if we are unable to contact consumers or market the availability of our products by telephone.

Telephone calls from our sales centers may be blocked by or subject to consumer warnings from telephone carriers. Furthermore, our telephone messages to existing or potential customers may not be reliably received due to those consumers’ call screening practices. If we are unable to communicate effectively by telephone with our existing and potential customers as a result of legislation, blockage, screening technologies or otherwise, our business, operating results, financial condition and prospects could be harmed. We are also subject to compliance with significant regulations that may affect how we are able to communicate with consumers. See “—Our communications with potential and existing customers are subject to laws regulating telephone and email marketing practices” in this section.

Global economic conditions could materially and adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets and the effects of the COVID-19 pandemic. A severe or prolonged economic downturn could adversely affect consumers’ financial condition and the demand for insurance products.

We are also exposed to risks associated with the potential financial instability of our insurance carrier partners and consumers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, consumers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our insurance carrier partners. In addition, events in the U.S. or foreign markets, such as the U.K.’s exit from the European Union, and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our insurance carrier partners may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if our insurance carrier partners are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results, financial condition and prospects.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect consumers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect our business, operating results and financial condition.

The COVID-19 pandemic could adversely affect our business, operating results and financial condition.

As of June 30, 2020, the COVID-19 pandemic has not had a material impact on our financial condition or operating results. However, in the future, COVID-19 may hamper our ability to effectively conduct our business operations as planned and there can be no assurance that we will be able to avoid a material effect on our business from the spread of COVID-19 or its consequences. For example, as a result of “shelter in place” and similar orders in the states, counties and cities in which we maintain facilities, all of our employees are currently working remotely, which could cause operational difficulties and impair our ability to manage our business, increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions. In addition, our insurance carrier partners and our vendors are similarly adjusting their operations in light of the COVID-19 pandemic. If our insurance carrier partners or our vendors experience shutdowns or continued business disruptions, our ability to conduct our business operations as planned could be materially and negatively affected. For example, our insurance carrier partners may experience delays in the underwriting process, and those delays could affect our ability to timely bind and sell policies. Furthermore, our business, operating results and financial condition could be adversely affected if, as a result of the macro-economic effects of the COVID-19 pandemic, demand for the insurance products we sell on behalf of our insurance carrier partners declines, our insurance carrier partners seek to renegotiate their commission arrangements with us or the policyholders to whom we have sold policies stop making their premium payments.

The extent to which the COVID-19 outbreak affects our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. Although the extent of the effect of the COVID-19 pandemic on our business and financial results has been minimal, the effects of a continued and prolonged public health crisis could have a material negative impact on our business, operating results, and financial condition in the future.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, financial condition and prospects.

We may determine to grow our business through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or the acquisitions may cause diversion of management time and focus away from operating our business. Following any acquisition, we may face difficulty integrating technology, finance and accounting, research and development, human resources, consumer information, and sales and marketing functions; challenges retaining acquired employees; future write-offs of intangibles or other assets; and potential litigation, claims or other known and unknown liabilities.

Depending on the condition of any company or technology we may acquire, that acquisition may, at least in the near term, adversely affect our financial condition and operating results and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not realize the anticipated benefits of any acquisitions and we may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance stockholder value, which, in turn, could have a material and adverse effect on our business, operating results, financial condition and prospects.

Future acquisitions also could result in dilutive issuances of our equity securities and the incurrence of debt, which could harm our financial condition.

If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our business, operating results, financial condition and prospects.

Goodwill represents the amount by which the purchase price exceeds the fair value of net assets we acquire in a business combination. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. As of June 30, 2020, our goodwill totaled $46.6 million. Although we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related impairment losses, which could have a material and adverse effect on our business, operating results, financial condition and prospects.

We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs or subject us to other remedies.

We are currently not a party to any material legal proceedings. From time to time, however, we may be involved in various legal proceedings, including, but not limited to, actions relating to breach of contract and intellectual property infringement or misappropriation. Claims may be expensive to defend and may divert management’s time away from our operations, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, operating results, financial condition and prospects.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

On November 5, 2019, we entered into the Senior Secured Credit Facilities, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $425.0 million and (ii) a $75.0 million senior secured revolving credit facility. We used the proceeds of the Term Loan to make the Distribution and for general corporate purposes. The Revolving Credit Facility is available for general corporate purposes. We used $100.0 million of the proceeds from our initial public offering (the "IPO") to repay a portion of outstanding borrowings under the Term Loan. There was $325.0 million outstanding under the Term Loan as of June 30, 2020. We could in the future incur additional indebtedness.

Our indebtedness could have important consequences, including:

•requiring us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures or other corporate purposes;

•increasing our vulnerability to general adverse economic, industry and market conditions;

•subjecting us to restrictive covenants, including restrictions on our ability to pay dividends and requiring the pledge of substantially all of our assets as collateral under our Senior Secured Credit Facilities, that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•limiting our ability to plan for and respond to business opportunities or changes in our business or industry; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In addition, our indebtedness under the Senior Secured Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs. From time to time, we may enter into, and have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all or any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Failure to make payments or comply with other covenants under our existing debt instruments could result in an event of default. If an event of default occurs and the lender accelerates the amounts due, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

Developments with respect to LIBOR may affect our borrowings under our credit facilities.

Regulators and law enforcement agencies in the U.K. and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (“BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR quotes after 2021.

The Credit Agreement governing our Senior Secured Credit Facilities provides that interest may be based on LIBOR and for the use of an alternate rate to LIBOR in the event LIBOR is phased-out; however, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. The establishment of alternative reference rates or implementation of any other potential changes could have a material adverse effect on our existing facilities, our interest rate swap agreements or our future debt linked to such a reference rate and may materially and adversely affect our business, operating results, financial condition and prospects.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition and prospects may suffer.

Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. Our business model does not require us to hold a significant amount of cash and cash equivalents at any given time and if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to you or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

If we fail to protect our brand, our ability to expand the use of our agency services by consumers may be adversely affected.

Maintaining strong brand recognition and a reputation for delivering value to consumers is important to our business. A failure by us to protect our brand and deliver on these expectations could harm our reputation and damage our ability to attract and retain customers, which could adversely affect our business. In addition, many of our competitors have more resources than we do and can spend more advertising their brands and services. Accordingly, we could be forced to incur greater expense marketing our brand in the future to preserve our position in the market and, even with such greater expense, may not be successful in doing so. Furthermore, complaints or negative publicity about our business practices, legal compliance, marketing and advertising campaigns, data privacy and security issues and other aspects of our business, whether valid or not, could damage our reputation and brand. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, operating results, financial condition and prospects could be materially and adversely affected.

Seasonality may cause fluctuations in our financial results.

As a result of AEP occurring from October 15th to December 7th and OEP occurring from January 1st to March 31st, we experience an increase in the number of submitted Medicare-related applications during the second and third quarters of the fiscal year and an increase in Medicare plan related expense during the first and second quarters of the fiscal year. Accordingly, our financial results are not comparable from quarter to quarter. In addition, changes to the timing of the Medicare annual or open enrollment periods could result in changes in the cyclical nature of consumer demand for Medicare products, to which our Senior segment may not be able to adapt. If our Senior segment cannot successfully respond to changes in the seasonality of the Medicare business, our business, operating results, financial condition and prospects could be harmed.

We rely on our insurance carrier partners to prepare accurate commission reports and send them to us in a timely manner.

Our insurance carrier partners typically pay us a specified percentage of the premium amount collected by the carrier or a flat rate per policy during the period that a customer maintains coverage under a policy. We rely on carriers to report the amount of commissions we earn accurately and on time. We use carriers’ commission reports to calculate our revenue, prepare our financial reports, projections and budgets and direct our marketing and other operating efforts. It is often difficult for us to independently determine whether or not carriers are reporting all commissions due to us, primarily because the majority of the purchasers of our insurance products who terminate their policies do so by discontinuing their premium payments to the carrier instead of by informing us of the cancellation. To the extent that carriers inaccurately or belatedly report the amount of commissions due to us, we may not be able to collect and recognize revenue to which we are entitled, which would harm our business, operating results, financial condition and prospects. In addition, the technological connections of our systems with the carriers’ systems that provide us up-to-date information about coverage and commissions could fail or carriers could cease providing us with access to this information, which could impede our ability to compile our operating results in a timely manner.

Our operating results fluctuate depending upon insurance carrier payment and policy approval practices and the timing of our receipt of commission reports from our insurance carrier partners.

The timing of our revenue depends upon the timing of our insurance carrier partners’ approval of the policies sold on our platform and submitted for their review, as well as the timing of our receipt of commission reports and associated payments from our insurance carrier partners. Although carriers typically report and pay commissions to us on a monthly basis, there have been instances where their report of commissions and payment has been delayed for several months or is incorrect. Incorrect or late commission reports or payments could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from an insurance carrier partner were delayed for any reason. Furthermore, we could incur substantial credit losses if one or more of the insurance carrier partners that we depend upon for payment of commissions were to fail.

Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions per policyholder.

Effective July 1, 2018, we elected to early adopt Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective method, which required us to revise our historical financial information for fiscal 2018 to be consistent with the new standard. The adoption had a material impact on our historical financial statements, including the method by which we recognize commission revenue. We now recognize revenue based on the expected value approach. This approach utilizes a number of assumptions, which include, but are not limited to, legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration, renewal commission rates, historical lapse data and premium increase data. These assumptions are based on historical trends and any changes in those historical trends will affect our estimated lifetime value estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, adverse changes in the assumptions we make in computing expected values, such as increased lapse rates, would harm our business, operating results, financial condition and prospects.

In particular, if customer lapse rates exceed our expectations, we may not receive the revenues we have projected to receive over time, despite our having incurred and recorded any related customer acquisition costs up front. Any adverse impact on customer lapse rates could lead to our receipt of commission payments that are less than the amount we estimated when we recognized commission revenue. Under such circumstances, we would need to write-off the remaining commission receivable balance, which would result in a change to earnings in the period of the write-off.

Changes in lease accounting standards may materially and adversely affect us.

As of July 1, 2020, the Company has elected to early adopt the Financial Accounting Standards Board (“FASB”) rules requiring that we account for our office space leases as assets and liabilities on our balance sheet. We previously accounted for such leases on an “off balance sheet” basis. As a result of these changes to the FASB rules, we will be required to record lease-related assets and liabilities on our balance sheet, and the way in which we record and classify our lease-related expenses may change as well. Though these changes will not have any direct effect on our overall financial condition, they will cause the total amount of assets and liabilities we report to increase.

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

We are subject to income taxes in the United States and various state jurisdictions. Our effective tax rate and profitability could be subject to volatility or adversely affected by a number of factors, including:

•changes in applicable tax laws and regulations currently including but not limited to the Tax Cuts and Jobs Act and the CARES Act or their interpretation and application, including the possibility of retroactive effect;

•changes in accounting and tax standards or practice;

•changes in the valuation of deferred tax assets and liabilities; and

•our operating results before taxes.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state and local taxing authorities. Outcomes from these audits could have a material and adverse effect on our operating results, financial condition and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2020, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $109.6 million and $95.3 million, respectively, available to offset future taxable income. Other than the federal NOLs generated for the tax years ended June 30, 2019 and 2020, which have an indefinite carryforward period, the federal carryforwards will expire in 2034 through 2038. The state carryforwards will expire in 2024 through 2039. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as Section 163(j) disallowed business interest expense carryforwards, to offset its post-change income may be limited. We may experience ownership changes in the future because of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to Our Intellectual Property and Our Technology

If we are unable to adequately protect our intellectual property, our ability to compete could be harmed.

We do not currently have any patents or patent applications pending to protect our intellectual property rights, but we do hold trademarks on our name, “SelectQuote,” and on the phrase “We Shop. You Save.” We rely on a combination of copyright, trademark, and trade secret laws and contractual agreements, as well as our internal system access security protocols, to establish, maintain and protect our intellectual property rights and technology. Despite efforts to protect our intellectual property, these laws, agreements and systems may not be sufficient to effectively prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information or to prevent third parties from misappropriating our technology and offering similar or superior functionality. For example, monitoring and protecting our intellectual property rights can be challenging and costly, and we may not be effective in policing or prosecuting such unauthorized use or disclosure.

We also may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property in the U.S. or certain foreign countries, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. because of the differences in foreign trademark, copyright, and other laws concerning proprietary rights. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. In addition, our competitors may attempt to copy unprotected aspects of our product design or independently develop similar technology or design around our intellectual property rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation or cause consumer confusion through the use of similar service names or domain names. Litigation regarding any intellectual property disputes may be costly and disruptive to us. Any of these results would harm our business, operating results, financial condition and prospects.

Additionally, we enter into confidentiality and invention assignment agreements with our employees and enter into confidentiality agreements with third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent our trademarks, copyrights and other intellectual property rights. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation.

Actions we may take to enforce our intellectual property rights may be expensive and divert management’s attention away from the ordinary operation of our business, and our inability to secure and protect our intellectual property rights could materially and adversely affect our brand and business, operating results, financial condition and prospects. Furthermore, such enforcement actions, even if successful, may not result in an adequate remedy. In addition, many companies have the capability to dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and platform capabilities or cease business activities related to such intellectual property.

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Such claims could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. Further, we might be required to seek a license for third-party intellectual property, which may not be available on reasonable royalty or other terms. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services, which could affect our ability to compete effectively. Any of these results would harm our business, operating results, financial condition and prospects.

Our business depends on our ability to maintain and improve the technological infrastructure that supports our distribution platform, and any significant disruption in service on our platform could result in a loss of consumers, which could harm our business, brand, operating results, financial condition and prospects.

Our ability to service consumers depends on the reliable performance of our technological infrastructure. Interruptions, delays or failures in these systems, whether due to adverse weather conditions, natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our platform, and the ability of our agents to sell policies and our consumer care team to service those policies. The reliability and security of our systems, and those of our insurance carrier partners, is important not only to facilitating our sale of insurance products, but also to maintaining our reputation and ensuring the proper protection of our confidential and proprietary information. If we experience operational failures or prolonged disruptions or delays in the availability of our systems, we could lose current and potential customers, which could harm our operating results, financial condition and prospects.

Potential changes in applicable technology and consumer outreach techniques could have a material and adverse effect on our operating results, financial condition and prospects.

Changes in technology and consumer outreach techniques continue to shape the insurance distribution landscape. In recent years, consumers’ behavior patterns, in particular their propensity to use online sources for research, product comparison and guidance, has changed and continues to change. Similarly, available technologies for reaching targeted groups of consumers also continues to evolve. We expect that we will incur costs in the future to adjust our systems to adapt to changing behaviors and technologies. In the future, technological innovations and changes in the way consumers engage with technology may materially and adversely affect our operating results, financial condition and prospects, if our business model and technological infrastructure do not evolve accordingly.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

Information technology systems form a key part of our business and accordingly we are dependent on our relationships with third parties that provide the infrastructure for our technological systems. If these third parties experience difficulty providing the services we require or meeting our standards for those services, or experience disruptions or financial distress or cease operations temporarily or permanently, it could make it difficult for us to operate some aspects of our business. In addition, such events could cause us to experience increased costs and delay our ability to provide services to consumers until we have found alternative sources of the services provided by these third parties. If we are unsuccessful in identifying high-quality partners, if we fail to negotiate cost-effective relationships with them or if we ineffectively manage these relationships, it could materially and adversely affect our business, operating results, financial condition and prospects.

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or those of our insurance carrier partners or third-party service providers.

Our systems and those of our insurance carrier partners and third-party service providers could be vulnerable to hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, operating results, financial condition and prospects. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from cybersecurity attacks by sophisticated third parties with substantial computing resources and capabilities and other disruptive problems caused by the internet or other users. Such disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability and damage our reputation.

We take substantial efforts to protect our systems and data, including establishing internal processes and implementing technological measures to provide multiple layers of security, and contract with third-party service providers to take similar steps. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime and these measures may not be successful in preventing, detecting, or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. Controls employed by our information technology department and our insurance carrier partners and third-party service providers, including cloud vendors, could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, operating results, financial condition and prospects.

To the extent we or our systems rely on our insurance carrier partners or third-party service providers, through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized publication of our information or the confidential information of consumers and employees may increase. Third-party risks may include lax security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate.

Any or all of the issues above could adversely affect our ability to attract new customers and continue our relationship with existing customers, cause our insurance carrier partners to cancel their contracts with us or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, operating results, financial condition and prospects. Although we are not aware of any material information security breaches to date, we have detected common types of attempts to attack our information systems and data.

We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business, operating results, financial condition and prospects.

The operation of our distribution platform involves the collection and storage of consumers’ information, including personal information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, litigation and remediation costs, as well as reputational harm, all of which could materially and adversely affect our business, operating results, financial condition and prospects. For example, unauthorized parties could steal our potential customers’ names, email addresses, physical addresses, phone numbers and other information, including sensitive personal information and credit card payment information, which we collect when providing agency services.

We receive credit and debit card payment information and related data, which we input directly into our insurance carrier portal and in some cases, submit through a third party. With respect to the Life segment, for a few of our insurance carrier partners, we retain limited card payment information and related data, which is encrypted in compliance with Payment Card Industry standards, for a period of 90 days prior to being erased from our systems.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause consumers and insurance carriers to lose trust in us, all of which could be costly and have an adverse effect on our business. Regulatory agencies or business partners may institute more stringent data protection requirements or certifications than those which we are currently subject to and, if we cannot comply with those standards in a timely manner, we may lose the ability to sell a carrier’s products or process transactions containing payment information. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer or insurance carrier partner information at risk and could in turn harm our reputation, business, operating results, financial condition and prospects.

Risks Related to Laws and Regulation

Laws and regulations regulating insurance activities are complex and could have a material and adverse effect on our business, may reduce our profitability and potentially limit our growth.

The insurance industry in the United States is heavily regulated. The insurance regulatory framework addresses, among other things: granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation and claims practices. For example, we are required by state regulators to maintain a valid license in each state in which we transact insurance business and comply with business practice requirements that vary from state to state. In addition, our agents who transact insurance business must also maintain valid licenses. Complying with the regulatory framework requires a meaningful dedication of management and financial resources. Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we may not have always been, and we may not always be, in full compliance with them. There can be no assurance that we, our employees, consultants, contractors and other agents are in full compliance with current and/or future laws and regulations or interpretations. Any such non-compliance could impose material costs on us, result in limitations on the business we conduct or damage our relationship with regulatory bodies, our insurance carrier partners and consumers, any of which could have a material and adverse effect on our business, operating results, financial condition and prospects.

Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. Furthermore, laws and regulations are also subject to interpretation by regulatory authorities, and changes in any such interpretations may adversely impact our business and our ability to carry on our existing activities.

Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact our business. These changes could impact the manner in which we are permitted to conduct our business, could force us to reduce the compensation we receive or otherwise adversely impact our business, operating results, financial condition and prospects.

In addition, we are subject to laws and regulations with respect to matters regarding privacy and cybersecurity. See “—We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business, operating results, financial condition and prospects,” and “—We may not be able to maintain compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business” in this section.

Our Senior segment is subject to a complex legal and regulatory framework, and non-compliance with or changes in laws and regulations governing the marketing and sale of Medicare plans could harm our business, operating results, financial condition and prospects.

Our Senior segment is subject to a complex legal and regulatory framework and the laws and regulations governing the marketing and sale of Medicare plans, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could harm our business, operating results, financial condition and prospects.
Changes to laws, regulations, CMS guidance or the enforcement or interpretation of CMS guidance applicable to our Senior segment could cause insurance carriers or state departments of insurance to object to or not to approve aspects of our marketing materials and processes. As a result, those authorities may determine that certain aspects of our Senior segment are not in compliance with the current legal and regulatory framework. Any such determinations could delay or halt the operation of our Senior segment, which would harm our business, operating results, financial condition and prospects, particularly if such delay or halt occurred during the Medicare annual or open enrollment periods.

Our business may be harmed if we do not market Medicare plans effectively or if our website and marketing materials are not timely approved or do not comply with legal requirements.

Our insurance carrier partners whose Medicare plans we sell approve our website, much of our marketing material and our call scripts for our Senior segment. In the event that CMS or an insurance carrier partner requires changes to, disapproves, or delays approval of these materials, we could lose a significant source of Medicare plan demand and the operations of our Senior segment could be adversely affected. If we are not successful in timely receiving insurance carrier partner or CMS approval of our marketing materials, we could be prevented from implementing our Medicare marketing initiatives, which could harm our business, operating results, financial condition and prospects, particularly if such delay or non-compliance occurs during AEP or OEP. The CMS rules and regulations also apply to our marketing partners’ marketing materials. If our marketing partners’ marketing materials do not comply with the CMS marketing guidelines or other Medicare program related laws, rules and regulations, such non-compliance could result in our losing the ability to receive referrals of individuals interested in purchasing Medicare plans from that marketing partner or being delayed in doing so.

If our Senior segment substantively changes its marketing materials or call scripts, our insurance carrier partners may be required to re-file those materials with CMS. Due to our inability to make CMS filings ourselves and the need for further CMS review, it is very difficult and time consuming for us to make changes to our marketing materials, and our inability to timely make changes to these materials, whether to comply with new rules and regulations or otherwise, could adversely affect the results of operations for our Senior segment. In addition, we may be prevented from using any marketing material until any changes required by CMS or our insurance carrier partners are made and approved, which would harm our business, operating results, financial condition and prospects, particularly if such delay occurred during AEP or OEP.

We may not be able to maintain compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

We are also subject to a variety of laws and regulations that involve matters central to our business, including with respect to user privacy and the collection, processing, storing, sharing, disclosing, using, transfer and protecting of personal information and other data. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. Because we store, process and use data, some of which contain personal information, we are subject to complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation.

New York’s cybersecurity regulation for financial services companies, including insurance entities under its jurisdiction, requires entities to establish and maintain a cybersecurity program designed to protect private consumer data. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS.

In addition, in October 2017, the NAIC adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. To date, the Cybersecurity Model Law has been adopted by Alabama, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, Ohio and South Carolina, with several other states expected to adopt in the near future. The Cybersecurity Model Law could impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The NAIC model law is functionally similar to the NYDFS rule.

Compliance with existing and emerging privacy and cybersecurity regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation, lend to private litigation against us, any of which could materially and adversely affect our business, operating results, financial condition and prospects.

Our communications with potential and existing customers are subject to laws regulating telephone and email marketing practices.

We make telephone calls and send emails and text messages to potential and existing customers. The United States regulates marketing by telephone and email and the laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. New laws or regulations, or changes to the manner in which existing laws and regulations or interpreted or enforced, may further restrict our ability to contact potential and existing customers by phone and email and could render us unable to communicate with consumers in a cost-effective fashion. The Telephone Consumer Protection Act (the “TCPA”) prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We may be required to comply with these and similar laws, rules and regulations. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. We have policies in place to comply with the TCPA and other telemarketing laws. However, despite our legal compliance, we have in the past and may in the future become subject to claims that we have violated the TCPA.

Any legal liability for the information we communicate to consumers could harm our business and operating results.

Consumers rely upon information we communicate through our agency services regarding the insurance plans we distribute, including information relating to insurance premiums, coverage, benefits, exclusions, limitations, availability, and plan comparisons. If we provide inaccurate information or information that could be construed as misleading, or if we do not properly assist individuals in purchasing insurance, we could be found liable for related damages and our relationships with our insurance carrier partners and our standing with regulators could suffer.

Risks Related to Being a Public Company

The obligations associated with being a public company require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations. As such, we may continue to generate losses in the future.

We incur significant expenses in developing our technology, marketing the products and services we offer and acquiring consumers, and our costs may increase due to our continued new product development and general administrative expenses, including legal, accounting, insurance and other expenses related to compliance with the requirements of the SEC and the New York Stock Exchange (“NYSE”) and other public company obligations, which may be significantly higher than the expenses we incurred before our IPO. In addition, as a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. If we fail to manage these additional costs or increase our revenue, we may continue to incur losses in the future. Compliance with these reporting requirements and other rules of the SEC and the NYSE will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, operating results, financial condition and prospects.

Our quarterly and annual operating results or other operating metrics may fluctuate significantly and may not meet expectations of research analysts, which could cause the trading price of our common stock to decline.

Our quarterly and annual operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Period to period variability or unpredictability of our results could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially, and we could face litigation, including securities class actions.

We are required to make significant estimates and assumptions in the preparation of our financial statements and related disclosures. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our business, operating results, financial condition and prospects may be materially and adversely affected. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, commissions receivable, accounting for income taxes, and share-based compensation.

If we fail to correct any material weakness that we identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second Annual Report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or certify that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We could continue to be considered an emerging growth company for up to five years (until June 30, 2025), although we would lose that status sooner if our gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in nonconvertible debt in a three-year period or if the fair value of our common stock held by non-affiliates exceeds $700.0 million (and we have been a public company for at least 12 months and have filed one Annual Report on Form 10-K). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates, and we will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to us.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares of our common stock at or above the initial offering price you paid.

Our common stock began trading on the NYSE on May 21, 2020. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The market price and trading volume for our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, price and times desired.

The market price and trading volume of our common stock may be highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. Some specific factors that may have a significant effect on the market price of our common stock include:

•actual or anticipated fluctuations in our operating results or those of our competitors’;

•actual or anticipated changes in the growth rate of the insurance market or the growth rate of our businesses or those of companies that investors deem comparable to us;

•changes in economic or business conditions;

•changes in governmental regulation; and

•publication of research reports about us, our competitors, or our industry, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of analyst coverage.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general geopolitical, economic and business conditions, conditions in the financial markets and the effects of the COVID-19 pandemic may negatively impact the market price or trading volume of our common stock.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise would dilute all other stockholders.

We may issue additional capital stock in the future. Any such issuance would result in dilution to all other stockholders. In the future, we may issue additional stock, including as a grant of equity awards to employees, directors and consultants under our equity incentive plans, to raise capital through equity financings or to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

We do not intend to pay dividends in the foreseeable future.

The declaration and amount of any future dividends to holders of our common stock will be at the discretion of our Board of Directors in accordance with applicable law and after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements and other factors that our Board of Directors deems relevant. Our Board of Directors intends to retain future earnings to finance the operation and expansion of our business. In addition, our Senior Secured Credit Facility contains restrictions on our ability to pay dividends, subject to certain exceptions. Accordingly, we do not expect to pay dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale pursuant to certain lock-up agreements entered into in connection with the IPO lapse, the trading price of our common stock could substantially decline. Furthermore, as of August 31, 2020, approximately 6.3% of our outstanding common stock was beneficially owned by our executive officers. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.

Certain provisions in our sixth amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law may prevent or delay an acquisition of SelectQuote, which could decrease the trading price of our common stock.

Our sixth amended and restated certificate of incorporation (our “Certificate of Incorporation”), our amended and restated bylaws, (our “Bylaws”), and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•the inability of our stockholders to call a special meeting;

•the inability of our stockholders to act by written consent without a meeting of stockholders;

•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•the right of our Board of Directors to issue preferred stock without stockholder approval;

•the division of our Board of Directors into three classes of directors, with each class serving a staggered three-year term, which classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•the inability of our stockholders to remove directors except with cause; and

•the inability of our stockholders to fill vacancies on our Board of Directors, which may only be filled by directors.

In addition, because we did not elect to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make SelectQuote immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of SelectQuote and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our Certificate of Incorporation contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

Our Certificate of Incorporation provides that unless the Board of Directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, is the sole and exclusive forum for any derivative action or proceeding brought on behalf of SelectQuote, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of SelectQuote to SelectQuote or SelectQuote’s stockholders, any action asserting a claim against SelectQuote or any director or officer of SelectQuote arising pursuant to any provision of the DGCL or our Certificate of Incorporation or our Bylaws, or any action asserting a claim against SelectQuote or any director or officer of SelectQuote governed by the internal affairs doctrine under Delaware law (collectively, the “covered actions”). These exclusive forum provisions apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions, however, do not apply to actions asserting only federal law claims under the Securities Act or the Securities Exchange Act, regardless of whether the state courts in the State of Delaware have jurisdiction over those claims. These exclusive forum provisions may limit the ability of SelectQuote’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with SelectQuote or SelectQuote’s directors or officers, which may discourage such lawsuits against SelectQuote and SelectQuote’s directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, SelectQuote may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect SelectQuote’s business, financial condition or results of operations.

Our Board of Directors has the ability to issue blank check preferred stock, which may discourage or impede acquisition attempts or other transactions.

Our Board of Directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our Board of Directors will make any determination to issue shares of preferred stock based on its judgment as to our and our stockholders’ best interests. Our Board of Directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then prevailing market price of the stock. In addition, series of preferred stock may have rights and preferences that are superior to those of our common stock with respect to voting rights, dividends or other matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of June 30, 2020:

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	253,612	—	253,612	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments
Centennial, Colorado	45,373	—	45,373	Senior operations
Des Moines, Iowa	24,464	—	24,464	Senior operations
San Diego, California	21,396	—	21,396	Life and Auto & Home operations
Jacksonville, Florida	15,231	—	15,231	Life operations
San Francisco, California	19,063	4,473	14,590	Life operations
Wilmington, North Carolina	5,494	—	5,494	Seeking out tenants to sublease space

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol “SLQT” on the New York Stock Exchange and has been publicly traded since May 21, 2020. Prior to this time, there was no public market for our common stock. The closing sale price of our common stock as reported on the New York Stock Exchange on August 31, 2020, was $18.25 per share.

As of August 31, 2020, there were approximately 500 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Use of Proceeds from the IPO

On May 26, 2020, we closed our IPO, in which we sold 18,000,000 shares of our common stock and certain selling stockholders sold an additional 14,775,000 shares of our common stock. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-236555) effective as of February 21, 2020. We raised approximately $333.1 million in net proceeds after deducting underwriting discounts and commissions of $19.8 million and other offering expenses of $7.1 million. Immediately upon completion of the IPO, and in compliance with the terms of the Senior Secured Credit Facilities, $100.0 million of the net proceeds from the IPO was used to pay down a portion of the Term Loan. Further, we used an additional $29.3 million of the net proceeds from the IPO to repay all of our indebtedness under and terminate the Receivables Financing Agreement. See Note 9 to the consolidated financial statements for further details about the Senior Secured Credit Facilities and Receivables Financing Agreement. We are using the remainder of the net proceeds from the IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. The representatives of the underwriters of our IPO were Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Recent Sales of Unregistered Securities

On February 28, 2020, we effected an eight-for-one forward stock split of our issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of our preferred stock. The par value of our common stock was not adjusted as a result of the stock split. All references to common stock, options to purchase common stock, share data, per share data and related information presented in this Annual Report on Form 10-K and contained in the financial statements and footnotes have been retrospectively adjusted, where applicable, to reflect the effect of the stock split and the adjustment of the preferred stock conversion ratios. In connection with the stock split, the number of authorized shares of our common stock was increased to 700.0 million. Our shares of treasury stock were not affected by the stock split and were retired on March 30, 2020.

On April 17, 2020 and May 6, 2020, we issued and sold an aggregate of 100,000 shares and 35,000 shares, respectively, of our Series E preferred stock to certain “accredited investors” (as defined in Regulation D promulgated under the Securities Act), at a purchase price of $1,000 per share, for aggregate proceeds of $135.0 million and net proceeds to us of $129.4 million, after deducting commissions and expenses. In connection with the IPO, all outstanding shares of Series E preferred stock were automatically converted into 7,500,000 shares of common stock. The offer, sale and issuance of these securities was exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of these securities acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. Each of the recipients of securities in this transaction was an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant.

From July 1, 2019 through May 26, 2020 (the date of the filing of our registration statement on Form S-8 (File No. 333-238692) (our “Form S-8”)), we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 120,800 shares of our common stock under the 2003 Stock Incentive Plan with per share exercise prices ranging from $1.88 to $3.13 per share.

From July 1, 2019 through May 26, 2020 (the date of the filing of our Form S-8), we issued to our directors, officers, employees, consultants and other service providers an aggregate of 5,174,030 shares of our common stock pursuant to the exercise of stock options for aggregate consideration of $5.4 million.

The stock options and shares of common stock issued upon the exercise of such options described in this Item 5 were issued under the 2003 Stock Incentive Plan in reliance on either the exemption provided by Rule 701 promulgated under the Securities Act or the exemption provided under Regulation D under the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. In addition, our Senior Secured Credit Facility contains covenants that restrict our ability to pay cash dividends, subject to certain exceptions.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended June 30, 2020.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the New York Stock Exchange) through August 31, 2020. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

Comparison of 3 Month Cumulative Total Return
Among SelectQuote, Inc., the NYSE Composite Index and the CRSP US Small Cap Index
$120
$100
$80
$60
5/21/2020
5/31/2020
6/30/2020
7/31/2020
8/31/2020
SelectQuote, Inc.
NYSE Composite Index
CRSP US Small Cap Index

	5/21/2020	5/31/2020	6/30/2020	7/31/2020	8/31/2020
SelectQuote, Inc.	$100.00	$101.93	$93.81	$66.26	$67.59
NYSE Composite Index	100.00	103.98	104.78	109.81	114.92
CRSP US Small Cap Index	100.00	104.07	106.55	111.28	115.64

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data as of and for the years ended June 30, 2020, 2019, and 2018 and the selected consolidated balance sheets data as of June 30, 2020 and 2019, from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods.

	Year Ended June 30,
(in thousands, except per share information)	2020	2019	2018
Consolidated statements of comprehensive income:
Total revenue	$531,515	$337,469	$233,688
Income from operations	132,329	96,288	43,156
Net income	81,147	72,579	34,899
Net income per share - basic	$(0.16)	$0.70	$0.27
Net income per share - diluted	$(0.16)	$0.55	$0.23

Other financial data:
Net cash (used in) provided by operating activities	$(61,776)	$113	$(4,846)
Net cash used in investing activities	(51,370)	(8,636)	(6,020)
Net cash provided by financing activities	$481,446	$8,135	$11,482

(in thousands)	June 30, 2020	June 30, 2019
Consolidated balance sheet data:
Total assets	$1,073,793	$406,940
Total liabilities	528,104	143,688
Total temporary equity	—	797
Total shareholders' equity	$545,689	$262,455

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our consolidated financial statements and footnotes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in Part I, Item 1A above.

Company Overview

We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability.

We evaluate our business using the following three segments:

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug plan, dental, vision and hearing, and critical illness products. We represent approximately 15 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, and Aetna. MA and MS plans accounted for 77% and 74% of our approved Senior policies for the years ended June 30, 2020 and 2019, respectively, with ancillary policies, including prescription drug and dental, vision and hearing ("DVH") plans, accounting for the majority of the remainder.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 1.75 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance and ancillary products including term life, guaranteed issue, final expense, accidental death, and juvenile insurance. We represent approximately 15 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term and permanent life products accounted for 67% and 84% of new premium within the Life segment for the years ended June 30, 2020 and 2019, respectively, with ancillary products accounting for the remainder.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 78% and 75% of new premium within the Auto & Home segment for the years ended June 30, 2020 and 2019, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

Industry Trends

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends. Our Senior segment serves consumers predominantly in the over 65 age category. The over 65 age category grew at a 3.4% CAGR from 2010 to 2016, and grew from 12.9% of the total population to 15.2% of the total population according to the United States Census Bureau. The over 65 age category is expected to grow at a 3.2% CAGR from 2016 to 2025, by which point it will account for 18.9% of the population, according to the United States Census Bureau. On average, 10,000 “Baby Boomers” are expected to turn 65 every day or nearly 4 million per year, for the next 10 years. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 59.9 million in 2018 (up from 45.5 million in 2008 and 52.5 million in 2013), to approximately 68.4 million in 2023 then rising to 76.7 million by 2028, according to CSG Actuarial. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. At the end of 2017, there were approximately 20 million Medicare Advantage enrollees, representing approximately 35% penetration of the Medicare market. By 2025, the number of Medicare Advantage enrollees is expected to swell to approximately 38 million, representing a 50% penetration rate of the Medicare market. Medicare Advantage is expected to reach 60% to 70% penetration between 2030 and 2040, according to LEK Consulting, highlighting the pace with which this already large segment of the Medicare market is growing. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

Our Life segment is one of the country’s largest DTC insurance distributors for term life insurance and provides unbiased comparison shopping for life insurance and ancillary products such as guaranteed issue, final expense, term life express, accidental death and juvenile insurance. The U.S. life insurance market is mature and has experienced annual premium growth of 1.4% since 2013, according to S&P Global. Growth in the life insurance sector is driven by a number of macro-economic factors including population growth, general economic growth and individual wealth accumulation.

Our Auto & Home segment predominantly sells automobile and homeowners insurance. The auto insurance industry has grown at an annual rate of 6.3% from 2013—2018 based on Statutory Direct Premiums Written, according to S&P Global, with 2018 written premium totaling $247 billion. Industry growth is driven by growth in the number of registered vehicles, increases in insurance premium rates and general economic growth. The homeowners insurance industry has grown at an annual rate of 3.8% from 2013—2018 based on Statutory Direct Premiums Written, according to S&P Global, with 2018 written premium totaling $99 billion. Industry growth is driven by growth in housing supply, increases in insurance premium rates and general economic growth.

Recent technological innovations, including the development of machine learning for business applications and the proliferation of smart mobile devices as a means of consumer purchasing, are changing the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and comfortable shopping online. The internet plays a role in 8 out of 10 life insurance purchases, according to LIMRA. Additionally, 71% of U.S. auto insurance shoppers obtain online quotes annually, according to Comscore. We believe our proprietary technology platform, vast datasets and use of machine learning in all aspects of our business put us in an excellent position to take advantage of these consumer trends.

Factors Affecting Our Results of Operations

We generate commission revenue from selling policies in the senior health, life and auto and home markets on behalf of our insurance carrier partners, the majority of which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents who are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents, comprised of both existing core agents and the number of new flex agents that we hire and train to sell new policies. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to keep pace with our expanding sales force and maintain agent productivity despite the significant growth in number of agents.

The amount of revenue we expect to recognize per policy is based on multiple factors, including our commission rates with our insurance carrier partners and the expected retention rates of different types of policies. The higher our retention rates, the more revenue we expect to generate pursuant to our carrier agreements, which generally entitle us to receive annual renewal commissions for so long as the policyholder renews their policy. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus and other revenue. These commissions that we expect to generate over the life of an approved policy less the cost of acquiring the business is a key component to our overall profitability. Our goal is to maximize policyholder lifetime value by increasing retention rates, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience and making sure they are buying a policy that meets their specific needs.

Recent Events

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. With social distancing measures having been implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all of our agents and other employees. We believe our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment without any material impacts to our business, financial or otherwise, highlighting the resilience of our business model. We believe that a business like ours is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality and social distancing requirements push consumers to conduct business remotely, while the underlying demand dynamics for our core products remains unchanged. We further believe that our remote agent platform and our commission-based agent compensation model continue to provide agents with productivity incentives and a stable and attractive source of income, thereby allowing us to continue to retain and attract agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.

On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price is comprised of $32.7 million, which was paid in cash at the closing of the transaction, and an earnout of up to $32.3 million, to be paid 65% in cash and 35% in shares of our common stock. The earnout is contingent upon the achievement of certain gross profit targets for InsideResponse in calendar year 2020, as set forth in the Merger Agreement. For additional information, see Note 2 to the consolidated financial statements

On May 26, 2020, the Company completed its IPO whereby 18,000,000 shares of common stock were sold to the public at $20.00 per share (in addition to shares sold by selling stockholders). Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses were $333.1 million.

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to estimate and recognize commission revenue, evaluate our business performance and facilitate our operations. In our Senior segment, our primary product, Medicare Advantage, pays us flat commission rates based on the number of policies we sell on behalf of our insurance carrier partners. Therefore, we have determined that units and unit metrics are the most appropriate measures to evaluate the performance of the Senior segment. In our Life and Auto & Home segments, we are typically paid a commission that is a percent of the premium that we generate for our insurance carrier partners. Therefore, we have determined that premium-based metrics are the most relevant measures to evaluate the performance of these segments. Below are the most relevant business and operating metrics for each segment:

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier, such as providing additional information.

The following table shows the number of submitted policies for the years ended June 30:

	2020	2019	2018
Medicare Advantage	264,546	119,562	57,973
Medicare Supplement	24,085	23,593	27,059
Dental, Vision and Hearing	70,018	36,619	27,571
Prescription Drug Plan	13,513	12,691	11,330
Other	5,890	5,746	9,984
Total	378,052	198,211	133,917

2020 compared to 2019—Total submitted policies increased by 91% for the year ended June 30, 2020, compared to the year ended June 30, 2019. The increase was driven primarily by a 121% increase in MA submitted policies and a 91% increase in dental, vision and hearing submitted policies. The increase in submitted policies was primarily due to the increase in the number of agents we employ and an increase in productivity per agent. During the year ended June 30, 2020, we increased the number of average productive agents by 64% and increased the productivity per productive agent by 24% from the year ended June 30, 2019. The increase in productivity was driven by keeping flex agents selling for six months during the AEP and OEP period in 2020 compared to just the three months of AEP during 2019.

2019 compared to 2018—Total submitted policies increased by 48% for the year ended June 30, 2019, compared to the year ended June 30, 2018. The increase was driven primarily by a 106% increase in MA submitted policies and a 33% increase in dental, vision and hearing submitted policies. These increases were partially offset by a 13% decrease in Medicare Supplement submitted policies. The increase in submitted policies was primarily due to the increase in the number of agents we employ. We increased the number of core and flex productive agents by 54% and 41%, respectively, from 2018, particularly during AEP and OEP. AEP tends to drive more Medicare Advantage volume than Medicare Supplement volume, and the increase in popularity of Medicare Advantage plans, some of which have zero premiums associated with them, also contributed to the decrease in Medicare Supplement submitted policies. Additionally, the expansion of OEP for 2019, which enabled Medicare Advantage consumers to switch their plans between January 1 and March 31, also increased the number of MA policies we sold year over year, contributing to the decrease in MS submitted policies as well.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the years ended June 30:

	2020	2019	2018
Medicare Advantage	225,404	107,665	50,255
Medicare Supplement	18,102	16,593	19,310
Dental, Vision and Hearing	55,556	28,643	20,247
Prescription Drug Plan	13,009	11,739	10,203
Other	4,654	4,102	6,867
Total	316,725	168,742	106,882

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2020 compared to 2019—Total approved policies increased by 88% for the year ended June 30, 2020, compared to the year ended June 30, 2019. The increase was driven primarily by a 109% increase in MA approved policies, 94% increase in dental, vision and hearing approved policies and a 9% increase in Medicare Supplement approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above, also resulted in the increase in approved policies compared to the year ended June 30, 2019.

2019 compared to 2018—Total approved policies increased by 58% for the year ended June 30, 2019, compared to the year ended June 30, 2018. The increase was driven primarily by a 114% increase in MA approved policies and a 41% increase in dental, vision and hearing approved policies. These increases were partially offset by a 14% decrease in Medicare Supplement approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the dynamics of AEP and OEP noted above, also resulted in the increase in approved policies compared to the year ended June 30, 2018.

Lifetime Value of Commissions per Approved Policy

Lifetime value of commissions per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints. The lifetime value of commissions per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates constrained by a persistency-adjusted 10-year renewal period based on a combination of our historical experience and available insurance carrier historical experience to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The lifetime value of commissions per approved policy represents commissions only from policies sold during the period. That figure excludes renewals during the period from policies originally sold in a prior period with insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the lifetime value of commissions per approved policy for the years ended June 30:

	2020	2019	2018
Medicare Advantage	$1,287	$1,279	$1,235
Medicare Supplement	1,376	1,312	1,184
Dental, Vision and Hearing	140	152	141
Prescription Drug Plan	229	267	285
Other	$34	$621	$362

2020 compared to 2019—The lifetime value of commissions (“LTV”) per Medicare Advantage approved policy increased 1% for the year ended June 30, 2020, compared to the year ended June 30, 2019. Medicare4Supplement LTV per approved policy increased 5% for the year ended June 30, 2020, compared to the year ended June 30, 2019. Medicare Advantage's LTV was higher as a result of higher commission rates somewhat offset by lower MA persistency rates. The increase in Medicare Supplement's LTV was primarily due to a carrier mix shift of policies to carriers that pay us higher commissions.

2019 compared to 2018—The lifetime value of commissions per Medicare Advantage approved policy increased 4% for the year ended June 30, 2019 compared to the year ended June 30, 2018. The increase was primarily due to an increase in our retention rates for MA policies. Medicare Supplement lifetime value of commissions per approved policy increased 11% for the year ended June 30, 2019 compared to the year ended June 30, 2018. The increase was primarily due to a carrier mix shift of policies to carriers that pay us higher commissions.

Per Unit Economics

Per unit economics represents total Medicare Advantage and Medicare Supplement commissions, other product commissions, other revenues, and costs associated with the Senior segment, each shown as per number of approved Medicare Advantage and Medicare Supplement approved policies over a given time period. Management assesses the business on a per unit basis to help ensure that the revenue opportunity associated with a successful policy sale is attractive relative to the marketing acquisition cost. All per policy metrics are based on approved policies which is a measure that triggers revenue recognition.

The Medicare Advantage and Medicare Supplement commission per MA/MS policy represents the lifetime value of commissions for policies sold in the period. Other commission per MA/MS policy represents the lifetime value of commissions for other products sold in the period, including dental, vision and hearing, prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, renewals from policies originally sold in a prior period with insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represent all of the operating expenses within the Senior segment. The Revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads which is included in marketing and advertising expense within the total operating expenses per MA/MS policy.

The following table shows per unit economics for the periods presented. Based on the seasonality of the Senior segment and the fluctuations between quarters, we believe that the most relevant view of per unit economics is on a rolling 12-month basis. All per MA/MS policy metrics below are based on the sum of approved MA/MS policies, as both products have similar commission profiles. These metrics are the basis on which management assesses the business:

	Twelve Months Ended June 30,
(dollars per approved policy):	2020	2019	2018
Medicare Advantage and Medicare Supplement approved policies	243,506	124,258	69,565
Medicare Advantage and Medicare Supplement commission per MA / MS policy	$1,293	$1,283	$1,221
Other commission per MA/MS policy	45	81	119
Other per MA / MS policy	147	183	133
Total revenue per MA / MS policy	1,485	1,547	1,473
Total operating expenses per MA / MS policy	(887)	(822)	(945)
Adjusted EBITDA per MA / MS policy (1)	$598	$725	$528
Adjusted EBITDA Margin per MA / MS policy (1)	40%	47%	36%
Revenue / CAC multiple	3.5X	4.0X	3.2X

(1) These financial measures are not calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of these non-GAAP financial measures and a reconciliation of such measures to their nearest comparable financial measures calculated and presented in accordance with GAAP.

2020 compared to 2019—Total revenue per policy decreased 4% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds. These decreases were partially offset by higher commissions on MS policies due to carrier mix and a one-time positive adjustment for estimated renewal commissions related to an amendment to a carrier contract that previously precluded us from recognizing variable consideration. Total cost per policy increased 8% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to an increase in our marketing and advertising expense, including an increase in marketing spend intended to drive growth during OEP. Sales and fulfillment expense per approved policy also increased as a result of our employing flex agents during both AEP and OEP, instead of employing flex agents just during AEP, as in prior years.

2019 compared to 2018—Total revenue per policy increased 5% for the year ended June 30, 2019 compared to the year ended June 30, 2018, due to a shift in mix to MA, the higher persistency of MA policies, higher commissions on MS policies due to carrier mix, and an increase in the amount of marketing development funds we received from carriers. Total cost per policy decreased 13% for the year ended June 30, 2019 compared to the year ended June 30, 2018, due to an improvement in the efficiency of our marketing and advertising expenses which drove a lower cost of acquisition per approved policy and the benefit of scale within our sales and fulfillment expenses.
Life

Life premium represents the total premium value for all policies that were approved by the relevant insurance carrier partner and for which the policy document was sent to the policyholder and payment information was received by the relevant insurance carrier partner during the indicated period. Core premiums are for term life and permanent life insurance policies, while ancillary premiums are for other products. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Life segment.

The following table shows core premiums and ancillary premiums for the years ended June 30:

(in thousands):	2020	2019	2018
Core Premiums	$75,451	$75,681	$71,753
Ancillary Premiums	37,346	14,286	6,601

2020 compared to 2019—Total core premiums were flat for the year ended June 30, 2020, compared to the year ended June 30, 2019. The number of policies sold declined 4%, however, this was offset by a 4% increase in the average premium per policy sold. Total ancillary premiums increased 161% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to a 103% increase in the number of policies sold as a result of more agents selling ancillary insurance products and a 29% increase in average premium per product.

2019 compared to 2018—Total core premiums increased 5% for the year ended June 30, 2019 compared to the year ended June 30, 2018, due to an increase in the average premium per policy sold. This was driven by new initiatives in 2019 that increased the term of policies we sell on behalf of our insurance carrier partners (longer term policies drive more premium) and enabled customers to add additional coverage once they had been approved for their policy. Total ancillary premiums increased 116% for the year ended June 30, 2019 compared to the year ended June 30, 2018, due to a 124% increase in the number of agents selling final expense and other ancillary insurance products.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the years ended June 30:

(in thousands):	2020	2019	2018
Premiums	$70,087	$56,719	$50,460

2020 compared to 2019—Total premiums increased 24% for the year ended June 30, 2020 compared to the year ended June 30, 2019, primarily due to hiring more agents for the Auto & Home segment which resulted in an increase in the number of policies sold.

2019 compared to 2018—Total premiums increased 12% for the year ended June 30, 2019 compared to the year ended June 30, 2018, due to hiring more agents for the Auto & Home segment which resulted in an increase in the number of policies sold.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Annual Report on Form 10-K Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA. We define Adjusted EBITDA as income before interest expense, income tax expense, depreciation and amortization, and certain add-backs for non-cash or non-recurring expenses, including restructuring and share-based compensation expenses. The most directly comparable GAAP measure is net income. We monitor and have presented in this Annual Report on Form 10-K Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

We believe that this non-GAAP financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of this non-GAAP financial measure. Accordingly, we believe that this financial measure provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. These limitations include the fact that Adjusted EBITDA excludes interest expense, depreciation and amortization expense, share-based compensation expense, income tax expense, and other non-recurring expenses that are one-time in nature. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

Adjusted EBITDA for the Year Ended June 30, 2020

The following table reconciles Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the year ended June 30, 2020 (in thousands):

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$81,147
Interest expense					25,761
Income tax expense					25,016
Share-based compensation expense					9,498
Depreciation and amortization					7,993
Non-recurring expenses (1)					3,721
Contingent consideration					375
Loss on disposal of property, equipment, and software					360
Restructuring expenses					153
Adjusted EBITDA	$145,738	$27,812	$8,699	$(28,225)	$154,024

(1) These expenses consist primarily of non-restructuring severance expenses, non-recurring compensation to certain former board members, costs related to our IPO, and expenses related to business continuity in response to the COVID-19 pandemic.

Adjusted EBITDA for the Year Ended June 30, 2019

The following table reconciles Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the year ended June 30, 2019 (in thousands):

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$72,579
Income tax expense					22,034
Depreciation and amortization					4,702
Restructuring expenses (1)					2,305
Non-recurring expenses (2)					1,691
Interest expense, net					1,660
Loss on disposal of property, equipment, and software					221
Share-based compensation expense					86
Adjusted EBITDA	$90,174	$25,821	$7,817	$(18,534)	$105,278

(1) Restructuring expenses consist primarily of expenses associated with initiatives to reduce costs and consolidate leadership and back office functions from San Francisco to Kansas City.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain Board members and non-restructuring severance expenses.

Adjusted EBITDA for the Year Ended June 30, 2018

The following table reconciles Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the year ended June 30, 2018 (in thousands):

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$34,899
Income tax expense					6,619
Depreciation and amortization					3,468
Restructuring expenses (1)					2,808
Interest expense					929
Loss on disposal of property, equipment, and software					700
Non-recurring expenses (2)					436
Share-based compensation expense					67
Adjusted EBITDA	$36,688	$22,969	$9,221	$(18,952)	$49,926

(1) Restructuring expenses consist primarily of expenses associated with initiatives to reduce costs and consolidate leadership and back office functions from San Francisco to Kansas City.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain Board members and non-restructuring severance expenses.

Key Components of our Results of Operations

Revenue

We earn commissions for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our consolidated statements of comprehensive income as commission revenue. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus and other revenue (“other revenue”). Our contracts with our insurance carrier partners contain a single performance obligation satisfied at the point in time to which we allocate the total transaction price. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of future renewal commissions and other revenue when applicable. After a policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions or other revenue. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue represents the direct costs associated with fulfilling our obligations to our insurance carrier partners for the sale of insurance policies. Such costs primarily consist of compensation and related benefit costs for agents, fulfillment specialists and others directly engaged in servicing policy holders. It also includes licensing costs for our agents and allocations for facilities, telecommunications and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications.

Marketing and Advertising

Marketing and advertising expenses consist primarily of the direct costs associated with marketing and advertising of our services, such as television and radio commercials and online advertising. These direct costs generally represent over 90% of our marketing and advertising expenses. Other costs consist of compensation and other expenses related to marketing, business development, partner management, public relations, carrier relations personnel who support our offerings, and allocations for facilities, telecommunications and software maintenance costs. Our marketing and advertising costs increase during AEP and OEP to generate more leads during these high-volume periods.

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, accounting, recruiting, human resources, administrative, business intelligence and data science departments. These expenses also include fees paid for outside professional services, including audit, tax and legal fees and allocations for facilities, telecommunications and software maintenance costs.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table sets forth our operating results and related percentage of total revenues for the years ended June 30:

(in thousands)	2020		2019		2018
Revenue
Commission	$476,606	90%	$296,000	88%	$206,611	88%
Production bonus and other	54,909	10%	41,469	12%	27,077	12%
Total revenue	531,515	100%	337,469	100%	233,688	100%

Operating costs and expenses
Cost of revenue	167,399	31%	104,421	31%	83,340	36%
Marketing and advertising	184,157	35%	110,265	33%	82,122	35%
General and administrative	35,283	7%	18,169	5%	15,157	6%
Technical development	12,347	2%	8,326	2%	9,913	4%
Total operating costs and expenses	399,186	75%	241,181	71%	190,532	82%

Income from operations	132,329	25%	96,288	29%	43,156	18%
Interest expense, net	(25,761)	5%	(1,660)	—%	(929)	—%
Other expenses, net	(405)	—%	(15)	—%	(709)	—%

Income before income tax expense	106,163	20%	94,613	28%	41,518	18%
Income tax expense	25,016	5%	22,034	7%	6,619	3%

Net income	$81,147	15%	$72,579	22%	$34,899	15%

Revenue

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the years ended June 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Commission	$476,606	$180,606	61%	$296,000	$89,389	43%	$206,611
Percentage of total revenue	90%			88%		88%
Production bonus and other	54,909	13,440	32%	41,469	$14,392	53%	27,077
Percentage of total revenue	10%			12%		12%
Total revenue	$531,515	$194,046	58%	$337,469	$103,781	44%	$233,688

2020 compared to 2019—Commission revenue increased $180.6 million, or 61%, which included increases in Senior, Life, and Auto & Home commission revenues of $157.4 million, $18.6 million and $4.8 million, respectively. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 106% increase in Medicare Advantage commission revenue. Life’s $18.6 million revenue growth was driven by $19.5 million growth in ancillary revenue which was a result of the investment we've made in agents to grow sales of these policies offset by a slight reduction in core term life revenue. The revenue growth for Auto & Home was driven by a $3.4 million increase in the sale of home insurance policies. The $13.4 million increase in production bonus and other revenue was primarily driven by the $6.6 million increase in marketing development funds received for Senior and $4.6 million of revenue earned by InsideResponse since the May 1, 2020, acquisition date.

2019 compared to 2018—Commission revenue increased $89.4 million, or 43%, which included increases in Senior, Life, and Auto & Home commission revenues of $76.9 million, $11.4 million and $1.1 million, respectively. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 122% increase in Medicare Advantage commission revenue. Life’s $11.4 million revenue growth was driven by $4.1 million growth in core term revenue and $7.3 million growth in ancillary revenue. The revenue growth for Auto & Home was driven by a 15% increase in first year commission, offset by an increase in revenue from insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and therefore we only recognize the first year commission revenue when a policy is initially sold and then recognize renewal commission revenue when the policy renews in future years. The $14.4 million increase in production bonus and other revenue was primarily driven by the $13.0 million increase in marketing development funds received for Senior, from $5.4 million in 2018 to $18.4 million in 2019.

Operating Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue for the years ended June 30, and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Cost of revenue	$167,399	$62,978	60%	$104,421	$21,081	25%	$83,340
Percentage of total revenue	31%			31%			36%

2020 compared to 2019—Cost of revenue increased $63.0 million in 2020 compared to 2019, primarily due to a $51.0 million increase in compensation expense driven by the growth in the number of agents, mostly within the Senior segment. The increase in headcount also drove increases in the allocations of $6.2 million for facilities, telecommunications, and software maintenance costs, and $2.6 million for licensing costs.

2019 compared to 2018—Cost of revenue increased $21.1 million in 2019 compared to 2018, primarily due to a $16.8 million increase in compensation expenses driven by the growth in the number of agents, mostly within the Senior segment. The increase in headcount also drove increases in the allocations of $2.4 million for facilities, telecommunications and software maintenance costs, and $1.3 million for licensing costs.

Marketing and Advertising

The following table presents our marketing and advertising expenses for the years ended June 30, and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Marketing and advertising	$184,157	$73,892	67%	$110,265	$28,143	34%	$82,122
Percentage of total revenue	35%			33%			35%

2020 compared to 2019—Marketing and advertising expenses increased $73.9 million, or 67%, in 2020, primarily due to a $56.3 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume, especially during AEP and OEP. Marketing and advertising costs also increased $7.6 million in our Life segment driven by an increase in leads specifically for our ancillary policies. Compensation costs related to our marketing personnel increased $6.5 million as we increased the number of people supporting our marketing organization to produce more leads.

2019 compared to 2018—Marketing and advertising expenses increased $28.1 million, or 34%, in 2019, primarily due to a $16.9 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume, especially during AEP and OEP. Marketing and advertising costs also increased $8.5 million in our Life segment driven by an increase in leads specifically for our final expense policies. Compensation costs related to our marketing personnel increased $1.9 million as we increased the number of people supporting our marketing organization to produce more leads.

General and Administrative

The following table presents our general and administrative expenses for the years ended June 30, and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
General and administrative	$35,283	$17,114	94%	$18,169	$3,012	20%	$15,157
Percentage of total revenue	7%			5%			6%

2020 compared to 2019—General and administrative expenses increased $17.1 million, or 94%, for 2020, primarily due to the Distribution to our stock option holders of $9.2 million. We also incurred $4.2 million in higher compensation costs due to growth in the number of general & administrative employees required to support the continued growth of our business and $3.2 million in higher professional fees driven by higher audit costs and outside recruiting fees. This was offset by a decrease in restructuring costs of $2.2 million as the majority of our restructuring activities took place in 2017 and 2018.

2019 compared to 2018—General and administrative expenses increased $3.0 million, or 20%, for the year ended June 30, 2019, primarily due to $2.4 million in higher compensation costs due to growth in the number of general & administrative employees required to support the continued growth of our business and also an increase in professional fees.

Technical Development

The following table presents our technical development expenses for the years ended June 30, and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Technical development	$12,347	$4,021	48%	$8,326	$(1,587)	(17)%	$9,913
Percentage of total revenue	2%			2%			4%

2020 compared to 2019—Technical development expenses increased $4.0 million, or 48% in 2020, primarily due to a $1.9 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the company. In addition, professional fees increased $1.9 million as we increased our use of external application developers to work on our growing technology platforms.

2019 compared to 2018—Technical development expenses decreased $1.6 million, or 17%, in 2019, primarily due to an increase in the capitalization of internally developed software expenses. A total of $3.8 million was capitalized for the year ended June 30, 2019, versus the year ended June 30, 2018, in which such amounts were not material.

Interest Expense, Net

The following table presents our interest expense, net for the years ended June 30, and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Interest expense	$25,761	$24,101	1,452%	$1,660	$731	79%	$929
Percentage of total revenue	5%			—%			—%

2020 compared to 2019—Interest expense increased $24.1 million, or 1,452%, as a result of interest incurred on the Term Loan.

Income Tax Expense

The following table presents our provision for income taxes for the years ended June 30, and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Income tax expense	$25,016	$2,982	14%	$22,034	$15,415	233%	$6,619
Percentage of total revenue	5%			7%			3%
Effective tax rate	23.6%			23.3%			15.9%

2020 compared to 2019—For the year ended June 30, 2020, we recorded a provision for income taxes of $25.0 million, representing an effective tax rate of 23.6%, which was higher than the statutory federal rate primarily due to the net effect of state income taxes incurred and the HPIP tax credit.

2019 compared to 2018—For the year ended June 30, 2019, we recorded a provision for income taxes of $22.0 million, representing an effective tax rate of 23.3%, which was higher than the statutory federal rate primarily due to the net effect of state income taxes incurred. For the year ended June 30, 2018, we recorded a provision for income taxes of $6.6 million, representing an effective tax rate of 15.9%, which was lower than the statutory federal rate primarily due to the re-measurement of deferred income tax liabilities related to the corporate tax rate reduction in the Tax Cuts and Jobs Act.

Segment Information

We currently have three reportable segments: 1) Senior, 2) Life and 3) Auto & Home. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

In addition, we account for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements.

Costs of revenue, marketing and advertising and technical development operating costs and expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising and technical development operating costs and expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, marketing and advertising, technical development and general and administrative operating costs and expenses, excluding depreciation and amortization expense; loss on disposal of property, equipment and software; share-based compensation expense; restructuring expenses; and non-recurring expenses such as severance payments and transaction costs. Our chief executive officer, who is the chief operating decision maker (“CODM”) does not separately evaluate assets by segment; therefore, assets by segment are not presented.

The following tables present information about the reportable segments for the periods presented (in thousands):

Year Ended June 30, 2020

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$361,673	$129,967	$41,189	$(1,314)		$531,515
Operating expenses	(215,935)	(102,155)	(32,490)	(26,881)	(1)	(377,461)
Other expenses, net	—	—	—	(30)		(30)
Adjusted EBITDA	$145,738	$27,812	$8,699	$(28,225)		154,024
Interest expense, net						(25,761)
Income tax expense						(25,016)
Share-based compensation expense						(9,498)
Depreciation and amortization						(7,993)
Non-recurring expenses (2)						(3,721)
Contingent consideration						(375)
Loss on disposal of property, equipment, and software						(360)
Restructuring expenses						(153)
Net income						$81,147

(1) Operating expenses in the Corp & Elims division primarily include $17.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $8.7 million in professional services fees.

(2) These expenses consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain former board members, non-restructuring severance expenses, employer payroll taxes on the one-time Distribution to stock option holders, costs related to our IPO, cost related to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Year Ended June 30, 2019

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$192,257	$110,493	$35,054	$(335)		$337,469
Operating expenses	(102,083)	(84,672)	(27,237)	(18,184)	(1)	(232,176)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$90,174	$25,821	$7,817	$(18,534)		105,278
Income tax expense						(22,034)
Depreciation and amortization						(4,702)
Restructuring expenses						(2,305)
Non-recurring expenses (2)						(1,691)
Interest expense, net						(1,660)
Loss on disposal of property, equipment and software						(221)
Share-based compensation expense						(86)
Net income						$72,579

(1) Operating expenses in the Corp & Elims division primarily include $12.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.2 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, nonrecurring compensation to certain Board members and non-restructuring severance expenses.

Year Ended June 30, 2018

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$102,408	$98,218	$33,348	$(286)		$233,688
Operating expenses	(65,720)	(75,249)	(24,127)	(18,657)	(1)	(183,753)
Other expenses, net	—	—	—	(9)		(9)
Adjusted EBITDA	$36,688	$22,969	$9,221	$(18,952)		49,926
Income tax expense						(6,619)
Depreciation and amortization						(3,468)
Restructuring expenses						(2,808)
Interest expense, net						(929)
Loss on disposal of property, equipment and software						(700)
Non-recurring expenses (2)						(436)
Share-based compensation expense						(67)
Net income						$34,899

(1) Operating expenses in the Corp & Elims division primarily include $12.7 million in salaries and benefits for certain general, administrative, and IT related departments and $4.2 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, nonrecurring compensation to certain Board members and non-restructuring severance expenses.

The table below depicts the disaggregation of revenue by segment and product for the years ended June 30:

(dollars in thousands)	2020	$	%	2019	$	%	2018
Senior:
Commission revenue:
Medicare advantage	$285,957	$147,431	106%	$138,526	$75,989	122%	$62,537
Medicare supplement	34,301	9,183	37%	25,118	(1,071)	(4)%	26,189
Prescription drug plan	2,867	(342)	(11)%	3,209	224	8%	2,985
Dental, vision, and health	7,758	3,288	74%	4,470	1,538	52%	2,932
Other commission revenue	362	(2,164)	(86)%	2,526	181	8%	2,345
Total commission revenue	331,245	157,396	91%	173,849	76,861	79%	96,988
Production bonus and other revenue	30,428	12,020	65%	18,408	12,988	240%	5,420
Total Senior revenue	361,673	169,416	88%	192,257	89,849	88%	102,408
Life:
Commission revenue:
Term	75,236	(899)	(1)%	76,135	4,184	6%	71,951
Other commission revenue	32,628	19,517	149%	13,111	7,261	124%	5,850
Total commission revenue	107,864	18,618	21%	89,246	11,445	15%	77,801
Production bonus and other revenue	22,103	856	4%	21,247	830	4%	20,417
Total Life revenue	129,967	19,474	18%	110,493	12,275	12%	98,218
Auto & Home:
Total commission revenue	38,031	4,791	14%	33,240	1,132	4%	32,108
Production bonus and other revenue	3,158	1,344	74%	1,814	574	46%	1,240
Total Auto & Home revenue	41,189	6,135	18%	35,054	1,706	5%	33,348
Eliminations:
Total commission revenue	(534)	(199)	59%	(335)	(49)	17%	(286)
Production bonus and other revenue	(780)	(780)	NM(1)	—	—	NM(1)	—
Total Elimination revenue	(1,314)			(335)			(286)
Total commission revenue	476,606	180,606	61%	296,000	89,389	43%	206,611
Total production bonus and other revenue	54,909	13,440	32%	41,469	14,392	53%	27,077
Total revenue	$531,515	$194,046	58%	$337,469	$103,781	44%	$233,688

(1) Not meaningful

Revenue by Segment

2020 compared to 2019—Revenue from our Senior segment was $361.7 million for the year ended June 30, 2020, a $169.4 million, or 88%, increase compared to revenue of $192.3 million for the year ended June 30, 2019. The increase was primarily due to a $147.4 million, or 106%, increase in MA commission revenue, a $9.2 million, or 37%, increase in MS commission revenue, and an $4.6 million increase in revenue from InsideResponse.

Revenue from our Life segment was $130.0 million for the year ended June 30, 2020, a $19.5 million, or 18%, increase compared to revenue of $110.5 million for the year ended June 30, 2019. The increase was primarily due to a $19.5 million, or 149%, increase in other commission revenue which was the result of our focus on selling more ancillary insurance products.

Revenue from our Auto & Home segment was $41.2 million for the year ended June 30, 2020, a $6.1 million, or 18%, increase compared to revenue of $35.1 million for the year ended June 30, 2019. The increase was primarily due to a 24% increase in premium sold.

2019 compared to 2018—Revenue from our Senior segment was $192.3 million for the year ended June 30, 2019, an $89.8 million, or 88%, increase compared to revenue of $102.4 million for the year ended June 30, 2018. The increase was primarily due to a $76.9 million increase in commission revenue and a $13.0 million increase in production bonus and other revenue. The increase in commission revenue was predominantly driven by a 114% increase in MA approved policies and a slight increase in lifetime value per Medicare approved policy. Production bonus and other revenue was driven by an increase in marketing development funds.

Revenue from our Life segment was $110.5 million for the year ended June 30, 2019, a $12.3 million, or 12%, increase compared to revenue of $98.2 million for the year ended June 30, 2018. The increase was primarily due to a $11.4 million increase in commission revenue and $0.8 million increase in production bonus and other revenue. The increase in commission revenue was driven by a 116% increase in ancillary premium sold which was the result of our focus on selling more guaranteed issue and fixed indemnity policies. Commission revenue also increased as a result of writing 5% more core term life premium. Production bonus and other revenue was driven by the increase in core term life premium sold.

Revenue from our Auto & Home segment was $35.1 million for the year ended June 30, 2019, a $1.7 million, or 5%, increase compared to revenue of $33.3 million for the year ended June 30, 2018. The increase was primarily due to a $1.1 million increase in commission revenue and $0.6 million increase in production bonus and other revenue. The increase in commission revenue was driven by a 12% increase in premium sold, offset by a shift in mix to insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and therefore we only recognize the first year commission revenue when a policy is initially sold and then recognize renewal commission revenue when the policy renews in future years. Production bonus and other revenue was driven by the increase in premium sold.

Adjusted EBITDA by Segment

2020 compared to 2019—Adjusted EBITDA from our Senior segment was $145.7 million for the year ended June 30, 2020, a $55.6 million, or 62%, increase compared to Adjusted EBITDA of $90.2 million for the year ended June 30, 2019. The increase in Adjusted EBITDA was primarily due to a $169.4 million increase in revenue partially offset by a $113.9 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $27.8 million for the year ended June 30, 2020, a $2.0 million, or 8%, increase compared to Adjusted EBITDA of $25.8 million for the year ended June 30, 2019. The increase in Adjusted EBITDA was primarily due to a $19.5 million increase in revenue partially offset by a $17.5 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for ancillary policies. Revenue and Adjusted EBITDA were also negatively impacted by our temporarily shifting some of our Life agents into the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand for Senior products.

Adjusted EBITDA from our Auto & Home segment was $8.7 million for the year ended June 30, 2020, a $0.9 million, or 11%, increase compared to Adjusted EBITDA of $7.8 million for the year ended June 30, 2019. The increase in Adjusted EBITDA was primarily due to a $6.1 million increase in revenue partially offset by a $5.3 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in premium sold and an increase in the number of licensed agents. Revenue and Adjusted EBITDA were also negatively impacted by our temporarily shifting some of our Auto & Home agents into the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand for Senior products.

2019 compared to 2018—Adjusted EBITDA from our Senior segment was $90.2 million for the year ended June 30, 2019, $53.5 million, or 146%, increase compared to Adjusted EBITDA of $36.7 million for the year ended June 30, 2018. The increase in Adjusted EBITDA was primarily due to an $89.8 million increase in revenue partially offset by a $36.4 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $25.8 million for the year ended June 30, 2019, a $2.8 million, or 12%, increase compared to Adjusted EBITDA of $23.0 million for the year ended June 30, 2018. The increase in Adjusted EBITDA was primarily due to a $12.3 million increase in revenue partially offset by a $9.4 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for core and ancillary policies, partially offset by a reduction in fulfillment expenses associated with the restructuring activities we took during the years ended June 30, 2019 and 2018.

Adjusted EBITDA from our Auto & Home segment was $7.8 million for the year ended June 30, 2019, a $1.4 million, or 15%, decrease compared to Adjusted EBITDA of $9.2 million for the year ended June 30, 2018. The reduction in Adjusted EBITDA was primarily due to a $1.7 million increase in revenue offset by a $3.1 million increase in operating costs and expenses primarily attributable to an increase in personnel costs associated with higher headcount that was driven by an increase in premium sold and an increase in the number of licensed agents. Adjusted EBITDA was also negatively impacted by a shift in the mix to insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and therefore we only recognize the first year commission revenue when a policy is initially sold and then recognize renewal commission revenue when the policy renews in future years.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include the proceeds from the IPO and cash and funds available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 24 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Further, while COVID-19 has caused disruptions to the economy both domestically and globally, the Company expects to maintain its financial flexibility under current market conditions. However, there is inherent difficulty in assessing the possibility of future changes that could materially alter this judgement. As such will continue to monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position and our liquidity needs.

As of June 30, 2020 and 2019, our cash, cash equivalents, and restricted cash totaled $368.9 million and $0.6 million, respectively. The following table presents a summary of our cash flows as of June 30:

(thousands)	2020	2019	2018
Net cash (used in) provided by operating activities	$(61,776)	$113	$(4,846)
Net cash used in investing activities	(51,370)	(8,636)	(6,020)
Net cash provided by financing activities	$481,446	$8,135	$11,482

Operating Activities

Cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission statements from our insurance carrier partners. If we were to experience a delay in receiving a commission payment from an insurance carrier partner within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expenses is driven by the number of leads required to generate the insurance applications we submit to our insurance carrier partners. Our marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a policy but commission payments are paid to us over time there are working capital requirements to fund the upfront cost of acquiring new policies. During AEP, we experience an increase in the number of submitted Senior insurance applications and marketing and advertising expenses compared to periods outside of AEP. The timing of AEP affects the positive or negative impacts of our cash flows during each quarter.

Year Ended June 30, 2020—Cash used in operating activities was $61.8 million, consisting of net income of $81.1 million and adjustments for non-cash items of $45.7 million, offset by cash used in operating assets and liabilities of $188.6 million. Adjustments for non-cash items primarily consisted of $25.0 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $9.5 million of stock compensation expense primarily for the distribution to stock option holders, and $8.0 million of depreciation and amortization related to the additional fixed assets purchases and internally developed software in service. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $15.6 million and $197.4 million in accounts receivable and commissions receivable, respectively, partially offset by decreases of $15.7 million in accounts payable and accrued expenses and $9.2 million in accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Year Ended June 30, 2019—Cash provided by operating activities was $0.1 million, consisting of net income of $72.6 million and adjustments for non-cash items of $27.1 million, offset by cash used in operating assets and liabilities of $99.6 million. Adjustments for non-cash items primarily consisted of $22.0 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, and $4.7 million of depreciation and amortization related to the additional fixed assets purchased for new office space to accommodate our growth in headcount. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $8.7 million and $91.6 million in accounts receivable and commissions receivable, respectively, partially offset by decreases of $2.8 million in accounts payable and accrued expenses and $3.5 million in accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Year Ended June 30, 2018—Cash used in operating activities was $4.8 million, consisting of net income of $34.9 million and adjustments for non-cash items of $10.9 million, offset by cash used in operating assets and liabilities of $50.6 million. Adjustments for non-cash items primarily consisted of $6.6 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected and $3.5 million of depreciation and amortization related to the additional fixed assets purchased for new office space to accommodate our growth in headcount. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $6.3 million and $46.4 million in accounts receivable and commissions receivable, respectively, partially offset by a $3.1 million decrease in accounts payable and accrued expenses, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion and capitalized salaries related to the development of internal-use software.

Year Ended June 30, 2020—Net cash used in investing activities of $51.4 million was primarily due $35.8 million of cash paid net of the cash acquired for the acquisition of InsideResponse as well as $9.4 million of purchases of property and equipment and $6.1 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Year Ended June 30, 2019—Net cash used in investing activities of $8.6 million was due to $3.9 million of purchases of property and equipment and $4.7 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Year Ended June 30, 2018—Net cash used in investing activities of $6.0 million was due to $5.4 million of purchases of property and equipment and $0.6 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Acquisitions

On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Merger Agreement. The purchase price is comprised of $32.7 million, which was paid in cash at the closing of the transaction, and an earnout of up to $32.3 million, to be paid 65% in cash and 35% in shares of our common stock. The earnout is contingent upon the achievement of certain gross profit targets for InsideResponse in calendar year 2020, as set forth in the Merger Agreement. For additional information, see Note 2 to the consolidated financial statements.
Financing Activities

Our financing activities primarily consist of net proceeds from the revolving line of credit, non-recourse debt, and common stock options exercised along with dividend payments to stockholders.

Year Ended June 30, 2020—Net cash provided by financing activities of $481.4 million was primarily due to $416.5 million in net proceeds from the Term Loan, $340.2 million in proceeds from our initial public offering, net of underwriters’ discounts and commissions, and $135.0 million in proceeds from the issuance of preferred stock, partially offset by $275.0 million for the Distribution, $100.0 million payment on our Term Loan with proceeds from the IPO, and $31.4 million in payments on non-recourse debt, primarily to pay off the Receivables Financing Agreement.

Year Ended June 30, 2019—Net cash provided by financing activities of $8.1 million was primarily due to $16.2 million gross proceeds from non-recourse debt and $4.3 million of common stock options exercised, partially offset by $8.7 million in net payments for our revolving line of credit which is used to fund working capital mostly due to our seasonality around AEP.

Year Ended June 30, 2018—Net cash provided by financing activities of $11.5 million was primarily due to $15.4 million net proceeds from our revolving line of credit to fund working capital mostly due to our seasonality around AEP, partially offset by a $2.0 million payoff of our subordinated debt.

Senior Secured Credit Facilities

On November 6, 2017, the Company entered into a two-year Loan and Security Agreement (the “Credit Agreement”) with UMB Bank N.A. (“UMB”). Subsequently, on November 5, 2019, the Credit Agreement was terminated when the Company entered into a new credit agreement with UMB as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. (“Morgan Stanley”) as a lender and the administrative agent for a syndicate of lenders party to the agreement (the “Senior Secured Credit Facility”). See Note 9 to the consolidated financial statements for further details. There was $325.0 million outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility as of June 30, 2020.

Our risk management strategy includes entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. We entered into an interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020. It has a notional amount of $325.0 million that was designated as a cash flow hedge of interest payments on the debt issuance.

Delayed Draw Credit Facilities

On December 14, 2018, we entered into a senior secured delayed draw credit facility (as amended, the “Receivables Financing Agreement”). Pursuant to the Receivables Financing Agreement, we had access to a senior secured delayed draw credit facility consisting of up to $30.0 million aggregate principal amount of commitments (the “Commitment”), with no more than quarterly draws in an aggregate original principal amount not to exceed the Commitment, with the commissions receivable from the Auto & Home insurance policies sold by SelectQuote Auto & Home as collateral. As the underlying policyholders renewed their policies, the renewal commissions received from our insurance carrier partners were transferred to the lender as repayment of the draw, with any accrued interest being paid first. Each loan accrued interest at 11.5% that was computed on a daily basis on the unpaid principal and interest amounts. If the amount of renewal commissions received was not enough to pay off the loan balances, there was no recourse to the Company. If we continued to receive renewal commissions on the underlying policies after the time at which the loan balances were paid off, the right to those renewal commissions reverted back to the Company.

Over the life of the Receivables Financing Agreement, we received $32.8 million in proceeds from seven draws on the facility and made principal payments of $4.5 million. On June 8, 2020, the Company repaid in full all of its and its subsidiaries’ indebtedness and other obligations totaling $29.3 million under the Receivables Financing Agreement. The Company repaid the outstanding debt using proceeds from the IPO. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the Receivables Financing Agreement) were terminated and released and the Receivables Financing Agreement was terminated. As a result of the early repayment, the Company recorded a $1.2 million loss on debt extinguishment in interest expense in the consolidated statement of comprehensive income for the year ended June 30, 2020, primarily consisting of a prepayment penalty associated with the debt payoff activity of $0.9 million and the write-off of unamortized debt issuance costs of $0.3 million.

Series E Preferred Shares Private Placement

On April 17, 2020 and May 6, 2020, we issued and sold an aggregate of 100,000 shares and 35,000 shares, respectively, of our Series E preferred stock to certain “accredited investors” (as defined in Regulation D promulgated under the Securities Act), at a purchase price of $1,000 per share, for aggregate proceeds of $135.0 million and net proceeds to the Company of $129.4 million, after deducting commissions and expenses. We applied a portion of the net proceeds from the private placement of Series E preferred stock to complete our acquisition of InsideResponse and are using the remaining proceeds for general corporate purposes. Upon the closing of the IPO, all outstanding shares of Series E preferred stock automatically converted into shares of common stock at a fixed discount. See Note 11 to the consolidated financial statements for further details.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding operating leases for office facilities, capital lease obligations related to copy machines, and our Senior Secured Credit Facility. In addition, we have outstanding service and licensing agreements with various vendors for connectability, maintenance, and other services; however, we believe that overall they are not material to the below presentation. We believe that we will be able to fund these obligations through our existing cash and cash equivalents and cash generated from operations. The amount of the obligations presented in the table summarizes our commitments to settle contractual obligations in cash as of June 30, 2020:

	Payments due by Period
(in thousands)	June 30, 2020
	Total	Less than 1 Year	1–3 years	3–5 Years	More Than 5 Years
Operating lease obligations	$63,190	$8,781	$16,488	$16,659	$21,262
Capital lease obligations	143	74	69	—	—
Long-term debt obligations (1)	325,000	—	6,375	318,625	—
Interest rate swap (2)	2,695	619	1,239	837	—
Total contractual obligations	$391,028	$9,474	$24,171	$336,121	$21,262

(1) This includes our Revolving Credit Facility and Term Loan.

(2) This assumes current interest rates as of June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements during any of the periods covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, commissions receivables, accounting for income taxes, and share-based compensation.

Revenue Recognition and Commissions Receivable

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors such as the determination of performance obligations and determination of the transaction price. The estimates of renewal commissions and production bonuses and other revenue are considered variable consideration in the transaction price and require significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse and premium increase data, available industry and carrier experience data, historical payment data by segment and insurance carrier, as well as current forecast data to estimate forecasted renewal consideration and production bonuses and then to constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. However, the foregoing is exclusive of marketing development funds in which the transaction price is known. Before the adoption of ASC 606, we were already using a similar method to calculate the lifetime revenue value of a contract for internal forecasting purposes so we believe we have the ability to make reasonable estimates for these items and have the appropriate accounting policies and controls in place to do so. The uncertainty associated with the variable consideration is subsequently resolved when the policy renews, and any adjustments in variable consideration are recognized in the period incurred.

Commissions receivable represent the variable consideration for policies that have not renewed yet and therefore are subject to the same assumptions, judgements and estimates used when recognizing revenue as noted above.

Income Taxes

We account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies ASC 740, Income Taxes (“ASC 740”), in accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Share-Based Compensation

We recognize share-based compensation expense in the consolidated statements of comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, depending on the plan. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model. The weighted-average expected term for stock options granted is calculated using historical option exercise behavior. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price, however, we do not expect to pay any dividends in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using historical stock prices for a combination of publicly traded peer group companies and our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2020 and June 30, 2019, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2020, three insurance carrier partners accounted for 26%, 20%, and 10% of total accounts and commissions receivable. As of June 30, 2019, two insurance carrier partners accounted for 20% and 17% of total accounts and commissions receivable.

Interest Rate Risk

As of June 30, 2020, we had cash of $20.4 million deposited in non-interest bearing accounts and $47.8 million deposited in an interest bearing account, all at a major bank with limited to no interest rate risk. As of June 30, 2020, we had cash of $300.7 million deposited in a money market account at the same bank. As of June 30, 2019, we had cash of $0.6 million deposited in non-interest bearing accounts at a major bank with limited interest rate risk. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

Seasonality

See “Risk Factors—Risks Related to Our Business and Industry—Our existing and any future indebtedness could adversely affect our ability to operate our business” and “Risk Factors—Risks Related to Our Business and Industry—Developments with respect to LIBOR may affect our borrowings under our credit facilities” for additional information.

ITEM 8. FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to herein as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Kansas City, MO
September 10, 2020

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,065	$570
Restricted cash	47,805	—
Accounts receivable	83,634	59,829
Commissions receivable-current	51,209	36,108
Other current assets	10,121	6,450
Total current assets	513,834	102,957
COMMISSIONS RECEIVABLE—Net	461,752	279,489
PROPERTY AND EQUIPMENT—Net	22,150	13,759
SOFTWARE—Net	8,399	4,895
INTANGIBLE ASSETS—NET	19,673	218
GOODWILL	46,577	5,364
OTHER ASSETS	1,408	258
TOTAL ASSETS	$1,073,793	$406,940
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,891	$7,634
Accrued expenses	14,936	6,015
Accrued compensation and benefits	22,228	12,566
Non-recourse debt—current	—	3,920
Earnout liability	30,812	—
Other current liabilities	4,944	3,087
Total current liabilities	95,811	33,222
DEBT	311,814	11,032
NON-RECOURSE DEBT—Net	—	10,615
DEFERRED INCOME TAXES	105,844	81,252
OTHER LIABILITIES	14,635	7,567
Total liabilities	528,104	143,688
COMMITMENTS AND CONTINGENCIES (Note 10)
TEMPORARY EQUITY:
Series A redeemable convertible preferred stock, $0.01 par value—No shares issued or outstanding as of June 30, 2020; 1,137,235 shares authorized, 1,137,235 shares issued, and 847,776 shares outstanding as of June 30, 2019 (aggregate liquidation preference, $127)	—	171
Series B convertible preferred stock, $0.01 par value—No shares issued or outstanding as of June 30, 2020; 821,690 shares authorized, 821,690 issued, and 609,774 shares outstanding as of June 30, 2019, respectively (aggregate liquidation preference, $372)	—	501
Series C convertible preferred stock, $0.01 par value—No shares issued or outstanding as of June 30, 2020; 69,925 shares authorized, 69,925 shares issued, and 51,369 shares outstanding as of June 30, 2019 (aggregate liquidation preference, $63)	—	85
Series D convertible preferred stock, $0.01 par value—No shares issued, and outstanding as of June 30, 2020; 4,000,000 shares authorized, issued, and outstanding as of June 30, 2019 (aggregate liquidation preference, $127,244)	—	40
Total temporary equity	—	797
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 and 184,000,000 shares authorized as of June 30, 2020 and June 30, 2019, respectively; 162,190,730 and 90,619,204 shares issued as of June 30, 2020 and June 30, 2019, respectively; 162,190,730 and 87,097,912 shares outstanding as of June 30, 2020 and June 30, 2019, respectively	1,622	906
Additional paid-in capital	548,113	138,378
Treasury stock—No treasury shares as of June 30, 2020, and 4,041,223 shares at cost as of June 30, 2019	—	(77,275)
Retained earnings / (Accumulated deficit)	(2,792)	200,446
Accumulated other comprehensive loss	(1,254)	—
Total shareholders’ equity	545,689	262,455
TOTAL LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY	$1,073,793	$406,940
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended June 30,
	2020	2019	2018
REVENUE:
Commission	$476,606	$296,000	$206,611
Production bonus and other	54,909	41,469	27,077
Total revenue	531,515	337,469	233,688
OPERATING COSTS AND EXPENSES:
Cost of revenue	167,399	104,421	83,340
Marketing and advertising	184,157	110,265	82,122
General and administrative	35,283	18,169	15,157
Technical development	12,347	8,326	9,913
Total operating costs and expenses	399,186	241,181	190,532
INCOME FROM OPERATIONS	132,329	96,288	43,156
INTEREST EXPENSE, NET	(25,761)	(1,660)	(929)
OTHER EXPENSES, NET	(405)	(15)	(709)
INCOME BEFORE INCOME TAX EXPENSE	106,163	94,613	41,518
INCOME TAX EXPENSE	25,016	22,034	6,619
NET INCOME	$81,147	$72,579	$34,899

NET (LOSS) INCOME PER SHARE:
Basic	$(0.16)	$0.70	$0.27
Diluted	$(0.16)	$0.55	$0.23
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	97,496	85,378	81,314
Diluted	97,496	132,491	96,421

OTHER COMPREHENSIVE LOSS NET OF TAX:
Loss on cash flow hedge	(1,254)	—	—
OTHER COMPREHENSIVE LOSS	(1,254)	—	—
COMPREHENSIVE INCOME	$79,893	$72,579	$34,899
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit) (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2017	84,771	$849	$133,417	$96,455	$(76,800)	$—	$153,921
Net income	—	—	—	34,899	—	—	34,899
Other comprehensive loss	—	—	—	—	—	—	—
Stock options exercised	496	1	564	—	—	—	565
Share-based compensation expense	—	—	67	—	—	—	67
Dividends paid(2)	—	—	—	(1,882)	—	—	(1,882)
Common stock repurchased	(270)	—	—	—	(441)	—	(441)
BALANCES-June 30, 2018	84,997	$850	$134,048	$129,472	$(77,241)	$—	$187,129
Net income	—	—	—	72,579	—	—	72,579
Other comprehensive loss	—	—	—	—	—	—	—
Cumulative effect of adoption of ASU 2016-09	—	—	—	353	—	—	353
Stock options exercised	5,642	56	4,244	—	—	—	4,300
Share-based compensation expense	—	—	86	—	—	—	86
Dividends paid(2)	—	—	—	(1,958)	—	—	(1,958)
Common stock repurchased	(20)	—	—	—	(34)	—	(34)
BALANCES-June 30, 2019	90,619	$906	$138,378	$200,446	$(77,275)	$—	$262,455
Net income	—	—	—	81,147	—	—	81,147
Loss on cash flow hedge, net of tax	—	—	—	—	—	(1,295)	(1,295)
Amount reclassified into earnings, net tax	—	—	—	—	—	41	41
Stock options exercised	5,495	56	5,450	—	—	—	5,506
Share-based compensation expense	—	—	9,483	—	—	—	9,483
Issuance and conversion of preferred shares, net of transaction fees	51,571	516	129,531	—	—	—	130,047
Dividends paid(2)	—	—	—	(207,341)	—	—	(207,341)
Dividends paid on unexercised stock options	—	—	(9,221)	—	—	—	(9,221)
Return of capital	—	—	(58,438)	—	—	—	(58,438)
Treasury stock retirement	(3,520)	(36)	—	(77,044)	77,275	—	195
Proceeds from initial public offering, net of underwriters’ discounts and commissions and other offering expenses	18,026	180	332,930	—	—	—	333,110
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(2,792)	$—	$(1,254)	$545,689
(1) As adjusted for the adoption of ASC 606 using the full retrospective method.

(2) Dividends paid per share, including common shares and series A-D, were $0.12 for the years ended June 30, 2019 and 2018 and $15.66 per share during the year ended June 30, 2020. See note 11 for details.

Reflects the retrospective application of the eight-for-one stock split effective February 28, 2020, whereby each share of common stock outstanding immediately prior to the effective date was split and converted into eight shares of common stock. The par value per share remained unchanged. The Company’s capital accounts have been retroactively restated to reflect the stock split.

See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,147	$72,579	$34,899
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	7,993	4,702	3,468
Loss on disposal of property, equipment, and software	360	221	700
Stock compensation expense	9,498	86	67
Deferred income taxes	25,007	21,991	6,584
Amortization of debt issuance costs and debt discount	2,266	123	70
Write-off of debt issuance costs	237	—	—
Fair value adjustments to contingent earnout obligations	375	—	—
Changes in operating assets and liabilities:
Accounts receivable	(15,585)	(8,676)	(6,300)
Commissions receivable	(197,364)	(91,639)	(46,370)
Other assets	(3,352)	(3,031)	389
Accounts payable and accrued expenses	15,672	2,810	3,117
Other liabilities	11,970	947	(1,470)
Net cash (used in) provided by operating activities	(61,776)	113	(4,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,446)	(3,921)	(5,396)
Proceeds from sales of property and equipment	3	—	—
Purchases of software and capitalized software development costs	(6,106)	(4,715)	(624)
Acquisition of business, net of cash acquired	(35,821)	—	—
Net cash used in investing activities	(51,370)	(8,636)	(6,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	87,989	135,621	91,319
Payments on revolving line of credit	(99,021)	(144,341)	(75,952)
Net proceeds from Term Loan	416,500	—	—
Payments on Term Loan	(100,000)	—	—
Proceeds from non-recourse debt	16,575	16,200	—
Payments on other debt	(31,447)	(1,395)	(2,024)
Proceeds from common stock option exercises	5,506	4,300	565
Purchase of treasury stock	—	(34)	(441)
Cash dividends paid	(275,000)	(1,958)	(1,882)
Issuance of preferred stock	135,000	—	—
Debt issuance costs	(7,854)	(258)	(103)
Payments of costs incurred in connection with private placement	(3,784)	—	—
Payments of costs incurred in connection with initial public offering	(3,218)	—	—
Proceeds from initial public offering, net of underwriters’ discounts and commissions	340,200	—	—
Net cash provided by financing activities	481,446	8,135	11,482
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	368,300	(388)	616
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	570	958	342
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$368,870	$570	$958

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(23,497)	$(1,467)	$(786)
Refunds (payment) of income taxes, net	64	(40)	(35)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Landlord funded allowance for tenant improvements	$4,437	$2,562	$5,393
Capital expenditures in accounts payable and accrued expenses	241	250	373
Contingent earnout obligation related to acquisition	30,437	—	—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Payoff of the Credit Agreement	$(21,645)	$—	$—
Payoff of the Revolver	—	—	(17,175)
Opening outstanding borrowings under the Credit Agreement	—	—	17,361
Debt issuance costs incurred for the Credit Agreement	—	—	(186)
Debt issuance costs in accounts payable and accrued expenses	45	—	—
Equity issuance costs in accounts payable and accrued expenses	5,643	—	—
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. and its subsidiaries (the “Company” or “SelectQuote”) contract with numerous insurance carriers to sell senior health (“Senior”), life (“Life”), and auto and home insurance (“Auto & Home”) policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. Senior sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related policies. Life sells primarily term and permanent life insurance policies. Auto & Home primarily sells non-commercial auto & home property and casualty insurance policies. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and also when the underlying policyholder renews their policy in subsequent years (“renewal”). Additionally, the Company receives revenue from production bonuses based on metrics for first year policies sold and marketing development funds from some carriers.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC, and GenMark, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2020. Certain reclassifications have been made to prior periods to conform with current year. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Results of operations were not materially impacted by the COVID-19 pandemic, but the Company is continuously assessing the evolving situation related to the pandemic.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, commissions receivable, valuation of intangible assets and goodwill, and the provision for income taxes. The impact of changes in estimates is recorded in the period in which they become known.

Seasonality—Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year during the Medicare annual enrollment period (“AEP”) in October through December and are allowed to switch plans from an existing plan during the open enrollment period (“OEP”) in January through March each year. As a result, the Company’s Senior segment’s commission revenue is highest in the second quarter and to a lesser extent, the third quarter during OEP.

Initial Public Offering—On May 26, 2020, the Company completed its initial public offering (the "IPO") whereby 18,000,000 shares of common stock were sold to the public at $20.00 per share (in addition to shares sold by selling stockholders). Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses were $333.1 million.

Stock Split—On February 28, 2020, the Company effected an eight-for-one forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of its preferred stock, which is referred to as the “stock split.” The par value of the Company’s common stock was not adjusted as a result of the stock split. All references to common stock, options to purchase common stock, share data, per share data and related information contained in the consolidated financial statements and related footnotes have been retrospectively adjusted, where applicable, to reflect the effect of the stock split and the adjustment of the preferred stock conversion ratios. Accordingly, an adjustment was made between common stock and additional paid-in-capital in the consolidated balance sheets to reflect the new values after the stock split. In connection with the stock split, the number of authorized shares of the Company’s common stock was increased to 700 million. The shares of treasury stock were not affected by the stock split and were retired on March 30, 2020.

Treasury Share Retirement—The Company periodically retires treasury shares that it acquires through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to retained earnings. On March 30, 2020, the Company retired 4.0 million shares of its common stock and preferred stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance as of June 30, 2020 was reduced to zero, and the common stock, preferred stock, and retained earnings balances in the consolidated balance sheet were reduced by $0.1 million, $0.2 million, and $77.0 million, respectively.

Equity Issuance Costs—Equity issuance costs primarily consist of legal fees, underwriting fees, and other costs incurred as a result of the IPO and the issuance of Series E preferred stock. Upon completion of the IPO in May of 2020, $26.9 million of costs were charged to shareholders’ equity against the gross proceeds raised. For the issuance of Series E preferred stock in April and May of 2020, $5.6 million of costs were charged to shareholders’ equity against the gross proceeds raised. The Company did not incur any equity issuance costs as of June 30, 2019.

Business Combinations—The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumption that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Refer to Note 2 of the consolidated financial statements for further information.

Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. The Company’s restricted cash balance consists of a specified deposit account to be used only for interest payments on the Term Loan (as defined below).

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2020, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2020, three insurance carrier customers accounted for 26%, 20%, and 10% of total accounts and commissions receivable. As of June 30, 2019, two insurance carrier customers accounted for 20% and 17% of total accounts and commissions receivable.

For the year ended June 30, 2020, three insurance carrier customers accounted for 26% 18%, and 11% of total revenue. For the year ended June 30, 2019, three insurance carrier customers accounted for 23%, 14%, and 12% of total revenue. For the year ended June 30, 2018, three insurance carrier customers accounted for 14%, 13%, and 13% of total revenue.

Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation. Capital lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income. Depreciation is computed using the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Computer hardware	3 years
Equipment	3–4 years
Leasehold improvements	Shorter of lease period or useful life
Furniture and fixtures	7 years

Maintenance and minor replacements are expensed as incurred.

Software—Net—The Company capitalizes costs of materials, consultants, and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized, which is generally 3 years.

Impairment and Disposal of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, a loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the year ended June 30, 2020, there were no events or changes in circumstances to indicate impairment of long-lived assets.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired in a business combination as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that the Company test goodwill for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. Goodwill is allocated among, and evaluated for impairment, at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company performs the annual goodwill impairment as of April 1. Refer to Note 2 of the consolidated financial statements regarding goodwill recorded as a result of the InsideResponse acquisition (as defined in Note 2 to the consolidated financial statements).

Commission Advances—Commission advances represent a refund liability primarily for upfront future renewal commission payments received from certain insurance carriers at the time an insurance policy is first sold. The Company is required to return commission advances to customers in the event the underlying policyholder does not renew the policy. When the Company has an unconditional right to the consideration, the Company recognizes a reduction to the corresponding contract asset and refund liability. As of June 30, 2020 and 2019, there was approximately $1.7 million and $2.0 million, respectively, recorded in other current liabilities on the consolidated balance sheet.

Revenue Recognition—The Company recognizes revenue when a customer obtains control of promised goods or services and recognizes an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Contracts with Customers—The Company’s customers are the insurance carriers that it contracts with to sell insurance policies on their behalf. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company earns commissions for first year and renewal policies from the insurance carriers, as presented in the consolidated statements of comprehensive income as commission revenue. Additionally, the Company earns production bonuses on first year policies from the insurance carriers based on attaining predetermined target sales levels or other agreed upon objectives and marketing development funds received from certain insurance carriers based on historical experience to drive incremental policy sales, as presented in the consolidated statements of comprehensive income as production bonus and other revenue. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. We review individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration. Additionally, the insurance carriers often have the ability to amend provisions in the contracts relating to the prospective commission rates paid to the Company for new policies sold. The Company’s contracts with customers contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price.

Significant Judgments—The accounting estimates and judgments related to the recognition of revenue require the Company to make assumptions about numerous factors such as the determination of performance obligations and determination of the transaction price. In determining the amounts of revenue to recognize, the Company uses the following methods, inputs, and assumptions:

•Determination of Performance Obligations—The Company reviews each contract with customers to determine what promises the Company must deliver and which of these promises are capable of being distinct and are distinct in the context of the contract. The delivery of new policyholders to the insurance carriers is the only material promise specified within the contracts. After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. The Company’s contracts do not include downstream policyholder activities such as claims support or payment collection services. While the primary promise is the sale of policies, some contracts include the promise to provide administrative services to policyholders on behalf of the insurance carrier such as responding to policyholder inquiries regarding coverage or providing proof of insurance. The Company has concluded that while these administrative services may be distinct, they are immaterial in the context of the contract.

▪Determination of the Transaction Price—The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of renewal commissions or production bonuses when applicable. The estimates of renewal commissions and production bonuses are considered variable consideration and require significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed.

For renewal commissions, the Company utilizes the expected value approach. This approach incorporates a combination of historical lapse and premium increase data along with available industry and insurance carrier experience data to estimate forecasted renewal consideration and constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy renews.

The Company utilizes a practical expedient to estimate commission revenue by applying the use of a portfolio approach to policies grouped together by the segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”). This provides a practical approach to estimating the renewal commissions expected to be collected for each cohort by evaluating various factors, including but not limited to, contracted commission rates, insurance carrier mix, premium increases, and persistency rates.

For production bonuses, the Company utilizes the expected value approach that incorporates a combination of historical payment data by segment and insurance carrier as well as current forecast data that is used to estimate the amount of production bonus expected to be received from the insurance carriers. For marketing development funds, the Company records revenue over the period in which the funds are earned.

Timing of Recognition—The Company recognizes revenue when it has completed its performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, the Company’s historical experience, and established customer business practices:

•For Senior, revenue is recognized at the earliest of when the insurance carrier has approved the policy sold, when a commission payment is received from the insurance carrier, or when the policy sold becomes effective.

•For Life, revenue is recognized when the insurance carrier has approved the policy sold and payment information has been obtained from the policyholder.

•For Auto & Home, revenue is recognized when the policy sold becomes effective.

The Company does not receive consideration prior to the satisfaction of its performance obligation, and as a result, does not have contract liabilities with its customers. Refer to Note 12 of the consolidated financial statements for further information.

Accounts Receivable—Accounts receivable represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed and for production bonus revenue that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments yet to be received from the insurance carriers.

Commissions Receivable—Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not renewed yet. The current portion of commissions receivable are future renewal commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. Contract assets are reclassified as accounts receivable when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy, typically on an annual basis.

The Company assesses impairment for uncollectible consideration amounts when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the years ended June 30, 2020 or 2019, respectively.

Cost of Revenue—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to the insurance carriers for the sale of insurance policies. Such costs primarily consist of compensation and related benefit costs for sales agents, fulfillment specialists, and others directly engaged in serving policy holders. The Company does not have any incremental costs of obtaining its contracts with its customers, the insurance carriers.

Share-Based Compensation—The Company applies the fair value method under ASC 718, Compensation—Stock Compensation (“ASC 718”), in accounting for share-based compensation to employees. Under ASC 718, compensation cost is measured at the grant date based on the fair value of the equity instruments awarded and is recognized over the period during which an employee is required to provide service in exchange for the award, or the requisite service period, which is usually the vesting period. The fair value of the equity award granted is estimated on the date of the grant.

Operating Leases—The Company recognizes rent expense on a straight-line basis over the lease term. Any lease incentives or scheduled rent adjustments are recognized as reductions of rental expense on a straight-line basis over the term of the lease. As of June 30, 2020 and 2019, deferred rent was $12.9 million and $8.5 million, respectively. The lease term begins on the date the Company becomes legally obligated for the rent payments or when the Company takes possession of the office space, whichever is earlier.

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $162.8 million, $99.9 million, and $74.6 million for the years ended June 30, 2020, 2019, and 2018, respectively.

Income Taxes—The Company accounts for income taxes using an asset and liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies ASC 740, Income Taxes (“ASC 740”), in accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

Comprehensive Income—Comprehensive income is comprised of net income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

Recent Accounting Pronouncements Not Yet Adopted—In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which has been clarified and amended by various subsequent updates. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Under the guidance of Topic 842, leases are classified as finance or operating leases, and both types of leases will be recognized on the consolidated balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous guidance. The new guidance requires certain expanded qualitative disclosures and specific quantitative disclosures in order to provide users of financial statements enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.

Although the effective date of this ASU has been deferred for emerging growth companies until annual periods beginning after December 15, 2021, the Company has elected to early adopt the new guidance and related amendments on July 1, 2020, and has elected various practical expedients permitted under the transition guidance. The new guidance and related amendments will be applied on a modified retrospective basis using the optional transition method with an application date of July 1, 2020. The Company has made an accounting policy election to keep leases with terms of twelve months or less that do not include purchase options that the Company is reasonably certain to exercise off of the consolidated balance sheet, which will result in recognizing those lease payments on a straight-line basis over the lease term.

As a result of adopting this standard, the Company estimates it will record lease liabilities of approximately $41.3 million and right-of-use assets of approximately $29.7 million, which includes reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated statement of comprehensive income or the consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. As an emerging growth company, this standard may be adopted by the Company effective in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years; however, early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements and related disclosures but does not expect this ASU to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard becomes effective for the Company on July 1, 2022 and for interim periods beginning July 1, 2023, with early adoption permitted. The Company is currently evaluating the impact to its consolidated financial statements and related disclosures.

In March of 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The implementation of Topic 848 did not have a material impact to our consolidated financial statements and related disclosures.

2.ACQUISITIONS

In accordance with ASC 805, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management.

On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse LLC (“InsideResponse”) for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Merger Agreement. The purchase price is comprised of $32.7 million, which was paid in cash at the closing of the transaction, and an earnout of up to $32.3 million. InsideResponse is an online marketing consulting firm the Company purchases leads from (refer to Note 16 to the consolidated financial statements for related party information). The Company expensed $1.0 million of acquisition-related costs that were recorded to income from operations on the consolidated statement of comprehensive income.

Under the terms of the Merger Agreement, total consideration in the acquisition consisted of the following as of June 30, 2020:

(in thousands)
Base purchase price	$32,700
Fair value of earnout	30,437
Net working capital true-up	3,648
Closing cash	904
Closing indebtedness	(476)
Total purchase consideration	$67,213

The earnout, if any, will be made no later than 15 days after the accountant-reviewed stand-alone financial statements of InsideResponse, as of and for the period ending December 31, 2020, are finalized, and will be paid 65% in cash and 35% in shares of the Company's common stock (to be valued based on the average closing price of its common stock for the 10 trading days ending three trading days immediately preceding such payment date). The earnout is contingent upon the achievement of certain gross profit targets for InsideResponse in calendar year 2020, as set forth in the Merger Agreement, which provides for a range of possible payouts of up to $32.3 million. This assumes the minimum gross profit target of $12.3 million is reached, as otherwise there will be no consideration payout. As of the acquisition date, May 1, 2020, the fair value of the earnout liability was $30.4 million recorded as a current liability on the consolidated balance sheet. Per the valuation, the earnout was discounted back to the valuation date at a counterparty risk adjusted rate of 5.00% which is designed to represent the Company’s incremental borrowing cost. Each period, until the March 15, 2021, payout, the Company will accrete the earnout liability at this rate with an additional fair market value adjustment through December 31, 2020, the end of the calculation period, so that the fully expected earnout will be accrued as of the payout date. As of June 30, 2020, the Company recorded $0.4 million in other expenses, net in the consolidated statement of comprehensive income, as an adjustment to the fair market value of the earnout liability. Further, changes in this measure will be recorded in the Company’s consolidated statements of cash flows as a noncash reconciling item in the reconciliation of net income to net cash flows from operating activities.

Based on the valuation inputs, the Company has recorded assets acquired and liabilities assumed according the following fair value hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability

At the date of acquisition, the fair value of net tangible assets acquired approximated their carrying value. The trade name acquired was determined using the relief from royalty method, which measures the value by estimating the cost savings associated with owning the asset rather than licensing it. For the proprietary software acquired, the replacement cost method under the cost approach was used, estimating the cost to rebuild the software. The non-compete agreements were valued using the income approach, and the customer relationships were valued using the multiple period excess earnings method. As such, all aforementioned intangible assets were valued using Level 3 inputs. Further, the Company believes that the fair value of the earn-out liability falls within Level 3 of the fair value hierarchy as a result of the unobservable inputs used for the measurement.

Goodwill resulting from the transaction represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed and primarily represents the expected synergies in streamlining the Company's marketing and advertising process by consolidating a primary vendor into our marketing team, providing full access to a rapidly growing and scalable lead generation strategy, guaranteeing our ability to consume more leads and reducing cost. This acquired goodwill is allocated to the Senior segment and approximately $5.0 million is deductible for tax purposes as of June 30, 2020.

The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$955
Accounts receivable		8,220
Other current assets		459
Property and equipment, net		51
Accounts payable		(2,922)
Accrued expenses		(737)
Other current liabilities		(8)
Other liabilities		(1)
Net tangible assets acquired		6,017

Trade Name	5 years	2,680
Proprietary Software	2-5 years	1,042
Non-compete agreements	3 years	192
Customer relationships	7 years	16,069
Goodwill	Indefinite	41,213
Total intangible assets acquired		61,196

Net assets acquired		$67,213

The Company will amortize the intangible assets acquired on a straight line basis over their estimated remaining lives, ranging from 2 to 7 years.

From the date of acquisition, May 1, 2020 through June 30, 2020, InsideResponse generated revenue of $4.6 million included in production bonus and other on the consolidated statement of comprehensive income.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following as of June 30:

(in thousands)	2020	2019
Computer hardware	$9,829	$5,674
Equipment	2,443	1,769
Leasehold improvements	17,692	11,504
Furniture and fixtures	5,259	3,646
Work in progress	1,267	392
Total	36,490	22,985
Less accumulated depreciation	(14,340)	(9,226)
Property and equipment—net	$22,150	$13,759

Work in progress as of June 30, 2020 and June 30, 2019, primarily represents tenant improvements not yet put into service and are not yet being depreciated. Depreciation expense for the years ended June 30, 2020, 2019, and 2018 was $5.2 million, $3.7 million, and $3.4 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following as of June 30 :

(in thousands)	2020	2019
Software	$10,999	$7,067
Work in progress	1,922	1,876
Total	12,921	8,943
Less accumulated amortization	(4,522)	(4,048)
Software—net	$8,399	$4,895

Work in progress as of June 30, 2020 and June 30, 2019, primarily represents costs incurred for software not yet put into service and are not yet being depreciated. For the years ended June 30, 2020, 2019, and 2018, the Company capitalized internal-use software and website development costs of $5.8 million, $4.1 million, and $0.4 million, respectively, and recorded amortization expense of $2.2 million, $0.9 million, and $0.6 million, respectively.

5.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Cash, cash equivalents, and restricted cash—As of June 30, 2020 and 2019, cash equivalents included a money market account primarily invested in cash, U.S. Government securities, and repurchase agreements that are collateralized fully. As of June 30, 2020, we had $47.8 million of restricted cash required to be used toward payment of the Term Loan. Cash, cash equivalents, and restricted cash consisted of the following as of June 30:

(in thousands)	2020	2019
Cash	$20,395	$570
Money market funds	300,670	—
Cash and cash equivalents	321,065	570
Restricted Cash	47,805	—
Total cash, cash equivalents, and restricted cash	$368,870	$570

Other current assets—Other current assets consisted of the following as of June 30:

(in thousands)	2020	2019
Prepaid expenses(1)	$7,257	$2,984
Other receivables(2)	2,036	2,958
Other	828	508
Total other current assets	$10,121	$6,450

(1) Prepaid expenses primarily consists of amounts prepaid for future services, rent, and other contractual arrangements for which we have yet to receive benefit.

(2) Other receivables primarily consists of tax incentive payments not yet received.

Other current liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2020	2019
Unearned revenue	$1,738	$2,024
Unrealized loss on interest rate swap contract	1,669	—
Deferred rent-short term	1,488	1,030
Leases payable-short term	49	33
Total other current liabilities	$4,944	$3,087

Other liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2020	2019
Deferred rent-long term	$11,451	$7,488
Leases payable-long term	59	79
Other(1)	3,125	—
Total other liabilities	$14,635	$7,567

(1) Other noncurrent liabilities primarily consists of deferred payroll tax liabilities under the CARES Act and revenue sharing obligations expected to settle beyond one year from the balance sheet date.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisition of the controlling interest in Auto & Home in August 2012 as well as from the May 2020 acquisition of InsideResponse. As described in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the years ended June 30, 2020 and 2019, there have been no such indicators.

Goodwill—In August of 2012, the Company acquired the remaining interest in Auto & Home, and recorded goodwill as the excess of the total consideration transferred plus the acquisition-date fair value of the previously held equity interest over the fair values of the identifiable net assets acquired. Further, in May 2020, the Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired from InsideResponse. There were no goodwill impairment charges recorded during the years ended June 30, 2020, 2019, or 2018.

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such the reporting unit as a whole supports the recovery of its goodwill. For the aforementioned acquisitions, the reporting units are Auto & Home and Senior, respectively.

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below as of June 30 (dollars in thousands, useful life in years):

	2020				2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships-Auto & Home	$853	$(680)	$173		$853	$(635)	$218
InsideResponse
Trade Name	2,680	(88)	2,592		—	—	—
Proprietary Software-5 year	780	(26)	754		—	—	—
Proprietary Software-2 year	262	(22)	240		—	—	—
Non-compete agreements	192	(16)	176		—	—	—
Customer relationships	16,069	(331)	15,738		—	—	—
Total intangible assets	$20,836	$(1,163)	$19,673	6.4	$853	$(635)	$218	8.0

Total indefinite-lived assets
Goodwill-Auto & Home	$5,364	$—	$5,364		$5,364	$—	$5,364
Goodwill-Senior	41,213	—	41,213		—	—	—
Total goodwill	$46,577	$—	$46,577		$5,364	$—	$5,364

For the years ended June 30, 2020, 2019, and 2018, amortization expense related to intangible assets totaled $0.5 million, $0.1 million, and $0.1 million, respectively.

As of June 30, 2020, expected amortization expense in future periods were as follows (in thousands):

Year Ended June 30,	Customer Relationships-Auto & Home	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
2021	$38	$536	$287	$62	$2,303	$3,226
2022	32	536	265	62	2,303	3,198
2023	28	536	156	52	2,303	3,075
2024	23	536	156	—	2,303	3,018
2025	20	448	130	—	2,303	2,901
Thereafter	32	—	—	—	4,223	4,255
Total	$173	$2,592	$994	$176	$15,738	$19,673

7.EMPLOYEE BENEFIT PLANS
The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 2% per plan year. Additionally, the Company makes a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $2.1 million, $1.5 million, and $0.9 million for the years ended June 30, 2020, 2019, and 2018, respectively.

In addition, our Board of Directors and shareholders have adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which was effective as of May 21, 2020. The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. As of June 30, 2020, the Company had not issued any shares through the ESPP, and there are 1.4 million shares reserved for future issuance under the plan.

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheet, was $0.7 million as of June 30, 2020. The Company was not self-insured as of June 30, 2019.

8.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to hedge against the interest rate risk associated with its variable rate debt as a result of the Company's exposure to fluctuations in interest rates associated with the Term Loan. To accomplish this hedging strategy, the Company enters into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which its forecasted, variable interest rate payments are tied. To qualify for hedge accounting, the Company will document and assess effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps are recorded on our consolidated balance sheet as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings as an offset to interest expense in the same period that the hedged items affect earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

We entered into a USD floored interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020, wherein the Company has exchanged a floating rate of interest of LIBOR (subject to a 1% floor) plus 6.00% on the notional amount of $325.0 million of the Company’s $425.0 million Term Loan (currently recorded in long term debt on the consolidated balance sheet) for a fixed rate payment of 6.00% plus 1.188%. 84.6% and 15.4% of this derivative will hedge $275.0 million at USD-LIBOR-BBA 1-month and $50.0 million at USD-LIBOR-BBA 6-month, respectively, until September 30, 2020, when repricing occurs on the $50.0 million tranche at which point the derivative will be hedging the interest rate risk of the full $325.0 million in Term Loan debt at USD-LIBOR-BBA 1-month. The interest rate swap terminates on November 5, 2024. There were no derivative activities for the years ended June 30, 2019 and 2018.

The interest rate swap qualifies for cash flow hedge accounting as it was determined to be highly effective at inception and it continues to remain effective as of June 30, 2020. The Company did not record any ineffectiveness related to the interest rate swap.

In addition, the Company has determined that the majority of the inputs used to value its interest rate swap fall within Level 2 of the fair value hierarchy as they primarily include other than quoted prices that are observable.

Further this valuation uses standard calculations and models that use readily observable market data as their basis. As a result, the Company classifies its interest rate swap in Level 2 of the fair value hierarchy.

The table below presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheet as of June 30:

(in thousands)	2020		2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Cash flow hedge	Other current liabilities	$(1,669)	$—

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2020
Unrealized loss, before taxes	$1,669
Income tax benefit	(415)
Unrealized loss, net of taxes	$1,254

The Company reclassified less than $0.1 million from accumulated other comprehensive income into interest expense for the year ended June 30, 2020. The income tax effects as a result of the reclassification to interest expense were not significant. As of June 30, 2020, the Company estimates that $0.6 million will be reclassified into interest expense during the next twelve months.

9.DEBT

Credit Agreement and Senior Secured Credit Facility— Debt consisted of the following as of June 30:

(in thousands)	2020	2019
Credit Agreement	$—	$11,032
Term Loan	325,000	—
Unamortized debt issuance costs on Term Loan	(5,819)	—
Unamortized debt discount on Term Loan	(7,367)	—
Total debt	$311,814	$11,032

On November 6, 2017, the Company entered into a two-year Loan and Security Agreement (the “Credit Agreement”) with UMB Bank N.A. (“UMB”). Subsequently, on November 5, 2019, the Credit Agreement was terminated when the Company entered into a new credit agreement with UMB as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. (“Morgan Stanley”) as a lender and the administrative agent for a syndicate of lenders party to the agreement (the “Senior Secured Credit Facility”). The termination of the Credit Agreement was treated as a debt modification.

The Senior Secured Credit Facility provides for (1) a secured revolving loan facility with UMB in an aggregate principal amount of up to $75.0 million (the “Revolving Credit Facility”) and (2) a senior secured term loan facility in an aggregate principal amount of $425.0 million with a syndicate of lenders led by Morgan Stanley as the administrator for the lending group (the “Term Loan”). The outstanding balance under the prior Credit Agreement with UMB was rolled into the Revolving Credit Facility and will continue to be used for general working capital purposes as needed. The proceeds of the Term Loan were used (i) to finance a distribution to all holders of the Company’s common and preferred stock as well as holders of stock options in an aggregate amount of $275.0 million (the “Distribution”), (ii) to fund cash to the balance sheet in an aggregate amount of $68.0 million, equal to the first two years of interest-only payments due in respect of the Term Loan, (iii) to pay the debt issuance costs incurred for the Senior Secured Credit Facility, and (iv) for general corporate purposes. The Senior Secured Credit Facility contains customary events of default and an asset coverage ratio covenant. As of June 30, 2020, the Company was in compliance with all of the covenants. The Company has granted a security interest in all of the Company’s assets as collateral.

Additionally, the Company paid $8.5 million to the lenders of the Term Loan as an original issue discount which was recorded as a reduction to the carrying amount of the Term Loan in debt in the consolidated balance sheet as of June 30, 2020. The debt discount is being amortized through interest expense on a straight-line basis over the five-year life of the Senior Secured Credit Facility. As of June 30, 2020, the balance of the unamortized debt discount in debt in the consolidated balance sheet was $7.4 million.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option. The Term Loan bears interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR plus 6.0% or (b) a base rate plus 5.0%, at the Company’s option. The Company’s risk management strategy includes entering into interest rate swap agreements from time to time to protect against unfavorable interest rate changes relating to forecasted debt transactions. We entered into a USD floored interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020, having a notional amount of $325.0 million and designated as a cash flow hedge of interest payments on the debt issuance. See Note 8 to the consolidated financial statements for more information.

The Term Loan is repayable beginning from March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable on the maturity date of November 5, 2024. Upon the completion of the IPO, the Company paid down $100.0 million of the Term Loan.

In addition to paying interest on outstanding principal amounts under the Senior Secured Credit Facilities, the Company is required to pay UMB an unused commitment fee of 0.15%, in respect of the unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also has a maturity date of November 5, 2024.

Non-Recourse Debt—Non-recourse debt consisted of the following as of June 30:

(in thousands)	2020	2019
Delayed draw credit facility	$—	$14,835
Unamortized debt issuance costs	—	(300)
Total non-recourse debt	—	14,535
Less non-recourse debt—current	—	3,920
Non-recourse debt—net	$—	$10,615

On December 14, 2018, we entered into a senior secured delayed draw credit facility (as amended, the “Receivables Financing Agreement”). Pursuant to the Receivables Financing Agreement, we had access to a senior secured delayed draw credit facility consisting of up to $30.0 million aggregate principal amount of commitments (the “Commitment”), with no more than quarterly draws in an aggregate original principal amount not to exceed the Commitment, with the commissions receivable from the Auto & Home insurance policies sold by SelectQuote Auto & Home as collateral. As the underlying policyholders renewed their policies, the renewal commissions received from our insurance carrier partners were transferred to the lender as repayment of the draw, with any accrued interest being paid first. Each loan accrued interest at 11.5% that was computed on a daily basis on the unpaid principal and interest amounts. If the amount of renewal commissions received was not enough to pay off the loan balances, there was no recourse to the Company. If we continued to receive renewal commissions on the underlying policies after the time at which the loan balances were paid off, the right to those renewal commissions reverted back to the Company.

Over the life of the Receivables Financing Agreement, we received $32.8 million in proceeds from seven draws on the facility and made principal payments of $4.5 million. On June 8, 2020, the Company repaid in full all of its and its subsidiaries’ indebtedness and other obligations totaling $29.3 million under the Receivables Financing Agreement. The Company repaid the outstanding debt using proceeds from the IPO. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the Receivables Financing Agreement) were terminated and released and the Receivables Financing Agreement was terminated. As a result of the repayment, the Company recorded a $1.2 million loss on debt extinguishment in interest expense in the consolidated statement of comprehensive income for the year ended June 30, 2020, primarily consisting of a prepayment penalty associated with the debt payoff activity of $0.9 million and the write-off of unamortized debt issuance costs of $0.3 million.

The loans drawn on the Receivables Financing Agreement were recorded on the consolidated balance sheets at amortized cost. The fair value of the loans was measured as a level 3 liability and was based on the incremental borrowing rate for similar debt. However, as the underlying renewal commissions securing the loans are of high credit quality and turn over quickly, the Company has determined that the carrying value approximates fair value.

Debt Issuance Costs—The Company initially incurred $0.2 million in debt issuance costs for the Credit Agreement for origination and legal fees that were recorded in other assets in the consolidated balance sheet as of June 30, 2018. These debt issuance costs were being amortized through interest expense on a straight-line basis over the two-year life of the Credit Agreement. Subsequently, upon termination of the Credit Agreement, the remaining balance of unamortized debt issuance costs was less than $0.1 million and is now being amortized over the five-year life of the Senior Secured Credit Facility, as the termination of the Credit Agreement was treated as a debt modification. Further, as a result of entering into the Senior Secured Credit Facility, the Company incurred $8.0 million in debt issuance costs for the origination and legal fees which were allocated to the Revolving Credit Facility and the Term Loan on a pro rata basis based on the aggregate principal amount of $500.0 million. Accordingly, $1.2 million was recorded in other assets related to the Revolving Credit Facility and $6.8 million was recorded as a reduction to the carrying amount of the Term Loan in debt in the consolidated balance sheet. The debt issuance costs are being amortized through interest expense on a straight-line basis over the five-year life of the Senior Secured Credit Facility. As of June 30, 2020, the balance of the unamortized debt issuance costs in other assets and debt in the consolidated balance sheet was $1.1 million and $5.8 million, respectively.

In addition, the Company incurred $0.3 million of debt issuance costs in connection with the Receivables Financing Agreement. These costs were being amortized through interest expense over the estimated time to pay off the individual note balances of five years for each draw. Upon termination of the Receivables Financing Agreement, the remaining balance of debt issuance costs of $0.2 million was recorded to interest expense in the consolidated statement of comprehensive income. As of June 30, 2019, the Company had $0.3 million of unamortized debt issuance costs related to the Receivables Financing Agreement recorded as a discount to non-recourse debt—net in the consolidated balance sheet.

Amortization of debt financing costs amounted to $2.3 million, $0.1 million, and $0.1 million during year ended June 30, 2020, 2019, and 2018, respectively, which was included in interest expense in the Company’s consolidated statements of comprehensive income.

Amortization expense related to the debt issuance costs as of June 30, 2020, for each of the next five fiscal years and thereafter is estimated to be as follows (in thousands):

Fiscal Years
2021	$3,289
2022	3,289
2023	3,289
2024	3,289
2025	1,096
Thereafter	—
Total	$14,252

10.COMMITMENTS AND CONTINGENCIES

Lease Obligations—The Company leases office facilities in the United States in San Francisco, California; San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Wilmington, North Carolina; and Des Moines, Iowa under noncancelable operating leases that expire at various dates through July 2029.

As of June 30, 2020, future annual minimum lease obligations under noncancelable operating leases are as follows (in thousands):

2021	$8,781
2022	8,497
2023	7,991
2024	8,353
2025	8,306
Thereafter	21,262
Total minimum lease payments	$63,190

The Company has entered into noncancelable agreements to sublease portions of its office facilities to unrelated third parties. Sublease rental income is recorded as a reduction of rent expense in the accompanying consolidated statements of comprehensive income. Sublease rental income totaled $0.3 million, $0.4 million, and $0.2 million for the years ended June 30, 2020, 2019, and 2018, respectively. Future minimum lease payments for operating leases have not been reduced by the future minimum sublease income in the schedule above.

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense for operating leases, net of sublease income, lease incentives, and rent recorded as restructuring expenses was $7.0 million, $4.4 million, and $3.7 million for the years ended June 30, 2020, 2019, and 2018, respectively, recorded in general and administrative operating costs and expenses in the consolidated statements of comprehensive income.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

11.EQUITY

Shareholders' Equity

Common and preferred shares issued include shares outstanding and shares held in the treasury stock.

Common Stock—As of June 30, 2020, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan ("ESPP")	1,400,000
Stock awards outstanding under 2020 Plan	511,000
Stock awards available for grant under 2020 Plan	9,089,000
Options outstanding under 2003 Plan	3,706,417
Options available for grant under 2003 Plan	—
Total	14,706,417

Preferred Stock—The Company’s preferred stock as of June 30, 2019, was all classified as temporary equity. As per guidance under ASC 480-10-S99-3A(4), ASR 268 requires equity instruments with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity, in temporary equity. Thus, as the terms of the preferred stock agreements dictated as such, Series A-D preferred stock as of June 30, 2019, was classified as temporary equity. Upon the closing of the Company's initial public offering (“IPO”), all outstanding shares of preferred stock converted on an 8:1 basis into common stock, and there was no preferred stock outstanding as of June 30, 2020. The conversion resulted in an impact to additional paid-in capital in the consolidated balance sheet of $0.2 million.

Series E Preferred Stock—On April 17, 2020 and May 6, 2020, the Company issued and sold an aggregate of 100,000 shares and 35,000 shares, respectively, of its Series E preferred stock to certain “accredited investors” (as defined in Regulation D promulgated under the Securities Act of 1933), at a purchase price of $1,000 per share, for aggregate proceeds of $135.0 million and net proceeds to the Company of $129.4 million after deducting commissions and expenses. In connection with the sale of these shares, the Company entered into Investor Rights Letters with the purchasers of the Series E preferred stock which granted them certain rights, including but not limited to certain preemptive rights and information rights. Upon the closing of the Company's IPO, the foregoing rights terminated, and all outstanding shares of Series E preferred stock automatically converted into 7.5 million shares of common stock at a fixed discount to the initial offering price. The conversion resulted in an impact to additional paid-in capital in the consolidated balance sheet of $0.1 million.

Initial Public Offering—On May 26, 2020, the Company completed its IPO whereby 18,000,000 shares of common stock were sold to the public at $20.00 per share (in addition to shares sold by selling stockholders). Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses were $333.1 million.

Treasury Share Retirement—On March 30, 2020, the Company retired 4.0 million shares of its common stock and preferred stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance as of June 30, 2020 was reduced to zero, and the common stock, preferred stock, and retained earnings balances in the consolidated balance sheet were reduced by $0.1 million, $0.2 million, and $77.0 million, respectively.

Stock Split—On February 28, 2020, the Board of Directors of the Company resolved via unanimous written consent to: i) approve an eight-for-one forward stock split pursuant to which each outstanding share of the Company’s common stock would become eight shares of the Company’s common stock (the “Forward Stock Split”), ii) approve an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of the Company’s common stock from 23.0 million shares to 700.0 million shares (the “Amendment”), and iii) submit the Amendment to the Company’s stockholders for approval. On February 28, 2020, the holders of more than 50% of the outstanding shares of voting stock of the Company approved the Amendment and the Amendment was filed with the Secretary of State of the State of Delaware. The par value of each share of the Company’s common stock was not adjusted in connection with the aforementioned Forward Stock Split. As per the series A-D preferred stock agreements, shares of preferred stock are precluded from a stock split and thus, the number of shares of preferred stock before and after the split did not change. However, the conversion ratio was split effected. Therefore, the conversion ratio of series A-D preferred stock converting into common stock went from 1:1 to 8:1.

Distribution—On November 15, 2019, the Company declared a distribution of $188.7 million on all outstanding common stock and stock options (regardless of vesting status) ($1.96 per share) and $86.3 million on all outstanding preferred stock ($15.66 per share) which was paid on November 20, 2019 (the “Distribution”). Of the Distribution, $265.8 million was paid to existing shareholders and $9.2 million was paid to stock option holders. The Distribution to shareholders is characterized as ordinary dividends up to accumulated earnings at the time of Distribution, with the excess over earnings of $58.4 million treated as a return of capital and recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of June 30, 2020. The Distribution to stock option holders is characterized as an equity restructuring where a one-time large cash payment is made in lieu of modifying the option award as the Company’s stock options plans do not allow for dividends to be distributed to holders of stock options and do not provide any dividend protections. Although no other terms of the option awards were modified, this Distribution resulted in a modification to the outstanding awards and incremental share-based compensation expense was recorded in the consolidated statement of comprehensive income during the year ended June 30, 2020, for the increase in fair value over the original awards of $9.2 million.

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans - the 2003 Stock Incentive Plan (the "2003 Stock Plan") and the 2020 Omnibus Incentive Plan (the "2020 Stock Plan") (collectively, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the IPO, which provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSUs") and other forms of equity compensation (collectively, “stock awards”). Additionally, the 2020 Stock Plan provides for the grant of performance-based cash awards ("PSUs"). ISOs may be granted only to employees. All other awards may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates.

The number of shares of common stock available for issuance as of June 30, 2020, pursuant to future awards under the Company's 2020 Stock Plan is 9,089,000. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718 which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation included in general and administrative expense in our consolidated statements of comprehensive income was as follows:

	Year Ended June 30,
(in thousands)	2020	2019	2018
Share-based compensation related to:
Equity classified stock options	$9,383	$86	$67
Equity classified restricted stock units	115	—	—
Total share-based compensation	$9,498	$86	$67

Stock Options—The stock options outstanding under the 2003 Stock Plan generally vest as to one-third after the vesting commencement date and as to 1/24 of the remaining shares subject to the stock option monthly thereafter, subject to the award recipient’s continued employment through the applicable vesting date. Upon a termination of employment for any reason other than for “Cause” (as defined in the 2003 Stock Plan), any unvested and outstanding stock options would generally be forfeited for no consideration, and any vested and outstanding stock options would remain exercisable for 90 days following the date of termination (and, in the case of a termination of employment due to death or disability, for 12 months following the date of termination). Stock options expire 10 years from the date of grant. The terms for ISOs and NSOs awarded in the 2020 Stock Plan are the same as in the 2003 Stock Plan noted with the exception that the options generally shall vest and become exercisable in four equal installments on each of the first four anniversaries of the grant date, subject to the award recipient’s continued employment through the applicable vesting date. Stock options are granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the number of options that will ultimately not complete their vesting requirements ("forfeitures"), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term ("risk-free interest rate"), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments ("dividend yield"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the consolidated statements of comprehensive income.

The Company used the following weighted-average assumptions for the stock options granted during the years ended June 30, 2020, 2019, and 2018:

	Year Ended June 30,
	2020	2019	2018
Volatility	25.1%	24.8%	24.8%
Risk-free interest rate	0.7%	2.7%	2.1%
Dividend yield	—%	1.9% to 2.3%	1.9% to 2.3%
Assumed forfeitures	—%	—%	—%
Expected lives (in years)	5.94	5.95	5.89
Weighted-average fair value (per share)	$3.79	$0.15	$0.05

The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2019	9,156,080	$1.01
Options granted	481,800	15.72
Options exercised	(5,535,327)	1.06
Options forfeited/expired/cancelled	(35,136)	1.37
Outstanding—June 30, 2020	4,067,417	$2.69	4.91	$92,106
Vested and exercisable—June 30, 2020	3,216,521	$0.84	3.85	$78,769

As of June 30, 2020, there was $1.8 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.15 years. The Company received cash of $5.5 million, $4.3 million, and $0.6 million in connection with stock options exercised during the years ended June 30, 2020, 2019, and 2018, respectively.

Restricted Stock—During the year ended June 30, 2020, the Company granted 150,000 shares of restricted stock to employees, all of which were issued in the form of RSUs. The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2020:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2019	—
Granted	150,000	$20.00
Vested	—
Cancelled	—
Unvested as of June 30, 2020	150,000	$20.00

As of June 30, 2020, there was $2.9 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.88 years.

12.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2020	2019	2018
Senior:
Commission revenue:
Medicare advantage	$285,957	$138,526	$62,537
Medicare supplement	34,301	25,118	26,189
Prescription drug plan	2,867	3,209	2,985
Dental, vision, and health	7,758	4,470	2,932
Other commission revenue	362	2,526	2,345
Total commission revenue	331,245	173,849	96,988
Production bonus and other revenue	30,428	18,408	5,420
Total Senior revenue	$361,673	$192,257	$102,408
Life:
Commission revenue:
Term	$75,236	$76,135	$71,951
Other commission revenue	32,628	13,111	5,850
Total commission revenue	107,864	89,246	77,801
Production bonus and other revenue	22,103	21,247	20,417
Total Life revenue	$129,967	$110,493	$98,218
Auto & Home:
Total commission revenue	$38,031	$33,240	$32,108
Production bonus and other revenue	3,158	1,814	1,240
Total Auto & Home revenue	$41,189	$35,054	$33,348
Eliminations:
Total commission revenue	$(534)	$(335)	$(286)
Production bonus and other revenue	(780)	—	—
Total Elimination revenue	$(1,314)	$(335)	$(286)
Total commission revenue	476,606	296,000	206,611
Total production bonus and other revenue	54,909	41,469	27,077
Total revenue	$531,515	$337,469	$233,688

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the consolidated balance sheets. As there is no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, a separate roll forward other than what is shown on the consolidated balance sheets is not relevant. Cumulative revenue catch-up adjustments related to changes in the estimates of transaction prices were not material for the years ended June 30, 2020, 2019, and 2018.

13.INCOME TAXES

Income tax expense for the periods presented below consists of the following for the years ended June 30:

(in thousands)	2020	2019	2018 (1)
Current income taxes:
Federal	$—	$(64)	$—
State	63	107	35
Total	63	43	35

Deferred income taxes:
Federal	21,021	19,748	5,320
State	3,932	2,243	1,264
Total	24,953	21,991	6,584

Income tax expense	$25,016	$22,034	$6,619
(1) 2018 has been adjusted for the adoption of 606 using the full retrospective method

The Tax Cuts and Jobs Act (the “Act”), signed into law on December 22, 2017, reduced the tax rate for corporations effective for tax years beginning after January 1, 2018. In addition to the reduction in the corporate tax rate, the Act also (1) changed the rules related to utilization of net operating loss ("NOL") carryforwards generated in tax years beginning after December 31, 2017; (2) eliminated the corporate alternative minimum tax ("AMT") and changed how existing AMT credits can be realized; (3) expanded bonus depreciation that will allow for full expensing of qualifying property; and (4) created a new limitation on deductible interest expense.

The Company’s statutory federal tax rate is 21% and its current state tax rate (net of federal benefit) is 3.85% for the year ended June 30, 2020. The Company’s statutory federal tax rate was 21% and its current state tax rate (net of federal benefit) was 3.83% for the year ended June 30, 2019. Pursuant to the Act, as a fiscal year-end taxpayer, the Company used a blended federal statutory rate of 27.55% for the year ended June 30, 2018.

The difference from the Company’s statutory tax rates to the effective tax rates shown below for the years ended June 30, 2020 and 2019 were primarily due to Kansas High Performance Incentive Program (“HPIP”) tax credits partially offset by non-deductible expenses. The difference from the Company’s statutory tax rates to the effective tax rates for the year ended June 30, 2018 was primarily due to the reduction in corporate tax rate under the Act.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2020	2019	2018 (1)
Federal statutory rate	21.0%	21.0%	27.6%
Increase in income tax benefit and decrease in
income tax expense resulting from:
State income taxes	4.00	3.80	2.90
Kansas HPIP credit	(0.90)	(1.50)	(1.20)
Remeasurement of deferred income tax liabilities	—	—	(12.90)
Other	(0.50)	—	(0.50)
Effective income tax rate	23.6%	23.3%	15.9%
(1) 2018 has been adjusted for the adoption of 606 using the full retrospective method

Significant components of the deferred tax assets and liabilities were as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2020	2019
Deferred tax assets:
Accruals and other	$10,663	$3,085
Deferred rent	3,349	2,202
Interest expense limitation	7,269	420
Net operating losses	27,557	6,336
Credit carryforward	5,413	4,273
Total deferred tax assets	54,251	16,316

Deferred tax liabilities:
Commissions receivable	(155,297)	(96,064)
Basis difference in fixed and amortizable assets	(4,798)	(1,504)
Total deferred tax liabilities	(160,095)	(97,568)

Net long-term deferred tax liabilities	$(105,844)	$(81,252)

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASC 606 effective July 1, 2018. For tax purposes, pursuant to proposed Treasury Regulation §1.451‑3(c)(6)(ii), the Company defers revenue relating to certain commissions receivables into following years until it is collected, which gives rise to a deferred tax liability. This deferred tax liability is a source of future taxable income that can be used to support the realizability of deferred tax assets. The Company continues to recognize all of its deferred tax assets as of June 30, 2020, as it believes it is more likely than not that the deferred tax assets will be fully realized.

In accordance with the provisions of ASU No. 2016-09, Improvements on Employee Share-Based Payment Accounting (Topic 718) ("ASU 2016-09"), the Company now classifies the excess income tax benefits from share-based compensation arrangements as a discrete item within income tax expense rather than recognizing such excess income tax benefits in additional paid-in capital. The Company recognized an income tax benefit of $0.5 million and

$0.2 million in the consolidated statements of comprehensive income related to excess tax benefits resulting from the exercise of non-qualified stock options for the years ended June 30, 2020 and 2019, respectively. The cumulative effect of the adoption of ASU 2016-09 of $0.4 million was made during the year ended June 30, 2019, to recognize the excess income tax benefits from prior year share-based compensation arrangements in deferred income taxes and retained earnings in the consolidated balance sheet.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of June 30, 2020, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue recognition for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of June 30, 2020, and will continue to evaluate in the future as circumstances may change.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified the impact to the financial statements that may result from the CARES Act. The Company anticipates it will benefit from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation, and beginning with pay dates on and after April 10, 2020, the Company has elected to defer the employer-paid portion of social security taxes. The Company is also currently assessing its eligibility for certain employee retention tax credits but does not expect such credits to have a material impact on the financial statements.

As of June 30, 2020, the Company has NOL carryforwards for federal and state income tax purposes of $109.6 million and $95.3 million, respectively. Other than the federal NOL generated for the tax year ended June 30, 2020, which has an indefinite carryforward period, the federal carryforwards will expire in 2034 through 2038. The state carryforwards will expire in 2024 through 2039.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2016 through 2018 and state tax returns from tax years 2015 through 2018 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. NOLs generated on a tax return basis by the Company for tax years 2015 to 2018 will remain open to examination by the major domestic taxing jurisdictions until the statute of limitations expires for the year in which the loss carry overs are utilized.

14.NET (LOSS) INCOME PER SHARE

The Company calculates net income per share as defined by ASC Topic 260, “Earnings per Share”. Basic net income per share (“Basic EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Net income attributable to common shareholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net income. Diluted net income per share (“Diluted EPS”) is computed by dividing net income attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include the conversion of the preferred stock on an 8:1 ratio, as the rights and privileges dictate as such and common shares issuable upon the exercise of outstanding employee stock options. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the preferred stock and the treasury stock method for employee stock options to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net (loss) income per share for the years ended June 30:

(in thousands, except per share amounts)	2020	2019	2018
Basic:
Numerator:
Net income	$81,147	$72,579	$34,899
Less: dividends declared on Series A, B, C & D preferred stock	(86,302)	(661)	(661)
Less: cumulative dividends on Series D preferred stock	(10,849)	(12,000)	(12,000)
Net (loss) income attributable to common shareholders	(16,004)	59,918	22,238
Denominator:
Weighted-average common stock outstanding	97,496	85,378	81,314
Net (loss) income per share—basic:	$(0.16)	$0.70	$0.27
Diluted:
Numerator:
Net (loss) income attributable to common shareholders	$(16,004)	$59,918	$22,238
Add: dividends declared on Series A, B & C preferred stock(2)	—	181	181
Add: dividends declared on Series D preferred stock(1)(2)	—	480	—
Add: cumulative dividends on Series D preferred stock(1)(2)	—	12,000	—
Net (loss) income attributable to common and common equivalent shareholders	(16,004)	72,579	22,419
Denominator:
Weighted-average common stock outstanding	97,496	85,378	81,314
Series A, B & C preferred stock outstanding(2)	—	12,071	12,071
Series D preferred stock outstanding(1)(2)	—	32,000	—
Stock options outstanding to purchase shares of common stock(2)	—	3,042	3,036
Total common and common equivalent shares outstanding	97,496	132,491	96,421
Net (loss) income per share—diluted:	$(0.16)	$0.55	$0.23

(1) Excluded from the computation of net income per share-diluted for the years ended June 30, 2018 because the effect would have been anti-dilutive.

(2) Excluded from the computation of net income per share-diluted for the years ended June 30, 2020 because the effect would have been anti-dilutive.

The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net loss per share consisted of the following as of June 30:

(in thousands)	2020	2019	2018
Series A, B & C preferred stock outstanding	10,871	—	—
Series D preferred stock outstanding	28,817	—	32,000
Series E preferred stock outstanding	694	—	—
Stock options outstanding to purchase shares of common stock	4,161	—	—
Total	44,543	—	32,000

15.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280. The Company currently has three reportable segments: i) Senior ii) Life and iii) Auto & Home which represent the three main different types of insurance products sold by the Company. The Senior segment primarily sells senior Medicare-related health insurance, the Life segment primarily sells term life insurance, and the Auto & Home segment primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

The Company reports segment information based on how its CODM regularly reviews its operating results, allocates resources, and makes decisions regarding business operations. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

Costs of revenue, marketing and advertising, and technical development operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising, and technical development operating expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, marketing and advertising, technical development, and general and administrative operating costs and expenses, excluding depreciation and amortization expense; loss on disposal of property, equipment and software; share-based compensation expense; restructuring expenses; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment; therefore, assets by segment are not presented.

The following table presents information about the reportable segments for the year ended June 30, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$361,673	$129,967	$41,189	$(1,314)		$531,515
Operating expenses	(215,935)	(102,155)	(32,490)	(26,881)	(1)	(377,461)
Other expenses, net	—	—	—	(30)		(30)
Adjusted EBITDA	$145,738	$27,812	$8,699	$(28,225)		154,024
Interest expense, net						(25,761)
Income tax expense						(25,016)
Share-based compensation expense						(9,498)
Depreciation and amortization						(7,993)
Non-recurring expenses (2)						(3,721)
Contingent consideration						(375)
Loss on disposal of property, equipment and software						(360)
Restructuring expenses						(153)
Net income						$81,147

(1) Operating expenses in the Corp & Elims division primarily include $17.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $8.7 million in professional services fees.

(2) These expenses consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain former board members, non-restructuring severance expenses, employer payroll taxes on the one-time Distribution to stock option holders, costs related to our IPO, cost related to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the year ended June 30, 2019:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$192,257	$110,493	$35,054	$(335)		$337,469
Operating expenses	(102,083)	(84,672)	(27,237)	(18,184)	(1)	(232,176)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$90,174	$25,821	$7,817	$(18,534)		105,278
Income tax expense						(22,034)
Depreciation and amortization						(4,702)
Restructuring expenses						(2,305)
Non-recurring expenses(2)						(1,691)
Interest expense, net						(1,660)
Loss on disposal of property, equipment and software						(221)
Share-based compensation expense						(86)
Net income						$72,579

(1) Operating expenses in the Corp & Elims division primarily include $12.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.2 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, nonrecurring compensation to certain Board members and non-restructuring severance expenses.

The following table presents information about the reportable segments for the year ended June 30, 2018:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$102,408	$98,218	$33,348	$(286)		$233,688
Operating expenses	(65,720)	(75,249)	(24,127)	(18,657)	(1)	(183,753)
Other expenses, net	—	—	—	(9)		(9)
Adjusted EBITDA	$36,688	$22,969	$9,221	$(18,952)		49,926
Income tax expense						(6,619)
Depreciation and amortization						(3,468)
Restructuring expenses						(2,808)
Interest expense, net						(929)
Loss on disposal of property, equipment and software						(700)
Non-recurring expenses(2)						(436)
Share-based compensation expense						(67)
Net income						$34,899

(1) Operating expenses in the Corp & Elims division primarily include $12.7 million in salaries and benefits for certain general, administrative, and IT related departments and $4.2 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, nonrecurring compensation to certain Board members and non-restructuring severance expenses.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements that are described in the summary of significant accounting policies in Note 1 to the consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2020, three insurance carrier customers, all from the Senior Segment, accounted for 26%, 18%, and 11% of total revenue. For the year ended June 30, 2019, three insurance carrier customers, all from the Senior Segment, accounted for 23%, 14%, and 12% of total revenue. For the year ended June 30, 2018, three insurance carrier customers, two from the Senior Segment, and one from Life accounted for 14%, 13%, and 13% of total revenue.

16.RELATED-PARTY TRANSACTIONS

The Company purchases leads from InsideResponse which was previously owned in part by individuals related to one of the Company’s shareholders or are members of management. On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments) as set forth in the Merger Agreement. Refer to Note 2 to the consolidated financial statements for further details. Prior to the acquisition, the Company incurred $16.1 million, $10.1 million, $10.0 million, in lead costs with this firm for the years ended June 30, 2020, 2019, and 2018, respectively, which were recorded in marketing and advertising expense in the consolidated statements of comprehensive income. The Company did not have any outstanding payables as of June 30, 2020, and owed $0.2 million as of June 30, 2019, that was recorded in accounts payable in the consolidated balance sheets. As of June 30, 2020 and June 30, 2019, the shareholder, related affiliates, and the related members of management owned 10.89% and 21.36% of the Company, respectively.

The Company purchases leads from a senior healthcare distribution platform that is owned, in part, by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The

Company incurred $0.5 million, $1.6 million, and $0.7 million in lead costs with this firm for the years ended June 30, 2020, 2019, and 2018, respectively, which were recorded in marketing and advertising expense in the consolidated statements of comprehensive income. The Company owed less than $0.1 million as of June 30, 2020, and did not have any outstanding payables as of June 30, 2019 to this firm, that was recorded in accounts payable in the consolidated balance sheets. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2020, 2019, and 2018. As of June 30, 2020 and June 30, 2019, the shareholder, related affiliates, and the related members of management owned 10.89% and 21.36% of the Company, respectively.

The Company entered into a consulting agreement with another shareholder and former employee in January 2011 effective until canceled by either party. For the years ended June 30, 2020 and 2019, the Company incurred consulting expenses of less than $0.1 million. For the year ended June 30, 2018, the Company incurred consulting expenses of $0.1 million. These costs were recorded in general and administrative expense in the consolidated statements of comprehensive income. The Company owed less than $0.1 million and did not have any outstanding payables due to this consultant as of June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, the shareholder owned 2.62% and 3.61% of the Company, respectively.

As of June 30, 2020, there were no related party receivables outstanding. As of June 30, 2019, the Company had a related party receivable outstanding from a current board member that arose from a stock option exercise that was initiated before June 30, 2019, but the payment was not received by the Company until after June 30, 2019, thus causing a $0.4 million receivable recorded in other current assets in the consolidated balance sheet as of June 30, 2019.

17.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected summarized quarterly financial information for 2020 and 2019 is as follows (in thousands, except per share amounts):

Year Ended June 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$65,167	$176,296	$148,605	$141,447
(Loss) income from operations	(1,410)	57,434	40,443	35,862
Net (loss) income	(1,688)	39,070	23,716	20,049
Net (loss) income per share:
Basic	$(0.05)	$(0.56)	$0.23	$0.15
Diluted	$(0.05)	$(0.56)	$0.17	$0.13

Year Ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$55,921	$119,938	$87,211	$74,399
Income from operations	3,739	45,685	29,599	17,265
Net income	2,792	34,663	22,238	12,886
Net income per share:
Basic	$—	$0.37	$0.22	$0.11
Diluted	$—	$0.26	$0.17	$0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of the year ended June 30, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934) was carried out by our management, with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officers, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable level of assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

As an emerging growth company, we are not required to provide a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm and therefore this Annual Report on form 10-K does not include such reports.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our 2020 Proxy Statement and is incorporated herein by reference.

We have adopted a written Code of Business Conduct and Ethics (our “Code of Business Conduct”) which applies to all of our directors, officers and other employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct is available on our corporate website, www.selectquote.com, under “Investor Relations—Governance—Governance Documents.” The information contained on our website does not constitute a part of this Annual Report on Form 10-K. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct. Such requests should be made in writing to the attention of our General Counsel at the following address: SelectQuote, Inc., 6800 West 115th Street Suite 2511, Overland Park, Kansas 66211. We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of our Code of Business Conduct at the same location of our website, www.selectquote.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Information in response to this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the required information is included in Item 8 of Part II of this Annual Report on Form 10-K.

3. Exhibits

The following documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description
3.1	Sixth Amended and Restated Certificate of Incorporation of SelectQuote, Inc. (incorporated by reference to Exhibit 3.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)

3.2	Amended and Restated Bylaws of SelectQuote, Inc. (incorporated by reference to Exhibit 3.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)
4.1	Form of Common Stock Certificate of SelectQuote, Inc. (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)

4.2	Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated November 4, 2019, by and among the Company and certain of its investors (incorporated by reference to Exhibit 4.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

4.3	Amendment No. 1 to the Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated April 17, 2020, by and among SelectQuote, Inc. and certain of its investors (incorporated by reference to Exhibit 4.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
4.4	Investor Rights Letter, dated May 14, 2020, by and among SelectQuote, Inc. and one of its investors (incorporated by reference to Exhibit 4.4 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)
4.5	Investor Rights Letter, dated May 6, 2020, by and among SelectQuote, Inc. and certain of its investors (incorporated by reference to Exhibit 4.5 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)

4.6	Description of Capital Stock
10.1#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Tim Danker (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.2#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Raffaele D. Sadun (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.3#	Employment Agreement, dated as of May 21, 2019, by and between the Company and William Grant III (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.4	Credit Agreement, dated as of November 5, 2019, by and among the Company, certain subsidiaries of the Company, the lenders party thereto, Morgan Stanley Capital Administrators, Inc., as Administrative Agent, and UMB Bank, N.A., as Revolver Agent (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.5#	SelectQuote, Inc. 2003 Stock Incentive Plan, as amended on January 26, 2012 and May 5, 2020 (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
10.6#	Form of Notice of Stock Option Award under the Company’s 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.7#	SelectQuote, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on March 5, 2020)

10.8#	SelectQuote, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on March 5, 2020)
10.9#	Form of Restricted Stock Unit Agreement under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)

10.10#	Form of Stock Option Agreement under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
10.11#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
21.1	Subsidiaries of SelectQuote, Inc. (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
23.1	Consent of Deloitte & Touche LLP
24.1	Power of attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#  Indicates management contract or compensation plan.

†  The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SelectQuote, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 10, 2020.

SELECTQUOTE, INC.

By:	/s/ Tim Danker
Name:	Tim Danker
Title:	Chief Executive Officer
Date:	September 10, 2020

POWERS OF ATTORNEY

Each of the undersigned officers and directors of SelectQuote, Inc. hereby severally constitutes and appoints Tim Danker and Raffaele Sadun, and each of them acting alone, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them individually, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 10, 2020.

	Signature	Title

By:	/s/ Tim Danker	Chief Executive Officer and Director
	Tim Danker	(Principal Executive Officer)

By:	/s/ Raffaele Sadun	Chief Financial Officer
	Raffaele Sadun	(Principal Financial and Accounting Officer)

By:	*/s/ Donald Hawks III	Chairman of the Board of Directors
Donald Hawks III

By:	*/s/ Tom Grant	Vice Chairman of the Board of Directors
Tom Grant

By:	*/s/ Donald Britton	Director
Donald Britton

By:	*/s/ Earl Devanny III	Director
Earl Devanny III

By:	*/s/ Denise Devine	Director
Denise Devine

By:	*/s/ Raymond Weldon	Director
Raymond Weldon

*denotes signature through Power of Attorney above