Form 10-Q
period 2020-09-30
SelectQuote, Inc.
filed 2020-11-06
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

001-39295
(Commission File Number)

SelectQuote, Inc.
(Exact name of registrant as specified in its charter)

Delaware		94-3339273
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6800 West 115th Street	Suite 2511	66211
Overland Park	Kansas	(Zip Code)
(Address of principal executive offices)
(913) 599-9225
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLQT	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

The registrant had outstanding 162,631,704 shares of common stock as of October 31, 2020.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2020	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,389	$321,065
Restricted cash	41,982	47,805
Accounts receivable	69,273	83,634
Commissions receivable-current	56,321	51,209
Other current assets	7,528	10,121
Total current assets	480,493	513,834
COMMISSIONS RECEIVABLE—Net	502,582	461,752
PROPERTY AND EQUIPMENT—Net	24,535	22,150
SOFTWARE—Net	9,339	8,399
OPERATING LEASE RIGHT-OF-USE ASSETS	30,142	—
INTANGIBLE ASSETS—Net	18,820	19,673
GOODWILL	46,456	46,577
OTHER ASSETS	1,438	1,408
TOTAL ASSETS	$1,113,805	$1,073,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,184	$22,891
Accrued expenses	14,667	14,936
Accrued compensation and benefits	24,530	22,228
Earnout liability	31,571	30,812
Operating lease liabilities—current	4,685	—
Other current liabilities	22,406	4,944
Total current liabilities	108,043	95,811
DEBT	312,575	311,814
DEFERRED INCOME TAXES	104,547	105,844
OPERATING LEASE LIABILITIES	37,600	—
OTHER LIABILITIES	6,066	14,635
Total liabilities	568,831	528,104
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,625	1,622
Additional paid-in capital	546,815	548,113
Accumulated deficit	(1,955)	(2,792)
Accumulated other comprehensive loss	(1,511)	(1,254)
Total shareholders’ equity	544,974	545,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,113,805	$1,073,793
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2020	2019
REVENUE:
Commission	$106,545	$57,822
Production bonus and other	17,624	7,345
Total revenue	124,169	65,167
OPERATING COSTS AND EXPENSES:
Cost of revenue	51,045	32,637
Marketing and advertising	49,800	26,101
General and administrative	12,202	5,126
Technical development	3,848	2,713
Total operating costs and expenses	116,895	66,577
INCOME (LOSS) FROM OPERATIONS	7,274	(1,410)
INTEREST EXPENSE, NET	(6,761)	(705)
OTHER EXPENSES, NET	(780)	(13)
LOSS BEFORE INCOME TAX BENEFIT	(267)	(2,128)
INCOME TAX BENEFIT	(1,104)	(440)
NET INCOME (LOSS)	$837	$(1,688)

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	162,448	87,516
Diluted	165,192	87,516

OTHER COMPREHENSIVE LOSS NET OF TAX:
Loss on cash flow hedge	(257)	—
OTHER COMPREHENSIVE LOSS	(257)	—
COMPREHENSIVE INCOME (LOSS)	$580	$(1,688)
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(2,792)	$—	$(1,254)	$545,689
Net income	—	—	—	837	—	—	837
Loss on cash flow hedge, net of tax	—	—	—	—	—	(374)	(374)
Amount reclassified into earnings, net tax	—	—	—	—	—	117	117
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	316	3	(2,203)	—	—	—	(2,200)
Share-based compensation expense	—	—	905	—	—	—	905
BALANCES-September 30, 2020	162,507	$1,625	$546,815	$(1,955)	$—	$(1,511)	$544,974

Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2019	90,619	$906	$138,378	$200,446	$(77,275)	$—	$262,455
Net loss	—	—	—	(1,688)	—	—	(1,688)
Exercise of employee stock options	1,348	14	1,672	—	—	—	1,686
Share-based compensation expense	—	—	22	—	—	—	22
BALANCES-September 30, 2019	91,967	$920	$140,072	$198,758	$(77,275)	$—	$262,475

See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$837	$(1,688)
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	3,347	1,440
Loss (gain) on disposal of property, equipment, and software	82	(2)
Share-based compensation expense	924	22
Deferred income taxes	(1,214)	(445)
Amortization of debt issuance costs and debt discount	822	24
Fair value adjustments to contingent earnout obligations	759	—
Non-cash lease expense	911	—
Changes in operating assets and liabilities:
Accounts receivable	14,361	3,484
Commissions receivable	(45,942)	(18,945)
Other assets	1,790	(721)
Accounts payable and accrued expenses	(8,718)	4,933
Operating lease liabilities	(995)	—
Other liabilities	23,691	201
Net cash used in operating activities	(9,345)	(11,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,751)	(3,002)
Proceeds from sales of property and equipment	—	3
Purchases of software and capitalized software development costs	(1,585)	(1,282)
Acquisition of business	121	—
Net cash used in investing activities	(4,215)	(4,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	42,868
Payments on revolving line of credit	—	(31,153)
Proceeds from other debt	—	4,600
Payments on other debt	(68)	(831)
Proceeds from common stock option exercises	309	1,663
Payments of tax withholdings related to net share settlement of equity awards	(2,509)	—
Payments of debt issuance costs	—	(885)
Payments of costs incurred in connection with private placement	(1,771)	—
Payments of costs incurred in connection with initial public offering	(3,899)	—
Net cash (used in) provided by financing activities	(7,938)	16,262
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(21,498)	284
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	368,869	570
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$347,371	$854

Reconciliation to the Consolidated Balance Sheets:
Cash and cash equivalents	305,389	854
Restricted cash	41,982	—
Total cash, cash equivalents, and restricted cash	$347,371	$854
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(5,992)	$(582)
(Payments) refunds of income taxes, net	(13)	27
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. and its subsidiaries (the “Company” or “SelectQuote”) contract with numerous insurance carriers to sell senior health (“Senior”), life (“Life”), and auto and home insurance (“Auto & Home”) policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. Senior sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related policies. Life sells primarily term and permanent life insurance policies and final expense policies, along with other ancillary products. Auto & Home primarily sells non-commercial auto & home property and casualty insurance policies. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and when the underlying policyholder renews their policy in subsequent years (“renewal”). Additionally, the Company receives certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives.

Basis of Presentation—The accompanying unaudited consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC, and GenMark, LLC. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2020, and include all adjustments necessary for the fair presentation of our financial position for the periods presented, the results of which are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2021, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020. Results of operations were not materially impacted by the COVID-19 pandemic, but the Company is continuously assessing the evolving situation related to the pandemic.

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

Significant Accounting Policies—With the exception of the adoption of recent accounting pronouncements, there have been no material changes to the Company’s significant accounting policies as described in our Annual Report on Form 10-K for the year ended June 30, 2020.

Adoption of New Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which has been clarified and amended by various subsequent updates. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In accordance with the guidance of Topic 842, leases are classified as finance or operating leases, and both types of leases are recognized on the consolidated balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous guidance. The new guidance requires certain expanded qualitative disclosures and specific quantitative disclosures in order to provide users of financial statements enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.

Although the effective date of this ASU has been deferred for emerging growth companies until annual periods beginning after December 15, 2021, the Company has early adopted the new guidance and related amendments on July 1, 2020, and has elected the transition package of practical expedients permitted under the transition guidance, which allowed the carry forward of historical assessments of whether a contract contains a lease, lease classification and initial direct costs. The new guidance and related amendments have been applied on a modified retrospective basis using the optional transition method with an application date of July 1, 2020.

As a result of adopting this standard, on July 1, 2020, the Company recorded lease liabilities of $41.3 million and right-of-use assets of $29.7 million, which includes reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard did not have a material impact on the Company’s consolidated statement of comprehensive income or the consolidated statement of cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Note 7 to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU amends the subsequent measurement of goodwill whereby Step 2 from the goodwill impairment test is eliminated. As a result, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The standard was adopted and applied prospectively by the Company as of July 1, 2020, but it did not have an impact on the Company's consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendment affects contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. As an emerging growth company, the standard is effective for the Company beginning in fiscal years starting after December 15, 2022, and interim periods within those fiscal years; however, early adoption is permitted. The Company is currently evaluating the impact to its consolidated financial statements and related disclosures but does not expect this ASU to have a material impact.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard becomes effective for the Company on July 1, 2022, and for interim periods beginning July 1, 2023, with early adoption permitted. The Company is currently evaluating the impact to its consolidated financial statements and related disclosures but does not expect this ASU to have a material impact.

2.ACQUISITIONS

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management.

On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse, LLC (“InsideResponse”) for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price is comprised of $32.7 million, which was paid in cash at the closing of the transaction and an earnout of up to $32.3 million. InsideResponse is an online marketing consulting firm the Company purchases leads from (refer to Note 15 to the consolidated financial statements for related party information).

Under the terms of the Merger Agreement, total consideration in the acquisition consisted of the following as of the acquisition date:

(in thousands)
Base purchase price	$32,700
Fair value of earnout	30,437
Net working capital true-up(1)	3,527
Closing cash	904
Closing indebtedness	(476)
Total purchase consideration	$67,092

(1) The Company recorded a $0.1 million measurement period adjustment to the carrying amount of goodwill related to the net working capital true-up for the three months ended September 30, 2020.

The earnout, if any, will be paid no later than 15 days after the accountant-reviewed stand-alone financial statements of InsideResponse, as of and for the period ending December 31, 2020, are finalized, and will be paid 65% in cash and 35% in shares of the Company's common stock (to be valued based on the average closing price of its common stock for the 10 trading days ending three trading days immediately preceding such payment date). The earnout is contingent upon the achievement of certain gross profit targets for InsideResponse in calendar year 2020, as set forth in the Merger Agreement, which provides for a range of possible payouts of up to $32.3 million. This assumes the minimum gross profit target of $12.3 million is reached, as otherwise there will be no consideration payout. As of the acquisition date, May 1, 2020, the fair value of the earnout liability was $30.4 million recorded as a current liability on the consolidated balance sheet. Per the valuation, the earnout was discounted back to the valuation date at a counterparty risk adjusted rate of 5.00% which is designed to represent the Company’s incremental borrowing cost. As of September 30, 2020, the Company determined that InsideResponse had achieved the maximum gross profit target for calendar year 2020, therefore, the maximum fair market value of the earnout has been accrued. As a result, the company recorded $0.8 million in other expenses, net in the consolidated statement of comprehensive income as an adjustment to the fair market value of the earnout liability during the three months ended September 30, 2020. Furthermore, each period until the March 15, 2021 payout, the Company will accrete the earnout liability so that the fully expected earnout will be accrued as of the payout date. Changes in this measure have been recorded in the Company’s consolidated statements of cash flows as a noncash reconciling item in the reconciliation of net income to net cash flows from operating activities.

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

Goodwill resulting from the transaction represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed and primarily represents the expected synergies in streamlining the Company's marketing and advertising process by consolidating a primary vendor into its marketing team, providing full access to a rapidly growing and scalable lead generation strategy, guaranteeing our ability to consume more leads and reducing cost. This acquired goodwill is allocated to the Senior segment and approximately $5.0 million is deductible for tax purposes.

The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$955
Accounts receivable		8,220
Other current assets		459
Property and equipment, net		51
Accounts payable		(2,922)
Accrued expenses		(737)
Other current liabilities		(8)
Other liabilities		(1)
Net tangible assets acquired		6,017

Trade Name	5 years	2,680
Proprietary Software	2-5 years	1,042
Non-compete agreements	3 years	192
Customer relationships	7 years	16,069
Goodwill	Indefinite	41,092
Total intangible assets acquired		61,075

Net assets acquired		$67,092

The Company will amortize the intangible assets acquired on a straight line basis over their estimated remaining lives, ranging from two to seven years.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2020	June 30, 2020
Computer hardware	$13,189	$9,829
Equipment(1)	2,415	2,443
Leasehold improvements	19,323	17,692
Furniture and fixtures	5,259	5,259
Work in progress	5	1,267
Total	40,191	36,490
Less accumulated depreciation	(15,656)	(14,340)
Property and equipment—net	$24,535	$22,150

(1) Includes financing lease right-of-use assets.

Work in progress as of September 30, 2020 and June 30, 2020, primarily represents tenant improvements not yet put into service and are not yet being depreciated. Depreciation expenses for the three months ended September 30, 2020 and 2019, were $1.6 million and $1.1 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2020	June 30, 2020
Software	$12,361	$10,999
Work in progress	2,347	1,922
Total	14,708	12,921
Less accumulated amortization	(5,369)	(4,522)
Software—net	$9,339	$8,399

Work in progress as of September 30, 2020 and June 30, 2020, primarily represents costs incurred for software not yet put into service and are not yet being depreciated. For the three months ended September 30, 2020 and 2019, the Company capitalized internal-use software and website development costs of $1.6 million and $1.2 million, respectively, and recorded amortization expense of $0.9 million and $0.3 million, respectively.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisition of the controlling interest in Auto & Home in August 2012 as well as from the May 2020 acquisition of InsideResponse. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2020, and 2019, there were no such indicators.

Goodwill—In August of 2012, the Company acquired the remaining interest in Auto & Home, and recorded goodwill as the excess of the total consideration transferred plus the acquisition-date fair value of the previously held equity interest over the fair values of the identifiable net assets acquired. Further, in May 2020, the

Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired from InsideResponse. There were no goodwill impairment charges recorded during the three months ended September 30, 2020 and 2019.

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such the reporting unit as a whole supports the recovery of its goodwill. For the aforementioned acquisitions, the reporting units are Auto & Home and Senior, respectively.

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below (dollars in thousands, useful life in years):

	September 30, 2020				June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships-Auto & Home	$853	$(689)	$164		$853	$(680)	$173
InsideResponse					—	—	—
Trade Name	2,680	(223)	2,457		2,680	(88)	2,592
Proprietary Software-5 year	780	(65)	715		780	(26)	754
Proprietary Software-2 year	262	(55)	207		262	(22)	240
Non-compete agreements	192	(27)	165		192	(16)	176
Customer relationships	16,069	(957)	15,112		16,069	(331)	15,738
Total intangible assets	$20,836	$(2,016)	$18,820	6.2	$20,836	$(1,163)	$19,673	6.4

Total indefinite-lived assets
Goodwill-Auto & Home	$5,364		$5,364		$5,364		$5,364
Goodwill-Senior	41,092		41,092		41,213		41,213
Total goodwill	$46,456		$46,456		$46,577		$46,577

For the three months ended September 30, 2020 and 2019, amortization expense related to intangible assets totaled $0.8 million and less than $0.1 million, respectively.

Changes in the carrying amount of goodwill for the three months ended September 30, 2020, are as follows (in thousands):

Balance, June 30, 2020	$46,577
Measurement period adjustments(1)	(121)
Balance, September 30, 2020	$46,456

(1) Represents measurement period adjustments related to the InsideResponse acquisition (see Note 2 to the consolidated financial statements).

As of September 30, 2020, expected amortization expense in future periods were as follows (in thousands):

	Customer Relationships-Auto & Home	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder fiscal 2021	$29	$402	$215	$48	$1,722	$2,416
2022	32	536	265	64	2,296	3,193
2023	28	536	156	53	2,296	3,069
2024	23	536	156	—	2,296	3,011
2025	20	447	130	—	2,296	2,893
Thereafter	32	—	—	—	4,206	4,238
Total	$164	$2,457	$922	$165	$15,112	$18,820

6.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to hedge against the interest rate risk associated with its variable rate debt as a result of the Company's exposure to fluctuations in interest rates associated with a senior secured term loan facility in an aggregate principal amount of $425.0 million with a syndicate of lenders led by Morgan Stanley as the administrator for the lending group (the “Term Loan”). To accomplish this hedging strategy, the Company enters into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable interest rate payments are tied. To qualify for hedge accounting, the Company documents and assesses effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps are recorded on our consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings as an offset to interest expense in the same period that the hedged items affect earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

We entered into a USD floored interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020, wherein the Company has exchanged a floating rate of interest of LIBOR (subject to a 1% floor) plus 6.00% on the notional amount of $325.0 million of the Company’s $425.0 million Term Loan (currently recorded in long term debt on the consolidated balance sheets) for a fixed rate payment of 6.00% plus 1.188%. 84.6% and 15.4% of this derivative hedge $275.0 million at USD-LIBOR-BBA 1-month and $50.0 million at USD-LIBOR-BBA 6-month, respectively, until September 30, 2020, when repricing occurs on the $50.0 million tranche, at which point the derivative instrument hedges the interest rate risk of the full $325.0 million in Term Loan debt at USD-LIBOR-BBA 1-month. The interest rate swap terminates on November 5, 2024.

The interest rate swap qualifies for cash flow hedge accounting as it was determined to be highly effective at inception and it continued to remain effective as of September 30, 2020. The Company did not record any ineffectiveness related to the interest rate swap.

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

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheets for the periods presented:

(in thousands)	September 30, 2020		June 30, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other current liabilities	$(2,009)	Other current liabilities	$(1,669)

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for the three months ended September 30, 2020:

(in thousands)	2020
Unrealized loss, before taxes	$(497)
Income tax benefit	123
Unrealized loss, net of taxes	$(374)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments for three months ended September 30, 2020:

(in thousands)	2020
Interest expense	$156
Income tax benefit	(39)
Net reclassification into earnings	$117

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)	Derivative Instruments
Balance at June 30, 2020	$(1,254)
Unrealized losses, net of related tax benefit of $0.1 million	(374)
Amount reclassified into earnings, net of related taxes of less than $0.1 million	117
Balance at September 30, 2020	$(1,511)

As of September 30, 2020, the Company estimates that $0.6 million will be reclassified into interest expense during the next twelve months.

7.LEASES

The Company has entered into various lease agreements for office space and other equipment as lessee. At contract inception, the Company determines that a contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. If a contract contains a lease, the Company recognizes a right-of-use asset and a lease liability on the consolidated balance sheet at lease commencement. The Company has elected a practical expedient to make an accounting policy not to record short-term leases on the consolidated balance sheet, defined as leases with an initial term of 12 months or less that do not contain purchase options that the lessee is reasonably certain to elect.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term as the Company has control over an economic resource and is benefiting from the use of the asset. Lease liabilities represent the Company’s obligation to make payments for that right of use. Right-of-use assets and lease liabilities are determined by recognizing the present value of future lease payments using the Company’s incremental borrowing rate, which is the rate we would have to pay to borrow on a collateralized basis based upon information available at the lease commencement date. The right-of-use asset is measured at the commencement date by totaling the amount of the initial measurement of the lease liability, adding any lease payments made to the lessor at or before the commencement date, subtracting any lease incentives received, and adding any initial direct costs incurred by the Company.

When lease terms include renewal or termination options, the Company determines the lease term as the noncancelable period of the lease, plus periods covered by an option to extend the lease if the Company is reasonably certain to exercise the option. The Company considers an option to be reasonably certain to be exercised by the Company when a significant economic incentive exists.

The Company has lease agreements with lease and nonlease components. The Company elected the practical expedient to make an accounting policy election by class of underlying asset, to not separate nonlease components from the associated lease components and instead account for each separate lease component and its associated nonlease components as a single lease component. The Company has applied this accounting policy election to all asset classes.

The majority of the Company’s leases are operating leases related to office space. The Company leases office facilities in the United States in San Francisco, California; San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Wilmington, North Carolina; and Des Moines, Iowa under noncancelable operating leases that expire at various dates through July 2029. The Company recognizes lease expense for operating leases on a straight-line basis over the respective lease term. The Company has operating leases with remaining lease terms of less than one year to nine years.

The Company has entered into noncancelable agreements to sublease portions of its office facilities to unrelated third parties. Sublease rental income is recorded as a reduction of rent expense in the accompanying consolidated statement of comprehensive income. Sublease rental income was $0.1 million for the three months ended September 30, 2020.

Operating lease expense was $1.9 million for the three months ended September 30, 2020, recorded in general and administrative operating costs and expenses in the consolidated statements of comprehensive income.

The Company has not entered into any leases which have not yet commenced as of September 30, 2020.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of September 30, 2020:

(in thousands)	Balance Sheet Classification	Amount
Assets
Operating leases	Operating lease right-of-use assets	$30,142
Finance leases	Property and equipment - net	157
Total lease right-of-use assets		30,299

Liabilities
Current
Operating leases	Operating lease liabilities - current	4,685
Finance leases	Other current liabilities	168
Non-current
Operating leases	Operating lease liabilities	37,600
Finance leases	Other liabilities	48
Total lease liabilities		$42,501

Lease Costs—The components of lease costs for the three months ended September 30, 2020, were as follows:

(in thousands)	Amount
Finance lease costs(1)	$66
Operating lease costs(2)	1,927
Short-term lease costs	67
Variable lease costs(3)	265
Sublease income	(65)
Total net lease costs	$2,260

(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating costs and expenses and interest expense, net in the consolidated statements of comprehensive income.

(2) Recorded in operating costs and expenses in the consolidated statements of comprehensive income.

(3) Variable lease costs not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate. Primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the consolidated statements of comprehensive income.

Supplemental Information—Supplemental information related to leases was as follows as of and for the three months ended September 30, 2020:

(in thousands)	Operating Leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$1,451	$3	$1,454
Financing cash flows from leases	—	68	68
Right-of-use assets obtained in exchange for new lease liabilities	$1,478	$—	$1,478

	Operating Leases	Finance leases
Weighted-average remaining lease term (in years)	7.55	1.17
Weighted-average discount rate	9.64%	5.22%

Maturities of Lease Liabilities—As of September 30, 2020, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder of 2021	$5,731	$156	$5,887
2022	8,493	59	8,552
2023	7,936	5	7,941
2024	8,298	—	8,298
2025	8,294	—	8,294
2026	5,997	—	5,997
Thereafter	15,066	—	15,066
Total undiscounted lease payments	59,815	220	60,035
Less: interest	(17,530)	(4)	(17,534)
Present value of lease liabilities	$42,285	$216	$42,501

The following table summarizes the future annual minimum lease obligations under non-cancelable operating leases at June 30, 2020, under the previous lease accounting standard ASC 840, Leases (in thousands):

2021	$8,781
2022	8,497
2023	7,991
2024	8,353
2025	8,306
Thereafter	21,262
Total minimum lease payments	$63,190

8.DEBT

Credit Agreement and Senior Secured Credit Facility— Debt consisted of the following:

(in thousands)	September 30, 2020	June 30, 2020
Term Loan	325,000	$325,000
Unamortized debt issuance costs on Term Loan	(5,483)	(5,819)
Unamortized debt discount on Term Loan	(6,942)	(7,367)
Total debt	$312,575	$311,814

On November 5, 2019, the Company entered into a new credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. (“Morgan Stanley”) as a lender and the administrative agent for a syndicate of lenders party to the agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for (1) a secured revolving loan facility with UMB in an aggregate principal amount of up to $75.0 million (the “Revolving Credit Facility”) and (2) the Term Loan. The outstanding balance under the prior credit agreement with UMB was rolled into the Revolving Credit Facility and will continue to be used for general working capital purposes as needed. The proceeds of the Term Loan were used (i) to finance a distribution in November 2019 to all holders of the Company’s common and preferred stock as well as holders of stock options in an aggregate amount of $275.0 million (the “Distribution”), (ii) to fund cash to the balance sheet in an aggregate amount of $68.0 million, equal to the first two years of interest-only payments due in respect of the Term Loan, (iii) to pay the debt issuance costs incurred for the Senior Secured Credit Facility, and (iv) for general corporate purposes. The Senior Secured Credit Facility contains customary events of default and an asset coverage ratio covenant. As of September 30, 2020, the Company was in compliance with all of the covenants. The Company has granted a security interest in all of the Company’s assets as collateral.

The Company paid $8.5 million to the lenders of the Term Loan as an original issue discount which was recorded as a reduction to the carrying amount of the Term Loan in debt in the consolidated balance sheets as of September 30, 2020 and June 30, 2020. The debt discount is being amortized through interest expense on a straight-line basis over the five-year life of the Senior Secured Credit Facility. As of September 30, 2020, the balance of the unamortized debt discount in debt in the consolidated balance sheet was $6.9 million.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option. The Term Loan bears interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR plus 6.0% or (b) a base rate plus 5.0%, at the Company’s option. The Company’s risk management strategy includes entering into interest rate swap agreements from time to time to protect against unfavorable interest rate changes relating to forecasted debt transactions. See Note 6 to the consolidated financial statements for more information.

The Term Loan is repayable beginning from March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loan, with the balance payable on the maturity date of November 5, 2024. Upon the completion of the Company's initial public offering on May 26, 2020 (the "IPO"), the Company paid down $100.0 million of the Term Loan.

In addition to paying interest on outstanding principal amounts under the Senior Secured Credit Facilities, the Company is required to pay UMB an unused commitment fee of 0.15%, in respect of the unutilized commitments under the Revolving Credit Facility. The Revolving Credit Facility also has a maturity date of November 5, 2024.

Amortization of debt financing costs was $0.8 million and less than $0.1 million during the three months ended September 30, 2020 and 2019, respectively, which was included in interest expense, net in the Company’s consolidated statements of comprehensive income.

9.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 7 for commitments related to our operating leases.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

10.SHAREHOLDERS' EQUITY

Common Stock—As of September 30, 2020, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan ("ESPP")	1,400,000
Stock awards outstanding under 2020 Plan	1,858,343
Stock awards available for grant under 2020 Plan	7,741,657
Options outstanding under 2003 Plan	3,265,989
Options available for grant under 2003 Plan	—
Total	14,265,989

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the "2003 Stock Plan") and the 2020 Omnibus Incentive Plan (the "2020 Stock Plan") (collectively, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the IPO, which provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSUs"), performance-based cash awards ("PSUs"), and other forms of equity compensation (collectively, “stock awards”). All awards may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates except for ISOs, which can only be granted to current employees of the Company.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation included in general and administrative expense in our consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,
(in thousands)	2020	2019
Share-based compensation related to:
Equity classified stock options	$362	22
Equity classified restricted stock units	415	—
Equity classified performance stock units	128	—
Total share-based compensation	$905	$22

Stock Options—The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the number of options that will ultimately not complete their vesting requirements ("forfeitures"), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term ("risk-free interest rate"), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments ("dividend yield"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the consolidated statements of comprehensive income.

The Company used the following weighted-average assumptions for the stock options granted during the three months ended September 30, 2020. There were no stock options granted during the three months ended September 30, 2019.

2020
Volatility	25.0%
Risk-free interest rate	0.3%
Dividend yield	—%
Assumed forfeitures	—%
Expected lives (in years)	6.25
Weighted-average fair value (per share)	$4.84

The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2020	4,067,417	$2.69
Options granted	993,675	19.09
Options exercised	(440,428)	0.86
Options forfeited/expired/cancelled	—	—
Outstanding—September 30, 2020	4,620,664	$6.39	5.92	$64,536
Vested and exercisable—September 30, 2020	2,970,757	$0.91	3.94	$57,469

As of September 30, 2020, there was $6.2 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.58 years. The Company received cash of $0.3 million and $1.7 million in connection with stock options exercised during the three months ended September 30, 2020 and 2019, respectively.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2020:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	150,000	$20.00
Granted	221,294	17.94
Vested	—
Cancelled	—
Unvested as of September 30, 2020	371,294	$18.77

As of September 30, 2020, there was $6.4 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 3.34 years.

    Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2020:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	—
Granted	132,374	$17.92
Vested	—
Cancelled	—
Unvested as of September 30, 2020	132,374	$17.92

As of September 30, 2020, there was $2.2 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.91 years.

11.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(in thousands)	2020	2019
Senior:
Commission revenue:
Medicare advantage	$48,731	$20,187
Medicare supplement	7,992	4,151
Prescription drug plan	615	376
Dental, vision, and health	2,723	1,001
Other commission revenue	459	(52)
Total commission revenue	60,520	25,663
Production bonus and other revenue	12,679	1,921
Total Senior revenue	73,199	27,584
Life:
Commission revenue:
Term	19,376	18,584
Final expense	17,637	3,493
Ancillary	584	569
Total commission revenue	37,597	22,646
Production bonus and other revenue	5,226	4,961
Total Life revenue	42,823	27,607
Auto & Home:
Total commission revenue	8,613	9,589
Production bonus and other revenue	925	463
Total Auto & Home revenue	9,538	10,052
Eliminations:
Total commission revenue	(185)	(76)
Production bonus and other revenue	(1,206)	—
Total Elimination revenue	(1,391)	(76)
Total commission revenue	106,545	57,822
Total production bonus and other revenue	17,624	7,345
Total revenue	$124,169	$65,167

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the consolidated balance sheets. As there is no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, a separate roll forward other than what is shown on the consolidated balance sheets is not relevant. Cumulative revenue catch-up adjustments related to changes in the estimates of transaction prices were not material for the three months ended September 30, 2020 and 2019.

Production Bonuses and Other—During the three months ended September 30, 2020, the Company received advance payments of fiscal year 2021 marketing development funds, which will be amortized over the course of the year based on policies sold. As of September 30, 2020, there was an unamortized balance remaining of $19.2 million recorded in other current liabilities in the consolidated balance sheet.

12.INCOME TAXES

For the three months ended September 30, 2020 and 2019, the Company recognized income tax benefits of $1.1 million and $0.4 million, respectively, representing an effective tax rate of 413.5% and 20.7%, respectively. The differences from the Company’s federal statutory tax rates to the effective tax rates for the three months ended September 30, 2020, were primarily related to discrete items impacting the quarter. The effective tax rate for the three months ended September 30, 2019, was primarily impacted by state income taxes and non-deductible meals and entertainment expenses, partially offset by Kansas High Performance Incentive Program (“HPIP”) tax credits.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of September 30, 2020, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue recognition for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of September 30, 2020, and will continue to evaluate in the future as circumstances may change.

13.NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of net income (loss) per share for the three months ended September 30:

(in thousands, except per share amounts)	2020	2019
Basic:
Numerator:
Net income (loss)	$837	$(1,688)
Less: dividends declared on Series A, B, C & D preferred stock	—	—
Less: cumulative dividends on Series D preferred stock	—	(3,025)
Net income (loss) attributable to common shareholders	837	(4,713)
Denominator:
Weighted-average common stock outstanding	162,448	87,516
Net income (loss) per share—basic:	$0.01	$(0.05)
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$837	$(4,713)
Add: dividends declared on Series A, B & C preferred stock	—	—
Add: dividends declared on Series D preferred stock	—	—
Add: cumulative dividends on Series D preferred stock(2)	—	—
Add: mark-to-market adjustment on earnout liability(1)	—	—
Net income (loss) attributable to common and common equivalent shareholders	837	(4,713)
Denominator:
Weighted-average common stock outstanding	162,448	87,516
Series A, B & C preferred stock outstanding(2)	—	—
Series D preferred stock outstanding(2)	—	—
Stock options outstanding to purchase shares of common stock(2)	2,744	—
Contingently issuable shares(1)	—	—
Total common and common equivalent shares outstanding	165,192	87,516
Net income (loss) per share—diluted:	$0.01	$(0.05)

(1) Excluded from the computation of net income per share-diluted for the three months ended September 30, 2020, because the effect would have been anti-dilutive.

(2) Excluded from the computation of net loss per share-diluted for the three months ended September 30, 2019, because the effect would have been anti-dilutive.

The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following for the three months ended September 30:

(in thousands)	2020	2019
Series A, B & C preferred stock outstanding	—	12,071
Series D preferred stock outstanding	—	32,000
Stock options outstanding to purchase shares of common stock	—	5,972
Contingently issuable shares	551	—
Total	551	50,043

14.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home, which represent the three main types of insurance products sold by the Company. The Senior segment primarily sells senior Medicare-related health insurance, the Life segment primarily sells term life insurance and final expense policies, and the Auto & Home segment primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

The Company reports segment information based on how its chief operating decision maker (“CODM”) regularly reviews its operating results, allocates resources, and makes decisions regarding business operations. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

Costs of revenue, marketing and advertising, and technical development operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising, and technical development operating expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, marketing and advertising, technical development, and general and administrative operating costs and expenses, excluding depreciation and amortization expense; gain or loss on disposal of property, equipment, and software; share-based compensation expense; restructuring expenses; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment; therefore, assets by segment are not presented.

The following table presents information about the reportable segments for the three months ended September 30, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$73,199	$42,823	$9,538	$(1,391)		$124,169
Operating expenses	(64,297)	(32,346)	(5,922)	(9,518)	(1)	(112,083)
Other expenses, net	—	—	—	(21)		(21)
Adjusted EBITDA	$8,902	$10,477	$3,616	$(10,930)		12,065
Share-based compensation expense						(924)
Non-recurring expenses (2)						(438)
Fair value adjustments to contingent earnout obligations						(759)
Restructuring expenses						(21)
Depreciation and amortization						(3,347)
Loss on disposal of property, equipment, and software						(82)
Interest expense, net						(6,761)
Income tax benefit						1,104
Net income						$837

(1) Operating expenses in the Corp & Elims division primarily include $6.6 million in salaries and benefits for certain general, administrative, and IT related departments and $3.0 million in professional services fees.

(2) These expenses consist of non-restructuring severance expenses, costs related to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the three months ended September 30, 2019:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$27,584	$27,607	$10,052	$(76)		$65,167
Operating expenses	(29,523)	(21,789)	(7,562)	(5,413)	(1)	(64,287)
Other expenses, net	—	—	—	(13)		(13)
Adjusted EBITDA	$(1,939)	$5,818	$2,490	$(5,502)		867
Share-based compensation expense						(22)
Non-recurring expenses(2)						(832)
Restructuring expenses						2
Depreciation and amortization						(1,440)
Gain on disposal of property, equipment, and software						2
Interest expense						(705)
Income tax benefit						440
Net loss						$(1,688)

(1) Operating expenses in the Corp & Elims division primarily include $3.2 million in salaries and benefits for certain general, administrative, and IT related departments and $1.6 million in professional services fees.

(2) These expenses consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain former board members, non-restructuring severance expenses, and costs related to our IPO.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2020, two insurance carrier customers from Senior and one from Life, accounted for 20%, 15%, and 10% of total revenue, respectively. For the three months ended September 30, 2019, two insurance carrier customers from Senior and one from Life, accounted for 17%, 16%, and 11% of total revenue, respectively

15.RELATED-PARTY TRANSACTIONS

The Company purchases leads from InsideResponse which was previously owned in part by individuals who are related to one of the Company’s shareholders or are members of the Company's management. On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments) as set forth in the Merger Agreement. Refer to Note 2 to the consolidated financial statements for further details. Prior to the acquisition, the Company incurred $2.8 million in lead costs with InsideResponse for the three months ended September 30, 2019, which were recorded in marketing and advertising expense in the consolidated statement of comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our most recent Form 10-K.

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

We evaluate our business using the following three segments:

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug plan, dental, vision and hearing, and critical illness products. We represent approximately 15 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, and Aetna. MA and MS plans accounted for 70% of our approved Senior policies for the three months ended September 30, 2020 and 2019, respectively, with ancillary policies, including prescription drug and dental, vision and hearing ("DVH") plans, accounting for the majority of the remainder.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 1.75 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance and ancillary products including term life, guaranteed issue, final expense, accidental death, and juvenile insurance. We represent approximately 15 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term and permanent life products accounted for 48% and 81% of new premium within the Life segment for the three months ended September 30, 2020 and 2019, respectively, with final expense accounting for 50% and 17% for the three months ended September 30, 2020 and 2019, respectively.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 80% and 78% of new premium within the Auto & Home segment for the three months ended September 30, 2020 and 2019, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

The three months ended September 30 referenced throughout the commentary below refers to the first quarters of our fiscal years ending on June 30, 2021 and 2020.

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

The following table shows the number of submitted policies for the three months ended September 30:

	2020	2019
Medicare Advantage	47,991	20,851
Medicare Supplement	7,276	3,501
Dental, Vision and Hearing	20,042	9,925
Prescription Drug Plan	2,425	1,527
Other	1,883	669
Total	79,617	36,473

Total submitted policies increased by 118% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was driven primarily by a 130% increase in MA submitted policies and a 102% increase in dental, vision and hearing submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the three months ended September 30, 2020, we increased the number of average productive agents by 100% and increased the productivity per productive agent by 8% from the three months ended September 30, 2019. The increase in productivity was driven by improvements in agent close rates and enhancements to our agent workflow and desktop.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the three months ended September 30:

	2020	2019
Medicare Advantage	42,473	18,479
Medicare Supplement	6,325	2,626
Dental, Vision and Hearing	16,239	7,294
Prescription Drug Plan	2,632	1,502
Other	1,824	418
Total	69,493	30,319

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies increased by 129% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was driven primarily by a 130% increase in MA approved policies, 123% increase in dental, vision and hearing approved policies and a 141% increase in Medicare Supplement approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above, also resulted in the increase in approved policies compared to the three months ended September 30, 2019.

Lifetime Value of Commissions per Approved Policy

The lifetime value of commissions (the “LTV”) per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints. The LTV per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates constrained by a persistency-adjusted 10-year renewal period based on a combination of our historical experience and available insurance carrier historical experience to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The LTV per approved policy represents commissions only from policies sold during the period. That figure excludes renewals during the period from policies originally sold in a prior period with insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the LTV per approved policy for the three months ended September 30:

	2020	2019
Medicare Advantage	$1,168	$1,163
Medicare Supplement	1,274	1,275
Dental, Vision and Hearing	168	137
Prescription Drug Plan	240	264
Other	135	(91)

The LTV per Medicare Advantage and Medicare Supplement approved polices were flat for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Medicare Advantage's LTV was impacted by higher commission rates somewhat offset by lower MA persistency rates. Medicare Supplement's LTV was impacted by lower MS persistency rates offset by a carrier mix shift of policies to carriers that pay us higher commissions.

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

The Medicare Advantage and Medicare Supplement commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including dental, vision and hearing, prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, renewals from policies originally sold in a prior period with insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represent all of the operating expenses within the Senior segment. The Revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads which is included in marketing and advertising expense within the total operating expenses per MA/MS policy.

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

	Twelve Months Ended September 30,
(dollars per approved policy):	2020	2019
Medicare Advantage and Medicare Supplement approved policies	271,199	132,089
Medicare Advantage and Medicare Supplement commission per MA / MS policy	$1,282	$1,280
Other commission per MA/MS policy	48	65
Other per MA / MS policy	171	159
Total revenue per MA / MS policy	1,501	1,504
Total operating expenses per MA / MS policy	(924)	(850)
Adjusted EBITDA per MA / MS policy (1)	$577	$654
Adjusted EBITDA Margin per MA / MS policy (1)	38%	43%
Revenue / CAC multiple	3.5X	4.0X

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

Total revenue per policy was flat for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies, and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds, offset by higher advertising revenue associated with InsideResponse. Total cost per policy increased 9% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to an increase in our marketing and advertising expense consistent with our strategy to drive higher absolute Revenue and Adjusted EBITDA with slightly lower Adjusted EBITDA margin.

Life

Life premium represents the total premium value for all policies that were approved by the relevant insurance carrier partner and for which the policy document was sent to the policyholder and payment information was received by the relevant insurance carrier partner during the indicated period. Core premiums are for term life and permanent life insurance policies while ancillary premiums are for various products, other than final expense. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Life segment.

The following table shows core, final expense, and ancillary premiums for the three months ended September 30:

(in thousands):	2020	2019
Core Premiums	$18,565	$18,380
Final Expense Premiums	19,450	3,916
Ancillary Premiums	657	501

Total core premiums were up slightly for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. However, the number of policies sold declined 4%, which was offset by a 5% increase in the average premium per policy sold. Final expense premiums increased 397% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to a significant increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the three months ended September 30:

(in thousands):	2020	2019
Premiums	$16,900	$17,286

Total premiums decreased 2% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA. We define Adjusted EBITDA as income before interest expense, income tax expense, depreciation and amortization, and certain add-backs for non-cash or non-recurring expenses, including restructuring and share-based compensation expenses. The most directly comparable GAAP measure is net income. We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

The following tables reconcile Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended September 30, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$837
Share-based compensation expense					924
Non-recurring expenses (1)					438
Fair value adjustments to contingent earnout obligations					759
Restructuring expenses					21
Depreciation and amortization					3,347
Loss on disposal of property, equipment, and software					82
Interest expense, net					6,761
Income tax benefit					(1,104)
Adjusted EBITDA	$8,902	$10,477	$3,616	$(10,930)	$12,065

(1) These expenses consist of non-restructuring severance expenses, costs related to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Three Months Ended September 30, 2019

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(1,688)
Share-based compensation expense					22
Non-recurring expenses (1)					832
Restructuring expenses					(2)
Depreciation and amortization					1,440
Gain on disposal of property, equipment, and software					(2)
Interest expense					705
Income tax benefit					(440)
Adjusted EBITDA	$(1,939)	$5,818	$2,490	$(5,502)	$867

(1) These expenses consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain former board members, non-restructuring severance expenses, and costs related to our IPO.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the three months ended September 30:

(in thousands)	2020		2019
Revenue
Commission	$106,545	86%	$57,822	89%
Production bonus and other	17,624	14%	7,345	11%
Total revenue	124,169	100%	65,167	100%
Operating costs and expenses
Cost of revenue	51,045	41%	32,637	50%
Marketing and advertising	49,800	40%	26,101	40%
General and administrative	12,202	10%	5,126	8%
Technical development	3,848	3%	2,713	4%
Total operating costs and expenses	116,895	94%	66,577	102%
Income (loss) from operations	7,274	6%	(1,410)	(2)%
Interest expense, net	(6,761)	(5)%	(705)	(1)%
Other expenses, net	(780)	(1)%	(13)	—%
Loss before income tax benefit	(267)	—%	(2,128)	(3)%
Income tax benefit	(1,104)	(1)%	(440)	(1)%
Net income (loss)	$837	1%	$(1,688)	(3)%

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

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
Commission	$106,545	$48,723	84%	$57,822
Percentage of total revenue	86%			89%
Production bonus and other	17,624	10,279	140%	7,345
Percentage of total revenue	14%			11%
Total revenue	$124,169	$59,002	91%	$65,167

Commission revenue increased $48.7 million, or 84%, which included increases in Senior and Life commission revenues of $34.9 million and $15.0 million, respectively, offset by a slight decrease in Auto & Home commission revenue of $1.0 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 141% increase in Medicare Advantage commission revenue. Life’s $15.0 million revenue growth was driven by $14.1 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $10.3 million increase in production bonus and other revenue was primarily driven by $7.9 million of advertising revenue associated with InsideResponse and $1.6 million in marketing development funds received for Senior.

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

The following table presents our cost of revenue for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
Cost of revenue	$51,045	$18,408	56%	$32,637
Percentage of total revenue	41%			50%

Cost of revenue increased $18.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $15.6 million increase in compensation expense driven by the growth in the number of agents within the Senior segment and to a lesser extent the Life segment to support the sale of ancillary policies. The increase in headcount also drove increases in the allocations of $0.9 million for facilities, telecommunications, and software maintenance costs, and $1.2 million for licensing costs.

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

The following table presents our marketing and advertising expenses for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
Marketing and advertising	$49,800	$23,699	91%	$26,101
Percentage of total revenue	40%			40%

Marketing and advertising expenses increased $23.7 million, or 91%, for the three months ended September 30, 2020, primarily due to a $13.8 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $5.3 million in our Life segment driven by an increase in leads specifically for our final expense policies. Compensation costs related to our marketing personnel increased $5.4 million as we increased the number of people supporting our marketing organization to produce more leads.

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

The following table presents our general and administrative expenses for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
General and administrative	$12,202	$7,076	138%	$5,126
Percentage of total revenue	10%			8%

General and administrative expenses increased $7.1 million, or 138%, for the three months ended September 30, 2020, primarily due to $4.0 million in higher compensation costs due to growth in the number of general & administrative employees required to support the continued growth of our business and $2.0 million in higher professional fees and insurance premiums.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
Technical development	$3,848	$1,135	42%	$2,713
Percentage of total revenue	3%			4%

Technical development expenses increased $1.1 million, or 42% for the three months ended September 30, 2020, primarily due to a $1.5 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the company offset by a $0.6 million decrease in professional fees as we decreased our use of external application developers.

Interest Expense, Net

The following table presents our interest expense, net for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
Interest expense, net	$(6,761)	$(6,056)	859%	$(705)
Percentage of total revenue	(5)%			(1)%

Interest expense increased $6.1 million, or 859%, as a result of interest incurred on the Term Loan.

Income Tax Benefit

The following table presents our provision for income taxes for the three months ended September 30 and the dollar and percentage changes from the prior year:

(dollars in thousands)	2020	$	%	2019
Income tax benefit	$(1,104)	$(664)	151%	$(440)
Effective tax rate	413.5%			20.7%

For the three months ended September 30, 2020, we recorded a benefit for income taxes of $1.1 million, representing an effective tax rate of 413.5%, which was higher than the statutory federal rate primarily related to discrete items impacting the quarter. The effective tax rate for the three months ended September 30, 2019, was primarily impacted by state income taxes and non-deductible meals and entertainment expenses, partially offset by HPIP tax credits.

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

Costs of revenue, marketing and advertising and technical development operating costs and expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising and technical development operating costs and expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, marketing and advertising, technical development and general and administrative operating costs and expenses, excluding depreciation and amortization expense; loss on disposal of property, equipment, and software; share-based compensation expense; restructuring expenses; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment; therefore, assets by segment are not presented.

The following tables present information about the reportable segments for the periods presented:

Three Months Ended September 30, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$73,199	$42,823	$9,538	$(1,391)		$124,169
Operating expenses	(64,297)	(32,346)	(5,922)	(9,518)	(1)	(112,083)
Other expenses, net	—	—	—	(21)		(21)
Adjusted EBITDA	$8,902	$10,477	$3,616	$(10,930)		12,065
Share-based compensation expense						(924)
Non-recurring expenses(2)						(438)
Fair value adjustments to contingent earnout obligations						(759)
Restructuring expenses						(21)
Depreciation and amortization						(3,347)
Loss on disposal of property, equipment, and software						(82)
Interest expense, net						(6,761)
Income tax benefit						1,104
Net income						$837

(1) Operating expenses in the Corp & Elims division primarily include $6.6 million in salaries and benefits for certain general, administrative, and IT related departments and $3.0 million in professional services fees.

(2) These expenses consist of non-restructuring severance expenses, costs related to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Three Months Ended September 30, 2019

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$27,584	$27,607	$10,052	$(76)		$65,167
Operating expenses	(29,523)	(21,789)	(7,562)	(5,413)	(1)	(64,287)
Other expenses, net	—	—	—	(13)		(13)
Adjusted EBITDA	$(1,939)	$5,818	$2,490	$(5,502)		867

Share-based compensation expense						(22)
Non-recurring expenses(2)						(832)
Restructuring expenses						2
Depreciation and amortization						(1,440)
Gain on disposal of property, equipment, and software						2
Interest expense						(705)
Income tax benefit						440
Net loss						$(1,688)

(1) Operating expenses in the Corp & Elims division primarily include $3.2 million in salaries and benefits for certain general, administrative, and IT related departments and $1.6 million in professional services fees.

(2) These expenses consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain former board members, non-restructuring severance expenses, and costs related to our IPO.

The following table depicts the disaggregation of revenue by segment and product for the three months ended September 30:

(dollars in thousands)	2020	2019	$	%
Senior:
Commission revenue:
Medicare advantage	$48,731	$20,187	$28,544	141%
Medicare supplement	7,992	4,151	3,841	93%
Prescription drug plan	615	376	239	64%
Dental, vision, and health	2,723	1,001	1,722	172%
Other commission revenue	459	(52)	511	NM
Total commission revenue	60,520	25,663	34,857	136%
Production bonus and other revenue	12,679	1,921	10,758	560%
Total Senior revenue	73,199	27,584	45,615	165%
Life:
Commission revenue:
Term	19,376	18,584	792	4%
Final expense	17,637	3,493	14,144	405%
Ancillary	584	569	15	3%
Total commission revenue	37,597	22,646	14,951	66%
Production bonus and other revenue	5,226	4,961	265	5%
Total Life revenue	42,823	27,607	15,216	55%
Auto & Home:
Total commission revenue	8,613	9,589	(976)	(10)%
Production bonus and other revenue	925	463	462	100%
Total Auto & Home revenue	9,538	10,052	(514)	(5)%
Eliminations:
Total commission revenue	(185)	(76)	(109)	143%
Production bonus and other revenue	(1,206)	—	(1,206)	NM(1)
Total Elimination revenue	(1,391)	(76)	(1,315)	1730%
Total commission revenue	106,545	57,822	48,723	84%
Total production bonus and other revenue	17,624	7,345	10,279	140%
Total revenue	$124,169	$65,167	$59,002	91%

(1) Not meaningful

Revenue by Segment

Revenue from our Senior segment was $73.2 million for the three months ended September 30, 2020, a $45.6 million, or 165%, increase compared to revenue of $27.6 million for the three months ended September 30, 2019. The increase was primarily due to a $28.5 million, or 141%, increase in MA commission revenue, a $3.8 million, or 93%, increase in MS commission revenue, and a $7.9 million increase in advertising revenue.

Revenue from our Life segment was $42.8 million for the three months ended September 30, 2020, a $15.2 million, or 55%, increase compared to revenue of $27.6 million for the three months ended September 30, 2019. The increase was primarily due to a $14.1 million, or 405%, increase in final expense revenue which was the result of our focus on selling final expense policies.

Revenue from our Auto & Home segment was $9.5 million for the three months ended September 30, 2020, a $0.5 million, or 5%, decrease compared to revenue of $10.1 million for the three months ended September 30, 2019. The decrease was primarily due to a 2% decrease in premium sold.

Adjusted EBITDA by Segment

Adjusted EBITDA from our Senior segment was $8.9 million for the three months ended September 30, 2020, a $10.8 million, increase compared to Adjusted EBITDA of $(1.9) million for the three months ended September 30, 2019. The increase in Adjusted EBITDA was due to a $45.6 million increase in revenue partially offset by a $34.8 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $10.5 million for the three months ended September 30, 2020, a $4.7 million, or 80%, increase compared to Adjusted EBITDA of $5.8 million for the three months ended September 30, 2019. The increase in Adjusted EBITDA was primarily due to a $15.2 million increase in revenue partially offset by a $10.6 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for ancillary policies, most notably final expense policies.

Adjusted EBITDA from our Auto & Home segment was $3.6 million for the three months ended September 30, 2020, a $1.1 million, or 45%, increase compared to Adjusted EBITDA of $2.5 million for the three months ended September 30, 2019. The increase in Adjusted EBITDA was primarily due to a $1.6 million decrease in operating costs and expenses partially offset by a $0.5 million decrease in revenue. Revenue was negatively impacted by our shift of agents to 1) the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand and 2) the Life segment to sell final expense policies. Even with the slight decline in revenue, Adjusted EBITDA improved due to an increase in the mix of tenured agents who are more productive and have higher close rates.

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

As of September 30, 2020 and June 30, 2020, our cash, cash equivalents, and restricted cash totaled $347.4 million and $368.9 million, respectively. The following table presents a summary of our cash flows as of September 30:

(in thousands)	2020	2019
Net cash used in operating activities	$(9,345)	$(11,697)
Net cash used in investing activities	(4,215)	(4,281)
Net cash (used in) provided by financing activities	(7,938)	16,262

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

Three Months Ended September 30, 2020—Cash used in operating activities was $9.3 million, consisting of net income of $0.8 million and adjustments for non-cash items of $5.6 million, offset by cash used in operating assets and liabilities of $15.8 million. Adjustments for non-cash items primarily consisted of $3.3 million of depreciation and amortization related to additional fixed assets purchases and internally developed software in service, $0.9 million of share-based compensation expense, and $0.9 million of non-cash lease expense, partially offset by a decrease in deferred income taxes of $1.2 million. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $45.9 million in commissions receivable and decreases of $8.7 million in accounts payable and accrued expenses, partially offset by increases of $23.7 million in other liabilities, primarily $18.5 million from commission advances.

Three Months Ended September 30, 2019—Cash used in operating activities was $11.7 million, consisting of net loss of $1.7 million and adjustments for non-cash items of $1.0 million, offset by cash used in operating assets and liabilities of $11.0 million. Adjustments for non-cash items primarily consisted of $1.4 million of depreciation and amortization related to the additional fixed assets purchases and internally developed software in service, offset by $0.4 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $18.9 million in commissions receivable, partially offset by an increase of $4.9 million in accounts payable and accrued expenses, and a decrease of $3.5 million in accounts receivable.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion and capitalized salaries related to the development of internal-use software.

Three Months Ended September 30, 2020—Net cash used in investing activities of $4.2 million was due to $2.8 million of purchases of property and equipment and $1.6 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Three Months Ended September 30, 2019—Net cash used in investing activities of $4.3 million was due to $3.0 million of purchases of property and equipment and $1.3 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Financing Activities

Our financing activities primarily consist of net proceeds from the revolving line of credit, non-recourse debt, and common stock options exercised along with dividend payments to stockholders.

Three Months Ended September 30, 2020—Net cash used in financing activities of $7.9 million was primarily due to $3.9 million of costs incurred in the IPO, $1.8 million of costs incurred in connection with our private placement, and $2.5 million in payments for withholding taxes related to net share settlements of employee stock option awards, partially offset by $0.3 million of proceeds from common stock exercises.

Three Months Ended September 30, 2019—Net cash provided by financing activities of $16.3 million was due to $11.7 million in net proceeds from our revolving line of credit and $4.6 million gross proceeds from other debt incurred related to a receivables financing arrangement, which was subsequently terminated on June 8, 2020.

Senior Secured Credit Facilities

On November 5, 2019, the Company entered into a new credit agreement with UMB as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the Senior Secured Credit Facility. See Note 8 to the consolidated financial statements for further details. There were no amounts drawn under the Revolving Credit Facility as of September 30, 2020. As of September 30, 2020, there was $325.0 million outstanding under the Term Loan.

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

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are primarily exposed to the market risk associated with unfavorable movements in interest rates. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on Form 10-K for the year ended June 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the SEC on September 10, 2020. Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the SEC, including those under the heading “Risk Factors.” Realization of any of these risks could have a material adverse effect on our business financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SelectQuote, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTQUOTE, INC.
November 6, 2020	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Raffaele Sadun
Name: Raffaele Sadun
Title: Chief Financial Officer