Form 10-Q
period 2020-12-31
SelectQuote, Inc.
filed 2021-02-08
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

The registrant had outstanding 162,891,388 shares of common stock as of January 31, 2021.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2020	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209,739	$321,065
Restricted cash	36,168	47,805
Accounts receivable	146,989	83,634
Commissions receivable-current	76,265	51,209
Other current assets	7,383	10,121
Total current assets	476,544	513,834
COMMISSIONS RECEIVABLE—Net	655,828	461,752
PROPERTY AND EQUIPMENT—Net	24,512	22,150
SOFTWARE—Net	10,085	8,399
OPERATING LEASE RIGHT-OF-USE ASSETS	29,182	—
INTANGIBLE ASSETS—Net	18,015	19,673
GOODWILL	46,456	46,577
OTHER ASSETS	1,427	1,408
TOTAL ASSETS	$1,262,049	$1,073,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,420	$22,891
Accrued expenses	15,535	14,936
Accrued compensation and benefits	35,067	22,228
Earnout liability	31,966	30,812
Operating lease liabilities—current	5,093	—
Other current liabilities	20,938	4,944
Total current liabilities	141,019	95,811
DEBT	313,336	311,814
DEFERRED INCOME TAXES	131,121	105,844
OPERATING LEASE LIABILITIES	36,958	—
OTHER LIABILITIES	5,480	14,635
Total liabilities	627,914	528,104
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,628	1,622
Additional paid-in capital	545,441	548,113
Retained earnings (accumulated deficit)	88,461	(2,792)
Accumulated other comprehensive loss	(1,395)	(1,254)
Total shareholders’ equity	634,135	545,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,262,049	$1,073,793
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
REVENUE:
Commission	$320,974	$158,650	$427,519	$216,472
Production bonus and other	37,300	17,647	54,924	24,992
Total revenue	358,274	176,297	482,443	241,464
OPERATING COSTS AND EXPENSES:
Cost of revenue	84,121	50,484	135,166	83,121
Marketing and advertising	132,206	50,871	182,006	76,972
General and administrative	13,043	13,997	25,245	19,123
Technical development	4,750	3,510	8,598	6,223
Total operating costs and expenses	234,120	118,862	351,015	185,439
INCOME FROM OPERATIONS	124,154	57,435	131,428	56,025
INTEREST EXPENSE, NET	(6,782)	(6,178)	(13,543)	(6,883)
OTHER EXPENSES, NET	(416)	(3)	(1,196)	(16)
INCOME BEFORE INCOME TAX EXPENSE	116,956	51,254	116,689	49,126
INCOME TAX EXPENSE	26,540	12,184	25,436	11,744
NET INCOME	$90,416	$39,070	$91,253	$37,382

NET INCOME (LOSS) PER SHARE:
Basic	$0.56	$(0.56)	$0.56	$(0.62)
Diluted	$0.55	$(0.56)	$0.55	$(0.62)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	162,645	90,374	162,546	88,945
Diluted	165,563	90,374	165,377	88,945

OTHER COMPREHENSIVE GAIN (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	116	—	(141)	—
OTHER COMPREHENSIVE GAIN (LOSS)	116	—	(141)	—
COMPREHENSIVE INCOME	$90,532	$39,070	$91,112	$37,382
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2020	162,507	$1,625	$546,815	$(1,955)	$(1,511)	$544,974
Net income	—	—	—	90,416	—	90,416
Loss on cash flow hedge, net of tax	—	—	—	—	—	—
Amount reclassified into earnings, net tax	—	—	—	—	116	116
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	267	3	(2,710)	—	—	(2,707)
Share-based compensation expense	—	—	1,336	—	—	1,336
BALANCES-December 31, 2020	162,774	$1,628	$545,441	$88,461	$(1,395)	$634,135

Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2019	91,967	$920	$140,072	$198,758	$(77,275)	$262,475
Net income	—	—	—	39,070	—	39,070
Exercise of employee stock options	3,303	33	3,100	—	—	3,133
Share-based compensation expense	—	—	9,241	—	—	9,241
Dividends paid(1)	—	—	—	(207,341)	—	(207,341)
Dividends paid on unexercised stock options	—	—	(9,221)	—	—	(9,221)
Return of capital	—	—	(58,438)	—	—	(58,438)
BALANCES-December 31, 2019	95,270	$953	$84,754	$30,487	$(77,275)	$38,919
(1) Dividends paid for common stock and unexercised stock options were $1.96 per share and $15.66 per share for preferred series A-D. Refer to Note 8 to the condensed consolidated financial statements for further details.

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(2,792)	$(1,254)	$545,689
Net income	—	—	—	91,253	—	91,253
Loss on cash flow hedge, net of tax	—	—	—	—	(375)	(375)
Amount reclassified into earnings, net tax	—	—	—	—	234	234
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	583	6	(4,912)	—	—	(4,906)
Share-based compensation expense	—	—	2,240	—	—	2,240
BALANCES-December 31, 2020	162,774	$1,628	$545,441	$88,461	$(1,395)	$634,135

Six Months Ended December 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2019	90,619	$906	$138,378	$200,446	$(77,275)	$262,455
Net income	—	—	—	37,382	—	37,382
Exercise of employee stock options	4,651	47	4,772	—	—	4,819
Share-based compensation expense	—	—	9,263	—	—	9,263
Dividends paid(1)	—	—	—	(207,341)	—	(207,341)
Dividends paid on unexercised stock options	—	—	(9,221)	—	—	(9,221)
Return of capital	—	—	(58,438)	—	—	(58,438)
BALANCES-December 31, 2019	95,270	$953	$84,754	$30,487	$(77,275)	$38,919
(1) Dividends paid per share, including common shares and series A-D, were $15.66 per share during the year ended six months ended December 31, 2019. Refer to Note 8 to the condensed consolidated financial statements for further details.

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,253	$37,382
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	6,937	3,168
Loss (gain) on disposal of property, equipment, and software	162	(2)
Share-based compensation expense	2,259	9,263
Deferred income taxes	25,321	11,759
Amortization of debt issuance costs and debt discount	1,644	592
Fair value adjustments to contingent earnout obligations	1,153	—
Non-cash lease expense	1,887	—
Changes in operating assets and liabilities:
Accounts receivable	(63,355)	(13,050)
Commissions receivable	(219,132)	(110,792)
Other assets	1,906	856
Accounts payable and accrued expenses	15,692	4,985
Operating lease liabilities	(1,245)	—
Other liabilities	32,371	5,237
Net cash used in operating activities	(103,147)	(50,602)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,768)	(5,499)
Proceeds from sales of property and equipment	—	3
Purchases of software and capitalized software development costs	(3,449)	(2,434)
Acquisition of business	121	—
Net cash used in investing activities	(9,096)	(7,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	83,602
Payments on revolving line of credit	—	(91,778)
Net proceeds from Term Loan	—	416,500
Proceeds from other debt	—	8,425
Payments on other debt	(108)	(1,440)
Proceeds from common stock option exercises	391	4,819
Cash dividends paid	—	(275,000)
Payments of tax withholdings related to net share settlement of equity awards	(5,320)	—
Payments of debt issuance costs	—	(7,694)
Payments of costs incurred in connection with private placement	(1,771)	—
Payments of costs incurred in connection with initial public offering	(3,911)	(1,603)
Net cash (used in) provided by financing activities	(10,719)	135,831
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(122,962)	77,299
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	368,869	570
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$245,907	$77,869

Reconciliation to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	209,739	14,987
Restricted cash	36,168	62,882
Total cash, cash equivalents, and restricted cash	$245,907	$77,869
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(11,953)	$(6,067)
Payments of income taxes, net	(86)	(38)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. and its subsidiaries (the “Company” or “SelectQuote”) contract with numerous insurance carriers to sell senior health (“Senior”), life (“Life”), and auto and home insurance (“Auto & Home”) policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. Senior sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related policies. Life sells term and permanent life insurance policies (together referred to as "core") and final expense policies, along with other ancillary products. Auto & Home primarily sells non-commercial auto & home property and casualty insurance policies. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and when the underlying policyholder renews their policy in subsequent years (“renewal”). Additionally, the Company receives certain volume-based bonuses from some carriers on first-year policies sold, which are referred to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, and InsideResponse, LLC ("InsideResponse"). The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2020, and include all adjustments necessary for the fair presentation of our financial position for the periods presented, the results of which are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2021, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2020. Results of operations were not materially impacted by the COVID-19 pandemic, but the Company is continuously assessing the evolving situation related to the pandemic.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, commissions receivable, valuation of intangible assets and goodwill, share-based compensation expense, and the provision for income taxes. The impact of changes in estimates is recorded in the period in which they become known.

Seasonality—Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year during the Medicare annual enrollment period (“AEP”) in October through December and are allowed to switch plans from an existing plan during the open enrollment period (“OEP”) in January through March each year. As a result, the Company’s Senior segment’s commission revenue is highest in the second quarter during AEP and to a lesser extent, the third quarter during OEP.

Significant Accounting Policies—With the exception of the adoption of recent accounting pronouncements, there have been no material changes to the Company’s significant accounting policies as described in our Annual Report on Form 10-K for the year ended June 30, 2020.

Adoption of New Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which has been clarified and amended by various subsequent updates. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the condensed consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In accordance with the guidance of Topic 842, leases are classified as finance or operating leases, and both types of leases are recognized on the condensed consolidated balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous guidance. The new guidance requires certain expanded qualitative disclosures and specific quantitative disclosures in order to provide users of financial statements enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.

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

As a result of adopting this standard, on July 1, 2020, the Company recorded lease liabilities of $41.3 million and right-of-use assets of $29.7 million, which includes reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated statement of comprehensive income or the condensed consolidated statement of cash flows. The Company has included expanded disclosures on the condensed consolidated balance sheets and in Note 7 to the condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU amends the subsequent measurement of goodwill whereby Step 2 from the goodwill impairment test is eliminated. As a result, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The standard was adopted and applied prospectively by the Company as of July 1, 2020, but it did not have an impact on the Company's condensed consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendment affects contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. As an emerging growth company, the standard is effective for the Company beginning in fiscal years starting after December 15, 2022, and interim periods within those fiscal years; however, early adoption is permitted. The Company is currently evaluating the impact to its condensed consolidated financial statements and related disclosures but does not expect this ASU to have a material impact.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard becomes effective for the Company on July 1, 2022, and for interim periods beginning July 1, 2023, with early adoption permitted. The Company is currently evaluating the impact to its condensed consolidated financial statements and related disclosures but does not expect this ASU to have a material impact.

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

InsideResponse, LLC—On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price is comprised of $32.7 million, which was paid in cash at the closing of the transaction and an earnout of up to $32.3 million. InsideResponse is an online marketing consulting firm the Company purchases leads from (refer to Note 15 to the condensed consolidated financial statements for related party information).

Under the terms of the Merger Agreement, total consideration in the acquisition consisted of the following as of the acquisition date:

(in thousands)
Base purchase price	$32,700
Fair value of earnout	30,437
Net working capital true-up(1)	3,527
Closing cash	904
Closing indebtedness	(476)
Total purchase consideration	$67,092
(1) The Company recorded a $0.1 million measurement period adjustment to the carrying amount of goodwill related to the net working capital true-up for the six months ended December 31, 2020.

The earnout will be paid in cash no later than 15 days after the accountant-reviewed stand-alone financial statements of InsideResponse, as of and for the period ending December 31, 2020, are finalized. The earnout is contingent upon the achievement of certain gross profit targets for InsideResponse in calendar year 2020, as set forth in the Merger Agreement, which provides for a range of possible payouts of up to $32.3 million. This assumes the minimum gross profit target of $12.3 million is reached, as otherwise there will be no consideration payout. As of the acquisition date, May 1, 2020, the fair value of the earnout liability was $30.4 million recorded as a current liability on the condensed consolidated balance sheet. Per the valuation, the earnout was discounted back to the valuation date at a counterparty risk adjusted rate of 5.00% which is designed to represent the Company’s incremental borrowing cost. As of December 31, 2020, the Company determined that InsideResponse had achieved the maximum gross profit target for calendar year 2020; therefore, the maximum fair market value of the earnout has been accrued. As a result, the Company recorded $0.4 million and $1.2 million in other expenses, net in the condensed consolidated statement of comprehensive income as an adjustment to the fair market value of the earnout liability during the three and six months ended December 31, 2020, respectively. Furthermore, each period until the February 2021 payout, the Company will accrete the earnout liability so that the fully expected earnout will be accrued as of the payout date. Changes in this measure have been recorded in the Company’s condensed consolidated statements of cash flows as a noncash reconciling item in the reconciliation of net income to net cash flows from operating activities.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

Recent Acquisition—On February 1, 2021, the Company acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), as set forth in the Asset Purchase Agreement dated February 1, 2021. The purchase price is comprised of $30.0 million, of which $24.0 million was paid in cash at the closing of the transaction with an additional $6.0 million of holdback for indemnification claims, and an earnout of up to $3.5 million.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	December 31, 2020	June 30, 2020
Computer hardware	$14,135	$9,829
Equipment(1)	2,333	2,443
Leasehold improvements	19,381	17,692
Furniture and fixtures	5,173	5,259
Work in progress	67	1,267
Total	41,089	36,490
Less accumulated depreciation	(16,577)	(14,340)
Property and equipment—net	$24,512	$22,150
(1) Includes financing lease right-of-use assets.

Work in progress as of December 31, 2020 and June 30, 2020, primarily represents tenant improvements not yet put into service and are not yet being depreciated. Depreciation expenses for the three months ended December 31, 2020 and 2019, were $2.0 million and $1.3 million, respectively, and $3.6 million and $2.4 million for the six months ended December 31, 2020 and 2019, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	December 31, 2020	June 30, 2020
Software	$13,003	$10,999
Work in progress	2,640	1,922
Total	15,643	12,921
Less accumulated amortization	(5,558)	(4,522)
Software—net	$10,085	$8,399

Work in progress as of December 31, 2020 and June 30, 2020, primarily represents costs incurred for software not yet put into service and are not yet being depreciated. For the three months ended December 31, 2020 and 2019, the Company capitalized internal-use software and website development costs of $1.6 million and $1.2 million, respectively, and recorded amortization expense of $0.8 million and $0.4 million, respectively. For the six months ended December 31, 2020 and 2019, the Company capitalized internal-use software and website development costs of $3.2 million and $2.4 million, respectively, and recorded amortization expense of $1.7 million and $0.7 million, respectively

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisition of the controlling interest in Auto & Home in August 2012 as well as from the May 2020 acquisition of InsideResponse. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three and six months ended December 31, 2020 and 2019, there were no such indicators.

Goodwill—In August 2012, the Company acquired the remaining interest in Auto & Home and recorded goodwill as the excess of the total consideration transferred plus the acquisition-date fair value of the previously held equity interest over the fair values of the identifiable net assets acquired. Further, in May 2020, the Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired from InsideResponse. There were no goodwill impairment charges recorded during the three and six months ended December 31, 2020 and 2019.

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

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below (dollars in thousands, useful life in years):

	December 31, 2020				June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships-Auto & Home	$853	$(699)	$154		$853	$(680)	$173
InsideResponse
Trade Name	2,680	(357)	2,323		2,680	(88)	2,592
Proprietary Software-5 year	780	(104)	676		780	(26)	754
Proprietary Software-2 year	262	(88)	174		262	(22)	240
Non-compete agreements	192	(43)	149		192	(16)	176
Customer relationships	16,069	(1,530)	14,539		16,069	(331)	15,738
Total intangible assets	$20,836	$(2,821)	$18,015	5.9	$20,836	$(1,163)	$19,673	6.4

Total indefinite-lived assets
Goodwill-Auto & Home	$5,364		$5,364		$5,364		$5,364
Goodwill-Senior	41,092		41,092		41,213		41,213
Total goodwill	$46,456		$46,456		$46,577		$46,577

For the three months ended December 31, 2020 and 2019, amortization expense related to intangible assets totaled $0.8 million and less than $0.1 million, respectively, and $1.7 million and less than $0.1 million for the six months ended December 31, 2020 and 2019, respectively.

Changes in the carrying amount of goodwill for the six months ended December 31, 2020, are as follows (in thousands):

Balance, June 30, 2020	$46,577
Measurement period adjustments(1)	(121)
Balance, December 31, 2020	$46,456
(1) Represents measurement period adjustments related to the InsideResponse acquisition (refer to Note 2 to the condensed consolidated financial statements for further details).

As of December 31, 2020, expected amortization expense in future periods were as follows (in thousands):

	Customer Relationships-Auto & Home	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder fiscal 2021	$19	$268	$144	$32	$1,148	$1,611
2022	32	536	265	64	2,296	3,193
2023	28	536	156	53	2,296	3,069
2024	23	536	156	—	2,296	3,011
2025	20	447	129	—	2,296	2,892
Thereafter	32	—	—	—	4,207	4,239
Total	$154	$2,323	$850	$149	$14,539	$18,015

6.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to hedge against the interest rate risk associated with its variable rate debt as a result of the Company's exposure to fluctuations in interest rates associated with a senior secured term loan facility in an aggregate principal amount of $425.0 million with a syndicate of lenders led by Morgan Stanley as the administrator for the lending group (the “Term Loan”). To accomplish this hedging strategy, the Company enters into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable interest rate payments are tied. To qualify for hedge accounting, the Company documents and assesses effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps are recorded on our condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings as an offset to interest expense in the same period that the hedged items affect earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

We entered into a USD floored interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020, wherein the Company has exchanged a floating rate of interest of LIBOR (subject to a 1% floor) plus 6.00% on the notional amount of $325.0 million of the Company’s $425.0 million Term Loan (currently recorded in long term debt on the condensed consolidated balance sheets) for a fixed rate payment of 6.00% plus 1.188%. The derivative hedges the entire notional amount of $325 million priced at USD-LIBOR-BBA 1-month, and the interest rate swap terminates on November 5, 2024.

The interest rate swap qualifies for cash flow hedge accounting as it was determined to be highly effective at inception and it continued to remain effective as of December 31, 2020. The Company did not record any ineffectiveness related to the interest rate swap.

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

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2020		June 30, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other current liabilities	$(1,853)	Other current liabilities	$(1,669)

The following table presents the unrealized losses deferred to accumulated other comprehensive loss resulting from the Company’s derivative instruments designated as cash flow hedging instruments for the periods presented:

(in thousands)	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Unrealized loss, before taxes	$—	$(498)
Income tax benefit	—	123
Unrealized loss, net of taxes	$—	$(375)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments for the periods presented:

(in thousands)	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Interest expense	$155	$311
Income tax benefit	(39)	(77)
Net reclassification into earnings	$116	$234

Amounts included in accumulated other comprehensive loss are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss:

(in thousands)	Derivative Instruments
Balance at June 30, 2020	$(1,254)
Unrealized losses, net of related tax benefit of $0.1 million	(375)
Amount reclassified into earnings, net of related taxes of $0.1 million	234
Balance at December 31, 2020	$(1,395)

As of December 31, 2020, the Company estimates that $0.6 million will be reclassified into interest expense during the next twelve months.

7.LEASES

The Company has entered into various lease agreements for office space and other equipment as lessee. At contract inception, the Company determines that a contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. If a contract contains a lease, the Company recognizes a right-of-use asset and a lease liability on the condensed consolidated balance sheet at lease commencement. The Company has elected a practical expedient to make an accounting policy not to record short-term leases on the condensed consolidated balance sheet, defined as leases with an initial term of 12 months or less that do not contain purchase options that the lessee is reasonably certain to elect.

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

The Company has entered into noncancelable agreements to sublease portions of its office facilities to unrelated third parties. Sublease rental income is recorded as a reduction of rent expense in the accompanying condensed consolidated statements of comprehensive income. Sublease rental income was $0.2 million for each of the three and six months ended December 31, 2020.

Operating lease expense was $2.0 million and $3.9 million for the three and six months ended December 31, 2020, respectively, recorded in general and administrative operating costs and expenses in the condensed consolidated statements of comprehensive income.

As of December 31, 2020, the Company has entered into an additional lease for office space that has not yet commenced with undiscounted future payment obligations of approximately $2.8 million. The lease is expected to commence in calendar year 2021.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of December 31, 2020:

(in thousands)	Balance Sheet Classification	Amount
Assets
Operating leases	Operating lease right-of-use assets	$29,182
Finance leases	Property and equipment - net	101
Total lease right-of-use assets		29,283

Liabilities
Current
Operating leases	Operating lease liabilities - current	5,093
Finance leases	Other current liabilities	122
Non-current
Operating leases	Operating lease liabilities	36,958
Finance leases	Other liabilities	33
Total lease liabilities		$42,206

Lease Costs—The components of lease costs were as follows for the periods presented:

(in thousands)	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Finance lease costs(1)	$58	$125
Operating lease costs(2)	1,952	3,879
Short-term lease costs	58	125
Variable lease costs(3)	449	714
Sublease income	(170)	(235)
Total net lease costs	$2,347	$4,608
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating costs and expenses and interest expense, net in the condensed consolidated statements of comprehensive income.

(2) Recorded in operating costs and expenses in the condensed consolidated statements of comprehensive income.

(3) Variable lease costs not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate. Primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the condensed consolidated statements of comprehensive income.

Supplemental Information—Supplemental information related to leases was as follows as of and for the six months ended December 31, 2020:

(in thousands)	Operating Leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$2,705	$5	$2,710
Financing cash flows from leases	—	129	129
Right-of-use assets obtained in exchange for new lease liabilities	$1,495	$—	$1,495

	Operating Leases	Finance leases
Weighted-average remaining lease term (in years)	7.31	1.04
Weighted-average discount rate	9.64%	4.63%

Maturities of Lease Liabilities—As of December 31, 2020, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder of 2021	$4,485	$93	$4,578
2022	8,493	59	8,552
2023	7,936	5	7,941
2024	8,298	—	8,298
2025	8,294	—	8,294
2026	5,997	—	5,997
Thereafter	15,066	—	15,066
Total undiscounted lease payments	58,569	157	58,726
Less: interest	16,518	2	16,520
Present value of lease liabilities	$42,051	$155	$42,206

The following table summarizes the future annual minimum lease obligations under non-cancelable operating leases at June 30, 2020, under the previous lease accounting standard ASC 840, Leases (in thousands):

2021	$8,781
2022	8,497
2023	7,991
2024	8,353
2025	8,306
Thereafter	21,262
Total minimum lease payments	$63,190

8.DEBT

Credit Agreement and Senior Secured Credit Facility— Debt consisted of the following:

(in thousands)	December 31, 2020	June 30, 2020
Term Loan (effective interest rate of 7.2%)	$325,000	$325,000
Unamortized debt issuance costs on Term Loan	(5,148)	(5,819)
Unamortized debt discount on Term Loan	(6,516)	(7,367)
Total debt	$313,336	$311,814

On November 5, 2019, the Company entered into a new credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. (“Morgan Stanley”) as a lender and the administrative agent for a syndicate of lenders party to the agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for (1) a secured revolving loan facility with UMB in an aggregate principal amount of up to $75.0 million (the “Revolving Credit Facility”) and (2) the Term Loan. The outstanding balance under the prior credit agreement with UMB was rolled into the Revolving Credit Facility and will continue to be used for general working capital purposes as needed. The proceeds of the Term Loan were used (i) to finance a distribution in November 2019 to all holders of the Company’s common and preferred stock as well as holders of stock options in an aggregate amount of $275.0 million (the “Distribution”), (ii) to fund cash to the balance sheet in an aggregate amount of $68.0 million, equal to the first two years of interest-only payments due in respect of the Term Loan, (iii) to pay the debt issuance costs incurred for the Senior Secured Credit Facility, and (iv) for general corporate purposes. The Senior Secured Credit Facility contains customary events of default and an asset coverage ratio covenant. As of December 31, 2020, the Company was in compliance with all of the covenants. The Company has granted a security interest in all of the Company’s assets as collateral.

The Company paid $8.5 million to the lenders of the Term Loan as an original issue discount which was recorded as a reduction to the carrying amount of the Term Loan in debt in the condensed consolidated balance sheets as of December 31, 2020 and June 30, 2020. The debt discount is being amortized through interest expense on a straight-line basis over the five-year life of the Senior Secured Credit Facility. As of December 31, 2020, the balance of the unamortized debt discount in debt in the condensed consolidated balance sheet was $6.5 million.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option. The Term Loan bears interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR plus 6.0% or (b) a base rate plus 5.0%, at the Company’s option. The Company’s risk management strategy includes entering into interest rate swap agreements from time to time to protect against unfavorable interest rate changes relating to forecasted debt transactions. Refer to Note 6 to the condensed consolidated financial statements for further details.

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

Amortization of debt financing costs was $0.8 million and $0.6 million during the three months ended December 31, 2020 and 2019, respectively, and $1.6 million and $0.6 million during the six months ended December 31, 2020 and 2019, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.

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

10.SHAREHOLDERS' EQUITY

Common Stock—As of December 31, 2020, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan ("ESPP")	1,400,000
Stock awards outstanding under 2020 Plan	1,914,953
Stock awards available for grant under 2020 Plan	7,685,047
Options outstanding under 2003 Plan	2,843,851
Options available for grant under 2003 Plan	—
Total	13,843,851

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the "2003 Stock Plan") and the 2020 Omnibus Incentive Plan (the "2020 Stock Plan") (collectively, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the IPO, which provides for the grant of incentive stock options (“ISO's”), nonstatutory stock options (“NSO's”), stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSU's"), performance-based cash awards ("PSU's"), and other forms of equity compensation (collectively, “stock awards”). All awards may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates except for ISO's, which can only be granted to current employees of the Company.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation included in general and administrative expense in our condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Share-based compensation related to:
Equity classified stock options	$455	$9,241	$818	$9,263
Equity classified RSU's	545	—	960	—
Equity classified PSU's	194	—	322	—
Total share-based compensation	$1,194	$9,241	$2,100	$9,263

Stock Options—The fair value of each option (for purposes of calculation of share-based compensation) was estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses assumptions determined at the date of grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the number of options that will ultimately not complete their vesting requirements ("forfeitures"), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term ("risk-free interest rate"), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments ("dividend yield"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the condensed consolidated statements of comprehensive income.

The Company used the following weighted-average assumptions for the stock options granted during the six months ended December 31, 2020. There were no stock options granted during the six months ended December 31, 2019.

2020
Volatility	25.0%
Risk-free interest rate	0.4%
Dividend yield	—%
Assumed forfeitures	—%
Expected lives (in years)	6.24
Weighted-average fair value (per share)	$4.86

The following table summarizes stock option activity under the Stock Plans for the six months ended December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2020	4,067,417	$2.69
Options granted	1,022,109	19.17
Options exercised	(862,566)	0.88
Options forfeited/expired/cancelled	(1,720)	17.89
Outstanding—December 31, 2020	4,225,240	$7.03	5.90	$58,332
Vested and exercisable—December 31, 2020	2,619,955	$0.93	3.82	$51,916

As of December 31, 2020, there was $5.9 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.33 years.

The Company received cash of $0.1 million and $3.2 million in connection with stock options exercised, net of cashless exercises, during the three months ended December 31, 2020 and 2019, respectively, and $0.4 million and $4.8 million in connection with stock options exercised, net of cashless exercises, during the six months ended December 31, 2020 and 2019, respectively.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2020. There were no RSU's granted during the six months ended December 31, 2019.

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	150,000	$20.00
Granted	252,063	18.50
Vested	—	—
Cancelled	(873)	17.89
Unvested as of December 31, 2020	401,190	$19.06

As of December 31, 2020, there was $6.6 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.91 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2020. There were no PSU's granted during the six months ended December 31, 2019.

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	—	$—
Granted	132,374	17.92
Vested	—	—
Cancelled	—	—
Unvested as of December 31, 2020	132,374	$17.92

As of December 31, 2020, there was $2.1 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.66 years.

ESPP— The first six-month offering period of the ESPP commenced as of October 1, 2020, and will expire on March 31, 2021. The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. As of December 31, 2020, the Company has not issued any shares through the ESPP and recorded share-based compensation expense of $0.1 million as the ESPP was determined to be a compensatory plan.

11.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Senior:
Commission revenue:
Medicare advantage	$263,975	$113,955	$312,705	$134,142
Medicare supplement	12,743	9,303	20,735	13,453
Prescription drug plan	1,102	1,659	1,717	2,036
Dental, vision, and health	5,647	2,223	8,370	3,224
Other commission revenue	743	211	1,203	159
Total commission revenue	284,210	127,351	344,730	153,014
Production bonus and other revenue	31,300	11,524	43,979	13,444
Total Senior revenue	315,510	138,875	388,709	166,458
Life:
Commission revenue:
Core	19,791	19,119	39,167	37,703
Final expense	10,297	3,391	27,934	6,885
Ancillary	465	686	1,049	1,254
Total commission revenue	30,553	23,196	68,150	45,842
Production bonus and other revenue	5,822	5,784	11,048	10,745
Total Life revenue	36,375	28,980	79,198	56,587
Auto & Home:
Total commission revenue	6,491	8,227	15,104	17,816
Production bonus and other revenue	750	339	1,675	803
Total Auto & Home revenue	7,241	8,566	16,779	18,619
Eliminations:
Total commission revenue	(280)	(124)	(465)	(200)
Production bonus and other revenue	(572)	—	(1,778)	—
Total Elimination revenue	(852)	(124)	(2,243)	(200)
Total commission revenue	320,974	158,650	427,519	216,472
Total production bonus and other revenue	37,300	17,647	54,924	24,992
Total revenue	$358,274	$176,297	$482,443	$241,464

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the condensed consolidated balance sheets. As there is no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, a separate roll forward other than what is shown on the condensed consolidated balance sheets is not relevant. Cumulative revenue catch-up adjustments related to changes in the estimates of transaction prices were not material for the three and six months ended December 31, 2020 and 2019.

Production Bonuses and Other—During the six months ended December 31, 2020, the Company received advance payments of fiscal year 2021 marketing development funds, which will be amortized over the course of the year based on policies sold. As of December 31, 2020, there was an unamortized balance remaining of $17.3 million recorded in other current liabilities in the condensed consolidated balance sheet.

12.INCOME TAXES

For the three months ended December 31, 2020 and 2019, the Company recognized income tax expense of $26.5 million and $12.2 million, respectively, representing an effective tax rate of 22.7% and 23.8%, respectively. The differences from the Company’s federal statutory tax rate to the effective tax rate for the three months ended December 31, 2020, were related to state income taxes, partially offset by state tax credits such as the Kansas High Performance Incentive Program (“HPIP”) and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from the Company’s federal statutory tax rate to the effective tax rate for the three months ended December 31, 2019, were primarily related to state income taxes, partially offset by state tax credits such as HPIP.

For the six months ended December 31, 2020 and 2019, the Company recognized income tax expense of $25.4 million and $11.7 million, respectively, representing an effective tax rate of 21.8% and 23.9%, respectively. The differences from the Company’s federal statutory tax rate to the effective tax rate for the six months ended December 31, 2020, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from the Company’s federal statutory tax rate to the effective tax rate for the six months ended December 31, 2019, were primarily related to state income taxes, partially offset by state tax credits such as HPIP.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of December 31, 2020, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue recognition for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of December 31, 2020, and will continue to evaluate in the future as circumstances may change.

13.NET INCOME (LOSS) PER SHARE

The Company calculates net income per share as defined by ASC Topic 260, “Earnings per Share”. Basic net income per share (“Basic EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Net income attributable to common shareholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net income. Diluted net income per share (“Diluted EPS”) is computed by dividing net income attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include the conversion of the preferred stock on an 8:1 ratio, as the rights and privileges dictate as such, common shares issuable upon the exercise of outstanding employee stock options, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the preferred stock and the treasury stock method for employee stock options and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares. The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Basic:
Numerator:
Net income	$90,416	$39,070	$91,253	$37,382
Less: dividends declared on Series A, B, C & D preferred stock	—	(86,302)	—	(86,302)
Less: cumulative dividends on Series D preferred stock	—	(3,024)	—	(6,049)
Net income (loss) attributable to common shareholders	90,416	(50,256)	91,253	(54,969)
Denominator:
Weighted-average common stock outstanding	162,645	90,374	162,546	88,945
Net income (loss) per share—basic:	$0.56	$(0.56)	$0.56	$(0.62)
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$90,416	$(50,256)	$91,253	$(54,969)
Add: dividends declared on Series A, B & C preferred stock(1)	—	—	—	—
Add: dividends declared on Series D preferred stock(1)	—	—	—	—
Add: cumulative dividends on Series D preferred stock(1)	—	—	—	—
Net income (loss) attributable to common and common equivalent shareholders	90,416	(50,256)	91,253	(54,969)
Denominator:
Weighted-average common stock outstanding	162,645	90,374	162,546	88,945
Series A, B & C preferred stock outstanding(1)	—	—	—	—
Series D preferred stock outstanding(1)	—	—	—	—
Stock options outstanding to purchase shares of common stock(1)	2,918	—	2,831	—
Total common and common equivalent shares outstanding	165,563	90,374	165,377	88,945
Net income (loss) per share—diluted:	$0.55	$(0.56)	$0.55	$(0.62)
(1) Excluded from the computation of net loss per share-diluted for the three and six months ended December 31, 2019, because the effect would have been anti-dilutive.

The number of outstanding anti-dilutive shares that were excluded from the computation of diluted net income (loss) per share consisted of the following for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Series A, B & C preferred stock outstanding	—	12,071	—	12,071
Series D preferred stock outstanding	—	32,000	—	32,000
Stock options outstanding to purchase shares of common stock	—	3,845	—	4,908
Total	—	47,916	—	48,979

14.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home, which represent the three main types of insurance products sold by the Company. The Senior segment primarily sells senior Medicare-related health insurance, the Life segment primarily sells term life insurance and final expense policies, and the Auto & Home segment primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

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

The following table presents information about the reportable segments for the three months ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$315,510	$36,375	$7,241	$(852)		$358,274
Operating expenses	(180,955)	(29,961)	(5,091)	(12,746)	(1)	(228,753)
Other expenses, net	—	—	—	(21)		(21)
Adjusted EBITDA	$134,555	$6,414	$2,150	$(13,619)		129,500
Share-based compensation expense						(1,336)
Non-recurring expenses (2)						(362)
Fair value adjustments to contingent earnout obligations						(395)
Depreciation and amortization						(3,590)
Loss on disposal of property, equipment, and software						(79)
Interest expense, net						(6,782)
Income tax expense						(26,540)
Net income						$90,416
(1) Operating expenses in the Corp & Elims division primarily include $8.4 million in salaries and benefits for certain general, administrative, and IT related departments and $3.3 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to a former executive and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the three months ended December 31, 2019:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$138,875	$28,980	$8,566	$(124)		$176,297
Operating expenses	(70,765)	(22,740)	(7,049)	(6,775)	(1)	(107,329)
Other expenses, net	—	—	—	(3)		(3)
Adjusted EBITDA	$68,110	$6,240	$1,517	$(6,902)		68,965
Share-based compensation expense						(9,241)
Non-recurring expenses(2)						(564)
Depreciation and amortization						(1,728)
Interest expense, net						(6,178)
Income tax expense						(12,184)
Net income						$39,070
(1) Operating expenses in the Corp & Elims division primarily include $3.3 million in salaries and benefits for certain general, administrative, and IT related departments and $2.8 million in professional services fees.

(2) These expenses primarily consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, and payroll costs related to the Distribution.

The following table presents information about the reportable segments for the six months ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$388,709	$79,198	$16,779	$(2,243)		$482,443
Operating expenses	(245,252)	(62,307)	(11,012)	(22,264)	(1)	(340,835)
Other expenses, net	—	—	—	(43)		(43)
Adjusted EBITDA	$143,457	$16,891	$5,767	$(24,550)		141,565
Share-based compensation expense						(2,259)
Non-recurring expenses (2)						(822)
Fair value adjustments to contingent earnout obligations						(1,153)
Depreciation and amortization						(6,937)
Loss on disposal of property, equipment, and software						(162)
Interest expense, net						(13,543)
Income tax expense						(25,436)
Net income						$91,253
(1) Operating expenses in the Corp & Elims division primarily include $15.0 million in salaries and benefits for certain general, administrative, and IT related departments and $6.3 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to a former executive, non-restructuring severance expenses, costs related to our IPO, and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the six months ended December 31, 2019:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$166,458	$56,587	$18,619	$(200)		$241,464
Operating expenses	(100,288)	(44,528)	(14,612)	(12,188)	(1)	(171,616)
Other expenses, net	—	—	—	(16)		(16)
Adjusted EBITDA	$66,170	$12,059	$4,007	$(12,404)		69,832
Share-based compensation expense						(9,263)
Non-recurring expenses(2)						(1,394)
Depreciation and amortization						(3,168)
Gain on disposal of property, equipment, and software						2
Interest expense, net						(6,883)
Income tax expense						(11,744)
Net income						$37,382
(1) Operating expenses in the Corp & Elims division primarily include $6.5 million in salaries and benefits for certain general, administrative, and IT related departments and $4.4 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, and payroll costs related to the Distribution.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended December 31, 2020, three insurance carrier customers from Senior accounted for 30%, 22%, and 18% of total revenue. For the three months ended December 31, 2019, three insurance carrier customers from Senior accounted for 33%, 20%, and 14% of total revenue. For the six months ended December 31, 2020, three insurance carrier customers from Senior accounted for 27%, 20%, and 15% of total revenue. For the six months ended December 31, 2019, three insurance carrier customers from Senior accounted for 29%, 19%, and 12% of total revenue.

15.RELATED-PARTY TRANSACTIONS

The Company purchases leads from InsideResponse, which was previously owned in part by individuals who are related to one of the Company’s shareholders or are members of the Company's management. On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments) as set forth in the Merger Agreement. Refer to Note 2 to the condensed consolidated financial statements for further details. Prior to the acquisition, the Company incurred $5.2 million and $8.0 million in lead costs with InsideResponse for the three and six months ended December 31, 2019, respectively, which were recorded in marketing and advertising expense in the condensed consolidated statements of comprehensive income.

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The Company earned $0.9 million and $1.3 million in lead sales revenue, which is recorded in production bonus and other in the condensed consolidated statements of comprehensive income, as a result of this relationship for the three and six months ended December 31, 2020, respectively, and had $0.5 million and an immaterial amount of outstanding accounts receivable and accounts payable, respectively, as of December 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” of the Company’s Form 10-K for the year ended June 30, 2020. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our most recent Form 10-K.

Company Overview

COVID-19. While the ongoing pandemic has caused disruptions to the economy both domestically and globally, including limitations on various businesses and activities that could have an indirect effect on our business, travel restrictions, and the extended shutdown of certain industries in various countries, due to the nature of our products and technology-enabled business model, these disruptions have not had a material adverse impact on our business on a consolidated basis. We will continue to evaluate the potential impacts and closely monitor developments as they arise.

Our Business. We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability.

We evaluate our business using the following three segments:

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision and hearing ("DVH") plans, and critical illness products. We represent approximately 15 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, and Aetna. MA and MS plans accounted for 84% and 80% of our approved Senior policies for the three months ended December 31, 2020 and 2019, respectively, and 81% and 78% for the six months ended December 31, 2020 and 2019, respectively, with ancillary policies, including DVH plans, accounting for the majority of the remainder.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 1.75 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term and permanent life policies (together referred to as "core"), final expense policies, and other ancillary products such as critical illness, accidental death, and juvenile insurance policies (together referred to as "ancillary"). We represent approximately 15 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Core life policies accounted for 61% and 82% of new premium within the Life segment for the three months ended December 31, 2020 and 2019, respectively, with final expense policies accounting for 37% and 14% for the three months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, core life policies accounted for 54% and 82% of new premium within the Life segment, respectively, with final expense policies accounting for 44% and 16%, respectively.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 78% of new premium within the Auto & Home segment for each of the three months ended December 31, 2020 and 2019, and 79% and 78% for the six months ended December 31, 2020 and 2019, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

The three and six months ended December 31 referenced throughout the commentary below refers to the second quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2021 and 2020.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Medicare Advantage	246,548	108,223	294,539	129,074
Medicare Supplement	13,273	9,179	20,549	12,680
Dental, Vision and Hearing	43,020	23,946	63,062	33,871
Prescription Drug Plan	6,250	8,374	8,675	9,901
Other	3,939	1,021	5,822	1,690
Total	313,030	150,743	392,647	187,216

Total submitted policies increased by 108% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The increase was driven primarily by a 128% increase in MA submitted policies and an 80% increase in DVH submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the three months ended December 31, 2020, we increased the number of average productive agents by approximately 70% and increased the productivity per productive agent by 32% from the three months ended December 31, 2019. The increase in productivity was driven by improvements in agent close rates and enhancements to our agent workflow and desktop.

Total submitted policies increased by 110% for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The increase was driven primarily by a 128% increase in MA submitted policies and an 86% increase in DVH submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the six months ended December 31, 2020, we increased the number of average productive agents by 75% and increased the productivity per productive agent by 27% from the six months ended December 31, 2019. The increase in productivity was driven by improvements in agent close rates and enhancements to our agent workflow and desktop.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Medicare Advantage	208,714	89,920	251,187	108,399
Medicare Supplement	10,451	6,412	16,776	9,038
Dental, Vision and Hearing	33,614	15,630	49,853	22,924
Prescription Drug Plan	4,815	7,379	7,447	8,881
Other	3,256	779	5,080	1,197
Total	260,850	120,120	330,343	150,439

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies increased by 117% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The increase was driven primarily by a 132% increase in MA approved policies, 115% increase in DVH approved policies, and a 63% increase in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above, also resulted in the increase in approved policies compared to the three months ended December 31, 2019.

Total approved policies increased by 120% for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The increase was driven primarily by a 132% increase in MA approved policies, 117% increase in DVH approved policies, and an 86% increase in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above, also resulted in the increase in approved policies compared to the six months ended December 31, 2019.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Medicare Advantage	$1,268	$1,268	$1,251	$1,250
Medicare Supplement	1,233	1,367	1,248	1,340
Dental, Vision and Hearing	138	140	148	140
Prescription Drug Plan	232	226	235	232
Other	127	211	130	106

The LTV per MA approved policy was flat and LTV per MS approved policy decreased 10% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The MA LTV was positively impacted by higher commission rates and carrier mix offset by lower MA persistency rates. The MS LTV was negatively impacted by a carrier mix shift of policies to carriers that pay us lower commissions.

The LTV per MA approved policy was flat and LTV per MS approved policy decreased 7% for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The MA LTV was positively impacted by higher commission rates and carrier mix somewhat offset by lower MA persistency rates. The MS LTV was negatively impacted by a carrier mix shift of policies to carriers that pay us lower commissions.

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

The Medicare Advantage and Medicare Supplement commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, lead sales revenue from InsideResponse, and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represent all of the operating expenses within the Senior segment. The Revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads which is included in marketing and advertising expense within the total operating expenses per MA/MS policy.

The following table shows per unit economics for the periods presented. Based on the seasonality of the Senior segment and the fluctuations between quarters, we believe that the most relevant view of per unit economics is on a rolling 12-month basis. All per MA/MS policy metrics below are based on the sum of approved MA/MS policies, as both products have similar commission profiles. These metrics are the basis on which management assesses the business.

	Twelve Months Ended December 31,
(dollars per approved policy):	2020	2019
Medicare Advantage and Medicare Supplement approved policies	394,032	170,043
Medicare Advantage and Medicare Supplement commission per MA / MS policy	$1,276	$1,281
Other commission per MA/MS policy	39	57
Other per MA / MS policy	168	141
Total revenue per MA / MS policy	1,483	1,479
Total operating expenses per MA / MS policy	(916)	(837)
Adjusted EBITDA per MA / MS policy (1)	$567	$642
Adjusted EBITDA Margin per MA / MS policy (1)	38%	43%
Revenue / CAC multiple	3.2X	4.1X
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

Total revenue per policy was flat for the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019, due to a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds, offset by higher advertising revenue associated with InsideResponse. Total cost per policy increased 9% for the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019, due to an increase in our marketing and advertising expense consistent with our strategy to drive higher absolute Revenue and Adjusted EBITDA with slightly lower Adjusted EBITDA margin.

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

The following table shows core, final expense, and ancillary premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2020	2019	2020	2019
Core Premiums	$18,751	$19,469	$37,317	$37,849
Final Expense Premiums	11,263	3,424	30,713	7,339
Ancillary Premiums	505	750	1,162	1,251

Total core premiums decreased slightly for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. The number of policies sold declined 7%, which was somewhat offset by a 3% increase in the average premium per policy sold. Final expense premiums increased 229% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, due to a significant increase in the number of agents selling final expense policies.

Total core premiums decreased slightly for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The number of policies sold declined 5%, which was offset by a 4% increase in the average premium per policy sold. Final expense premiums increased 318% for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, due to a significant increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2020	2019	2020	2019
Premiums	$13,255	$14,716	$30,155	$32,002

Total premiums decreased 10% for the three months ended December 31, 2020, compared to the three months ended December 31, 2019, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions (see Segment Information below for further details).

Total premiums decreased 6% for the six months ended December 31, 2020, compared to the six months ended December 31, 2019, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions (see Segment Information below for further details).

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

The following tables reconcile Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$90,416
Share-based compensation expense					1,336
Non-recurring expenses (1)					362
Fair value adjustments to contingent earnout obligations					395
Depreciation and amortization					3,590
Loss on disposal of property, equipment, and software					79
Interest expense, net					6,782
Income tax expense					26,540
Adjusted EBITDA	$134,555	$6,414	$2,150	$(13,619)	$129,500
(1) These expenses primarily consist of non-recurring compensation to a former executive and expenses related to business continuity in response to the COVID-19 pandemic.

Three Months Ended December 31, 2019:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$39,070
Share-based compensation expense					9,241
Non-recurring expenses (1)					564
Depreciation and amortization					1,728
Interest expense, net					6,178
Income tax expense					12,184
Adjusted EBITDA	$68,110	$6,240	$1,517	$(6,902)	$68,965
(1) These expenses primarily consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, and payroll costs related to the Distribution.

Six Months Ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$91,253
Share-based compensation expense					2,259
Non-recurring expenses (1)					822
Fair value adjustments to contingent earnout obligations					1,153
Depreciation and amortization					6,937
Loss on disposal of property, equipment, and software					162
Interest expense, net					13,543
Income tax expense					25,436
Adjusted EBITDA	$143,457	$16,891	$5,767	$(24,550)	$141,565
(1) These expenses primarily consist of non-recurring compensation to a former executive, non-restructuring severance expenses, costs related to our IPO, and expenses related to business continuity in response to the COVID-19 pandemic.

Six Months Ended December 31, 2019:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$37,382
Share-based compensation expense					9,263
Non-recurring expenses (1)					1,394
Depreciation and amortization					3,168
Gain on disposal of property, equipment, and software					(2)
Interest expense, net					6,883
Income tax expense					11,744
Adjusted EBITDA	$66,170	$12,059	$4,007	$(12,404)	$69,832
(1) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, and payroll costs related to the Distribution.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2020		2019		2020		2019
Revenue
Commission	$320,974	90%	$158,650	90%	$427,519	89%	$216,472	90%
Production bonus and other	37,300	10%	17,647	10%	54,924	11%	24,992	10%
Total revenue	358,274	100%	176,297	100%	482,443	100%	241,464	100%
Operating costs and expenses
Cost of revenue	84,121	23%	50,484	29%	135,166	28%	83,121	34%
Marketing and advertising	132,206	37%	50,871	29%	182,006	38%	76,972	32%
General and administrative	13,043	4%	13,997	8%	25,245	5%	19,123	8%
Technical development	4,750	1%	3,510	2%	8,598	2%	6,223	3%
Total operating costs and expenses	234,120	65%	118,862	68%	351,015	73%	185,439	77%
Income from operations	124,154	35%	57,435	32%	131,428	27%	56,025	23%
Interest expense, net	(6,782)	(2)%	(6,178)	(4)%	(13,543)	(3)%	(6,883)	(3)%
Other expenses, net	(416)	—%	(3)	—%	(1,196)	—%	(16)	—%
Income before income tax expense	116,956	33%	51,254	28%	116,689	24%	49,126	20%
Income tax expense	26,540	7%	12,184	7%	25,436	5%	11,744	5%
Net income	$90,416	26%	$39,070	21%	$91,253	19%	$37,382	15%

Revenue

We earn commissions for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our condensed consolidated statements of comprehensive income as commission revenue. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the condensed consolidated statements of comprehensive income as production bonus and other revenue (“other revenue”). Our contracts with our insurance carrier partners contain a single performance obligation satisfied at the point in time to which we allocate the total transaction price. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of future renewal commissions and other revenue when applicable. After a policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions or other revenue. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy.

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Commission	$320,974	$158,650	$162,324	102%	$427,519	$216,472	$211,047	97%
Percentage of total revenue	90%	90%			89%	90%
Production bonus and other	37,300	17,647	19,653	111%	54,924	24,992	$29,932	120%
Percentage of total revenue	10%	10%			11%	10%
Total revenue	$358,274	$176,297	$181,977	103%	$482,443	$241,464	$240,979	100%

Three Months Ended December 31, 2020 and 2019–Commission revenue increased $162.3 million, or 102%, for the three months ended December 31, 2020, which included increases in Senior and Life commission revenues of $156.9 million and $7.4 million, respectively, offset by a decrease in Auto & Home commission revenue of $1.7 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 132% increase in Medicare Advantage commission revenue. Life’s $7.4 million revenue growth was driven by $6.9 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies, and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $19.7 million increase in production bonus and other revenue was primarily driven by $12.5 million of advertising revenue associated with InsideResponse and $6.6 million in marketing development funds received for Senior.

Six Months Ended December 31, 2020 and 2019–Commission revenue increased $211.0 million, or 97%, for the six months ended December 31, 2020, which included increases in Senior and Life commission revenues of $191.7 million and $22.3 million, respectively, offset by a decrease in Auto & Home commission revenue of $2.7 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 133% increase in Medicare Advantage commission revenue. Life’s $22.3 million revenue growth was driven by $21.0 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $29.9 million increase in production bonus and other revenue was primarily driven by $20.5 million of advertising revenue associated with InsideResponse and $8.2 million in marketing development funds received for Senior.

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

The following table presents our cost of revenue for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Cost of revenue	$84,121	$50,484	$33,637	67%	$135,166	$83,121	$52,045	63%
Percentage of total revenue	23%	29%			28%	34%

Three Months Ended December 31, 2020 and 2019–Cost of revenue increased $33.6 million, or 67% for the three months ended December 31, 2020, primarily due to a $29.3 million increase in compensation costs driven by the growth in the number of agents within the Senior segment and to a lesser extent the Life segment to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $3.1 million for facilities, telecommunications, and software maintenance costs, and $1.6 million for licensing costs.

Six Months Ended December 31, 2020 and 2019–Cost of revenue increased $52.0 million, or 63%, for the six months ended December 31, 2020, primarily due to a $44.9 million increase in compensation costs driven by the growth in the number of agents within the Senior segment and to a lesser extent the Life segment to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $4.0 million for facilities, telecommunications, and software maintenance costs, and $2.8 million for licensing costs.

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

The following table presents our marketing and advertising expenses for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Marketing and advertising	$132,206	$50,871	$81,335	160%	$182,006	$76,972	$105,034	136%
Percentage of total revenue	37%	29%			38%	32%

Three Months Ended December 31, 2020 and 2019–Marketing and advertising expenses increased $81.3 million, or 160%, for the three months ended December 31, 2020, primarily due to a $65.5 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $3.6 million in our Life segment driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $11.3 million as we increased the number of people supporting our marketing organization to produce more leads.

Six Months Ended December 31, 2020 and 2019–Marketing and advertising expenses increased $105.0 million, or 136%, for the six months ended December 31, 2020, primarily due to a $79.3 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $8.9 million in our Life segment driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $16.7 million as we increased the number of people supporting our marketing organization to produce more leads.

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

The following table presents our general and administrative expenses for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
General and administrative	$13,043	$13,997	$(954)	(7)%	$25,245	$19,123	$6,122	32%
Percentage of total revenue	4%	8%			5%	8%

Three Months Ended December 31, 2020 and 2019–General and administrative expenses decreased $1.0 million, or 7%, for the three months ended December 31, 2020, primarily due to $4.6 million in lower compensation costs due to the Distribution in the prior fiscal year, partially offset by $1.9 million in higher professional fees and insurance premiums, $1.0 million in depreciation and amortization expenses, and allocations of $0.6 million for facilities, telecommunications, and software maintenance costs.

Six Months Ended December 31, 2020 and 2019–General and administrative expenses increased $6.1 million, or 32%, for the six months ended December 31, 2020, primarily due to $3.8 million in higher professional fees and insurance premiums and $2.1 million in depreciation and amortization expenses, partially offset by $0.6 million in lower compensation costs due to the Distribution in the prior fiscal year.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Technical development	$4,750	$3,510	$1,240	35%	$8,598	$6,223	$2,375	38%
Percentage of total revenue	1%	2%			2%	3%

Three Months Ended December 31, 2020 and 2019–Technical development expenses increased $1.2 million, or 35%, for the three months ended December 31, 2020, primarily due to a $2.2 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the company, offset by a $1.2 million decrease in professional fees as we decreased our use of external application developers.

Six Months Ended December 31, 2020 and 2019–Technical development expenses increased $2.4 million, or 38%, for the six months ended December 31, 2020, primarily due to a $3.7 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the company, partially offset by a $1.8 million decrease in professional fees as we decreased our use of external application developers.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Interest expense, net	$(6,782)	$(6,178)	$(604)	10%	$(13,543)	$(6,883)	$(6,660)	97%
Percentage of total revenue	(2)%	(4)%			(3)%	(3)%

Three Months Ended December 31, 2020 and 2019–Interest expense increased $0.6 million, or 10%, primarily as a result of increased interest incurred on the Term Loan and interest payments on the cash flow hedge, partially offset by interest incurred related to our non-recourse debt, which was subsequently terminated on June 8, 2020.

Six Months Ended December 31, 2020 and 2019–Interest expense increased $6.7 million, or 97%, primarily as a result of increased interest incurred on the Term Loan and interest payments on the cash flow hedge, partially offset by interest incurred related to our non-recourse debt, which was subsequently terminated on June 8, 2020.

Income Tax Expense

The following table presents our provision for income taxes for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Income tax expense	$26,540	$12,184	$14,356	118%	$25,436	$11,744	$13,692	117%
Effective tax rate	22.7%	23.8%			21.8%	23.9%

For the three months ended December 31, 2020 and 2019, we recognized income tax expense of $26.5 million and $12.2 million, respectively, representing an effective tax rate of 22.7% and 23.8%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2020, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2019, were primarily related to state income taxes, partially offset by state tax credits such as HPIP.

For the six months ended December 31, 2020 and 2019, we recognized income tax expense of $25.4 million and $11.7 million, respectively, representing an effective tax rate of 21.8% and 23.9%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2020, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2019, were primarily related to state income taxes, partially offset by state tax credits such as HPIP.

Segment Information

We currently have three reportable segments: 1) Senior, 2) Life and 3) Auto & Home. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

In addition, we account for non-operating activity, share-based compensation expense, certain intersegment eliminations and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended December 31, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$315,510	$36,375	$7,241	$(852)		$358,274
Operating expenses	(180,955)	(29,961)	(5,091)	(12,746)	(1)	(228,753)
Other expenses, net	—	—	—	(21)		(21)
Adjusted EBITDA	$134,555	$6,414	$2,150	$(13,619)		129,500
Share-based compensation expense						(1,336)
Non-recurring expenses(2)						(362)
Fair value adjustments to contingent earnout obligations						(395)
Depreciation and amortization						(3,590)
Loss on disposal of property, equipment, and software						(79)
Interest expense, net						(6,782)
Income tax expense						(26,540)
Net income						$90,416
(1) Operating expenses in the Corp & Elims division primarily include $8.4 million in salaries and benefits for certain general, administrative, and IT related departments and $3.3 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to a former executive and expenses related to business continuity in response to the COVID-19 pandemic.

Three Months Ended December 31, 2019

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$138,875	$28,980	$8,566	$(124)		$176,297
Operating expenses	(70,765)	(22,740)	(7,049)	(6,775)	(1)	(107,329)
Other expenses, net	—	—	—	(3)		(3)
Adjusted EBITDA	$68,110	$6,240	$1,517	$(6,902)		68,965
Share-based compensation expense						(9,241)
Non-recurring expenses(2)						(564)
Depreciation and amortization						(1,728)
Interest expense, net						(6,178)
Income tax expense						(12,184)
Net income						$39,070
(1) Operating expenses in the Corp & Elims division primarily include $3.3 million in salaries and benefits for certain general, administrative, and IT related departments and $2.8 million in professional services fees.

(2) These expenses primarily consist of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, and payroll costs related to the Distribution.

Six Months Ended December 31, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$388,709	$79,198	$16,779	$(2,243)		$482,443
Operating expenses	(245,252)	(62,307)	(11,012)	(22,264)	(1)	(340,835)
Other expenses, net	—	—	—	(43)		(43)
Adjusted EBITDA	$143,457	$16,891	$5,767	$(24,550)		141,565
Share-based compensation expense						(2,259)
Non-recurring expenses(2)						(822)
Fair value adjustments to contingent earnout obligations						(1,153)
Depreciation and amortization						(6,937)
Loss on disposal of property, equipment, and software						(162)
Interest expense, net						(13,543)
Income tax expense						(25,436)
Net income						$91,253
(1) Operating expenses in the Corp & Elims division primarily include $15.0 million in salaries and benefits for certain general, administrative, and IT related departments and $6.3 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to a former executive, non-restructuring severance expenses, costs related to our IPO, and expenses related to business continuity in response to the COVID-19 pandemic.

Six Months Ended December 31, 2019

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$166,458	$56,587	$18,619	$(200)		$241,464
Operating expenses	(100,288)	(44,528)	(14,612)	(12,188)	(1)	(171,616)
Other expenses, net	—	—	—	(16)		(16)
Adjusted EBITDA	$66,170	$12,059	$4,007	$(12,404)		69,832
Share-based compensation expense						(9,263)
Non-recurring expenses(2)						(1,394)
Depreciation and amortization						(3,168)
Gain on disposal of property, equipment, and software						2
Interest expense, net						(6,883)
Income tax expense						(11,744)
Net income						$37,382
(1) Operating expenses in the Corp & Elims division primarily include $6.5 million in salaries and benefits for certain general, administrative, and IT related departments and $4.4 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, and payroll costs related to the Distribution.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Senior:
Commission revenue:
Medicare advantage	$263,975	$113,955	$150,020	132%	$312,705	$134,142	$178,563	133%
Medicare supplement	12,743	9,303	3,440	37%	20,735	13,453	7,282	54%
Prescription drug plan	1,102	1,659	(557)	(34)%	1,717	2,036	(319)	(16)%
Dental, vision, and health	5,647	2,223	3,424	154%	8,370	3,224	5,146	160%
Other commission revenue	743	211	532	252%	1,203	159	1,044	657%
Total commission revenue	284,210	127,351	156,859	123%	344,730	153,014	191,716	125%
Production bonus and other revenue	31,300	11,524	19,776	172%	43,979	13,444	30,535	227%
Total Senior revenue	315,510	138,875	176,635	127%	388,709	166,458	222,251	134%
Life:
Commission revenue:
Core	19,791	19,119	672	4%	39,167	37,703	1,464	4%
Final expense	10,297	3,391	6,906	204%	27,934	6,885	21,049	306%
Ancillary	465	686	(221)	(32)%	1,049	1,254	(205)	(16)%
Total commission revenue	30,553	23,196	7,357	32%	68,150	45,842	22,308	49%
Production bonus and other revenue	5,822	5,784	38	1%	11,048	10,745	303	3%
Total Life revenue	36,375	28,980	7,395	26%	79,198	56,587	22,611	40%
Auto & Home:
Total commission revenue	6,491	8,227	(1,736)	(21)%	15,104	17,816	(2,712)	(15)%
Production bonus and other revenue	750	339	411	121%	1,675	803	872	109%
Total Auto & Home revenue	7,241	8,566	(1,325)	(15)%	16,779	18,619	(1,840)	(10)%
Eliminations:
Total commission revenue	(280)	(124)	(156)	126%	(465)	(200)	(265)	133%
Production bonus and other revenue	(572)	—	(572)	NM(1)	(1,778)	—	(1,778)	NM(1)
Total Elimination revenue	(852)	(124)	(728)	587%	(2,243)	(200)	(2,043)	1022%
Total commission revenue	320,974	158,650	162,324	102%	427,519	216,472	211,047	97%
Total production bonus and other revenue	37,300	17,647	19,653	111%	54,924	24,992	29,932	120%
Total revenue	$358,274	$176,297	$181,977	103%	$482,443	$241,464	$240,979	100%
(1) Not meaningful

Revenue by Segment

Three Months Ended December 31, 2020 and 2019–Revenue from our Senior segment was $315.5 million for the three months ended December 31, 2020, a $176.6 million, or 127%, increase compared to revenue of $138.9 million for the three months ended December 31, 2019. The increase was primarily due to a $150.0 million, or 132%, increase in MA commission revenue, a $3.4 million, or 37%, increase in MS commission revenue, and a $12.5 million increase in advertising revenue from InsideResponse included in production bonus and other revenue.

Revenue from our Life segment was $36.4 million for the three months ended December 31, 2020, a $7.4 million, or 26%, increase compared to revenue of $29.0 million for the three months ended December 31, 2019. The increase was primarily due to a $6.9 million, or 204%, increase in final expense revenue which was the result of our increased focus on selling final expense policies.

Revenue from our Auto & Home segment was $7.2 million for the three months ended December 31, 2020, a $1.3 million, or 15%, decrease compared to revenue of $8.6 million for the three months ended December 31, 2019. The decrease was primarily due to a 10% decrease in premium sold.

Six Months Ended December 31, 2020 and 2019––Revenue from our Senior segment was $388.7 million for the six months ended December 31, 2020, a $222.3 million, or 134%, increase compared to revenue of $166.5 million for the six months ended December 31, 2019. The increase was primarily due to a $178.6 million, or 133%, increase in MA commission revenue, a $7.3 million, or 54%, increase in MS commission revenue, and a $20.5 million increase in advertising revenue from InsideResponse included in production bonus and other revenue.

Revenue from our Life segment was $79.2 million for the six months ended December 31, 2020, a $22.6 million, or 40%, increase compared to revenue of $56.6 million for the six months ended December 31, 2019. The increase was primarily due to a $21.0 million, or 306%, increase in final expense revenue which was the result of our increased focus on selling final expense policies.

Revenue from our Auto & Home segment was $16.8 million for the six months ended December 31, 2020, a $1.8 million, or 10%, decrease compared to revenue of $18.6 million for the six months ended December 31, 2019. The decrease was primarily due to a 6% decrease in premium sold.

Adjusted EBITDA by Segment

Three Months Ended December 31, 2020 and 2019–Adjusted EBITDA from our Senior segment was $134.6 million for the three months ended December 31, 2020, a $66.4 million, or 98%, increase compared to Adjusted EBITDA of $68.1 million for the three months ended December 31, 2019. The increase in Adjusted EBITDA was due to a $176.6 million increase in revenue partially offset by a $110.2 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $6.4 million for the three months ended December 31, 2020, a $0.2 million, or 3%, increase compared to Adjusted EBITDA of $6.2 million for the three months ended December 31, 2019. The increase in Adjusted EBITDA was primarily due to a $7.4 million increase in revenue offset by a $7.2 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for ancillary policies, most notably final expense policies. Adjusted EBITDA was also impacted by flexing a significant amount of our Life and Health Advisor ("LHA") agents that sell final expense policies into Senior to sell during AEP as we incurred expense to hire and train some of these agents but didn't realize the full benefit of revenue within our Life business for the quarter.

Adjusted EBITDA from our Auto & Home segment was $2.2 million for the three months ended December 31, 2020, a $0.6 million, or 42%, increase compared to Adjusted EBITDA of $1.5 million for the three months ended December 31, 2019. The increase in Adjusted EBITDA was primarily due to a $2.0 million decrease in operating costs and expenses partially offset by a $1.3 million decrease in revenue. Revenue was negatively impacted by our shift of agents to 1) the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand and 2) the Life segment to sell final expense policies. Even with the slight decline in revenue, Adjusted EBITDA improved due to an increase in the mix of tenured agents who are more productive and have higher close rates.

Six Months Ended December 31, 2020 and 2019–Adjusted EBITDA from our Senior segment was $143.5 million for the six months ended December 31, 2020, a $77.3 million, or 117%, increase compared to Adjusted EBITDA of $66.2 million for the six months ended December 31, 2019. The increase in Adjusted EBITDA was due to a $222.3 million increase in revenue partially offset by a $145.0 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $16.9 million for the six months ended December 31, 2020, a $4.8 million, or 40%, increase compared to Adjusted EBITDA of $12.1 million for the six months ended December 31, 2019. The increase in Adjusted EBITDA was primarily due to a $22.6 million increase in revenue partially offset by a $17.8 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for ancillary policies, most notably final expense policies.

Adjusted EBITDA from our Auto & Home segment was $5.8 million for the six months ended December 31, 2020, a $1.8 million, or 44%, increase compared to Adjusted EBITDA of $4.0 million for the six months ended December 31, 2019. The increase in Adjusted EBITDA was primarily due to a $3.6 million decrease in operating costs and expenses partially offset by a $1.8 million decrease in revenue. Revenue was negatively impacted by our shift of agents to 1) the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand and 2) the Life segment to sell final expense policies. Even with the slight decline in revenue, Adjusted EBITDA improved due to an increase in the mix of tenured agents who are more productive and have higher close rates.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include the proceeds from the IPO and cash and funds available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 18 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Further, while COVID-19 has caused disruptions to the economy both domestically and globally, the Company expects to maintain its financial flexibility under current market conditions. However, there is inherent difficulty in assessing the possibility of future changes that could materially alter this judgement. As such will continue to monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position and our liquidity needs.

As of December 31, 2020 and June 30, 2020, our cash, cash equivalents, and restricted cash totaled $245.9 million and $368.9 million, respectively. The following table presents a summary of our cash flows for the periods presented below:

	Six Months Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(103,147)	$(50,602)
Net cash used in investing activities	(9,096)	(7,930)
Net cash (used in) provided by financing activities	(10,719)	135,831

Operating Activities

Cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense and the effect of changes in working capital and other activities.

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

Six Months Ended December 31, 2020—Cash used in operating activities was $103.1 million, consisting of net income of $91.3 million and adjustments for non-cash items of $39.4 million, offset by cash used in operating assets and liabilities of $233.8 million. Adjustments for non-cash items primarily consisted of $25.3 million in deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $6.9 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $2.3 million of share-based compensation expense, and $1.9 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $219.1 million in commissions receivable and $63.4 million in accounts receivable related to the increase in approved policies partially offset by increases of $15.7 million in accounts payable and accrued expenses and $32.4 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Six Months Ended December 31, 2019—Cash used in operating activities was $50.6 million, consisting of net income of $37.4 million and adjustments for non-cash items of $24.8 million, offset by cash used in operating assets and liabilities of $112.8 million. Adjustments for non-cash items primarily consisted of $11.8 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $9.3 million of share-based compensation expense primarily related to the Distribution, and $3.2 million of depreciation and amortization related to the additional fixed assets purchased to accommodate our growth in headcount. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $110.8 million in commissions receivable and $13.1 million in accounts receivable related to the increase in approved policies, partially offset by increases of $5.0 million in accounts payable and accrued expenses, and $5.2 million in other liabilities, primarily accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion, and capitalized salaries related to the development of internal-use software.

Six Months Ended December 31, 2020—Net cash used in investing activities of $9.1 million was due to $5.8 million of purchases of property and equipment and $3.4 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Six Months Ended December 31, 2019—Net cash used in investing activities of $7.9 million was due to $5.5 million of purchases of property and equipment and $2.4 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of debt and equity and proceeds and payments related to stock-based compensation.

Six Months Ended December 31, 2020—Net cash used in financing activities of $10.7 million was primarily due to $5.3 million in payments for withholding taxes related to net share settlements of employee stock option awards, $3.9 million in payments for costs incurred in the IPO, and $1.8 million in payments for costs incurred in connection with our private placement, partially offset by $0.4 million of proceeds from common stock exercises.

Six Months Ended December 31, 2019—Net cash provided by financing activities of $135.8 million was primarily due to $416.5 million in net proceeds from the Term Loan and $8.4 million gross proceeds from non-recourse debt, partially offset by $275.0 million for the Distribution, and $8.2 million in net payments for our revolving line of credit, which was used to fund working capital, mostly due to our seasonality around AEP.

Senior Secured Credit Facilities

On November 5, 2019, the Company entered into a new credit agreement with UMB as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the Senior Secured Credit Facility. Refer to Note 8 to the condensed consolidated financial statements for further details. There were no amounts drawn under the Revolving Credit Facility as of December 31, 2020. As of December 31, 2020, there was $325.0 million outstanding under the Term Loan.

Our risk management strategy includes entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. We entered into an interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020. It has a notional amount of $325.0 million that was designated as a cash flow hedge of interest payments on the debt issuance. Refer to Note 6 to the condensed consolidated financial statements for further details.

Contractual Obligations

As of December 31, 2020, there have been no material changes to our contractual obligations as previously described in our annual report on Form 10-K for the year ended June 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.
February 8, 2021	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Raffaele Sadun
Name: Raffaele Sadun
Title: Chief Financial Officer