Form 10-Q
period 2021-03-31
SelectQuote, Inc.
filed 2021-05-12
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The registrant had outstanding 163,389,853 shares of common stock as of April 30, 2021.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2021	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369,048	$321,065
Restricted cash	—	47,805
Accounts receivable	137,839	83,634
Commissions receivable-current	79,579	51,209
Other current assets	4,958	10,121
Total current assets	591,424	513,834
COMMISSIONS RECEIVABLE—Net	684,570	461,752
PROPERTY AND EQUIPMENT—Net	23,311	22,150
SOFTWARE—Net	11,513	8,399
OPERATING LEASE RIGHT-OF-USE ASSETS	30,381	—
INTANGIBLE ASSETS—Net	41,438	19,673
GOODWILL	49,955	46,577
OTHER ASSETS	1,522	1,408
TOTAL ASSETS	$1,434,114	$1,073,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,467	$22,891
Accrued expenses	23,090	14,936
Accrued compensation and benefits	41,693	22,228
Earnout liability	—	30,812
Operating lease liabilities—current	5,130	—
Other current liabilities	9,869	4,944
Total current liabilities	115,249	95,811
DEBT	460,615	311,814
DEFERRED INCOME TAXES	138,870	105,844
OPERATING LEASE LIABILITIES	37,716	—
OTHER LIABILITIES	11,149	14,635
Total liabilities	763,599	528,104
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,634	1,622
Additional paid-in capital	543,524	548,113
Retained earnings (accumulated deficit)	124,942	(2,792)
Accumulated other comprehensive income (loss)	415	(1,254)
Total shareholders’ equity	670,515	545,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,434,114	$1,073,793
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
REVENUE:
Commission	$236,793	$137,455	$664,312	$353,926
Production bonus and other	30,130	11,149	85,054	36,142
Total revenue	266,923	148,604	749,366	390,068
OPERATING COSTS AND EXPENSES:
Cost of revenue	71,439	43,367	206,605	126,488
Marketing and advertising	116,690	55,274	298,696	132,246
General and administrative	19,251	6,656	44,496	25,779
Technical development	4,860	2,865	13,458	9,088
Total operating costs and expenses	212,240	108,162	563,255	293,601
INCOME FROM OPERATIONS	54,683	40,442	186,111	96,467
INTEREST EXPENSE, NET	(7,355)	(9,356)	(20,898)	(16,239)
LOSS ON EXTINGUISHMENT OF DEBT	(3,315)	—	(3,315)	—
OTHER EXPENSES, NET	(349)	(4)	(1,545)	(20)
INCOME BEFORE INCOME TAX EXPENSE	43,664	31,082	160,353	80,208
INCOME TAX EXPENSE	7,183	7,366	32,619	19,110
NET INCOME	$36,481	$23,716	$127,734	$61,098

NET INCOME (LOSS) PER SHARE:
Basic	$0.22	$0.23	$0.79	$(0.38)
Diluted	$0.22	$0.17	$0.77	$(0.38)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	163,023	92,077	162,705	89,989
Diluted	165,731	138,754	165,495	89,989

OTHER COMPREHENSIVE INCOME NET OF TAX:
Gain on cash flow hedge	1,810	—	1,669	—
OTHER COMPREHENSIVE INCOME	1,810	—	1,669	—
COMPREHENSIVE INCOME	$38,291	$23,716	$129,403	$61,098
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2020	162,774	$1,628	$545,441	$88,461	$(1,395)	$634,135
Net income	—	—	—	36,481	—	36,481
Gain on cash flow hedge, net of tax	—	—	—	—	1,675	1,675
Amount reclassified into earnings, net tax	—	—	—	—	135	135
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	552	5	(4,331)	—	—	(4,326)
Issuance of common stock pursuant to employee stock purchase plan	56	1	985	—	—	986
Share-based compensation expense	—	—	1,429	—	—	1,429
BALANCES-March 31, 2021	$163,382	$1,634	$543,524	$124,942	$415	$670,515

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2019	95,270	$953	$84,754	$30,487	$(77,275)	$38,919
Net income	—	—	—	23,716	—	23,716
Exercise of employee stock options	496	5	541	—	—	546
Share-based compensation expense	—	—	19	—	—	19
Treasury stock retirement	(3,520)	$(36)	$—	$(77,044)	$77,275	$195
BALANCES-March 31, 2020	92,246	$922	$85,314	$(22,841)	$—	$63,395
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(2,792)	$(1,254)	$545,689
Net income	—	—	—	127,734	—	127,734
Gain on cash flow hedge, net of tax	—	—	—	—	1,301	1,301
Amount reclassified into earnings, net tax	—	—	—	—	368	368
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,135	11	(9,244)	—	—	(9,233)
Issuance of common stock pursuant to employee stock purchase plan	56	1	985	—	—	986
Share-based compensation expense	—	—	3,670	—	—	3,670
BALANCES-March 31, 2021	$163,382	$1,634	$543,524	$124,942	$415	$670,515

Nine Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2019	90,619	$906	$138,378	$200,446	$(77,275)	$262,455
Net income	—	—	—	61,098	—	61,098
Exercise of employee stock options	5,147	52	5,313	—	—	5,365
Share-based compensation expense	—	—	9,282	—	—	9,282
Dividends paid(1)	—	—	—	(207,341)	—	(207,341)
Dividends paid on unexercised stock options(1)	—	—	(9,221)	—	—	(9,221)
Return of capital	—	—	(58,438)	—	—	(58,438)
Treasury stock retirement	(3,520)	$(36)	$—	$(77,044)	$77,275	$195
BALANCES-March 31, 2020	92,246	$922	$85,314	$(22,841)	$—	$63,395
(1) Dividends paid for common stock and unexercised stock options were $1.96 per share and $15.66 per share for preferred series A-D during the nine months ended March 31, 2020. Refer to Note 8 to the condensed consolidated financial statements for further details.

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,734	$61,098
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	11,260	5,273
Loss on disposal of property, equipment, and software	261	235
Share-based compensation expense	3,689	9,283
Deferred income taxes	32,475	19,117
Amortization of debt issuance costs and debt discount	2,482	1,431
Write-off of debt issuance costs	2,570	—
Fair value adjustments to contingent earnout obligations	1,487	—
Non-cash lease expense	2,869	—
Changes in operating assets and liabilities:
Accounts receivable	(52,905)	(17,057)
Commissions receivable	(251,188)	(142,454)
Other assets	4,349	1,420
Accounts payable and accrued expenses	26,223	12,896
Operating lease liabilities	(2,631)	—
Other liabilities	30,378	6,726
Net cash used in operating activities	(60,947)	(42,032)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,520)	(6,185)
Proceeds from sales of property and equipment	—	3
Purchases of software and capitalized software development costs	(5,807)	(4,443)
Acquisition of business	(23,879)	—
Net cash used in investing activities	(36,206)	(10,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	85,975
Payments on revolving line of credit	—	(97,007)
Net proceeds from Term Loans	228,753	416,500
Payments on Term Loans	(84,118)	—
Proceeds from other debt	—	12,125
Payments on other debt	(189)	(2,432)
Proceeds from common stock options exercised and employee stock purchase plan	1,778	5,364
Cash dividends paid	—	(275,000)
Payments of tax withholdings related to net share settlement of equity awards	(10,026)	—
Payments of debt issuance costs	(885)	(7,694)
Payments of costs incurred in connection with private placement	(1,771)	—
Payments of costs incurred in connection with initial public offering	(3,911)	(2,117)
Payment of contingent earnout liability	(32,300)	—
Net cash provided by financing activities	97,331	135,714
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	178	83,057
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	368,870	570
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$369,048	$83,627

Reconciliation to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	369,048	28,960
Restricted cash	—	54,667
Total cash, cash equivalents, and restricted cash	$369,048	$83,627
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(18,309)	$(14,654)
Income taxes paid, net	(121)	(48)
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

As a result of adopting this standard, on July 1, 2020, the Company recorded lease liabilities of $41.3 million and right-of-use assets of $29.7 million, which includes reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated statements of comprehensive income or the condensed consolidated statements of cash flows. The Company has included expanded disclosures on the condensed consolidated balance sheets and in Note 7 to the condensed consolidated financial statements.

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

2.ACQUISITIONS

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Based on the valuation inputs, the Company has recorded assets acquired and liabilities assumed according to the following fair value hierarchy:

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

InsideResponse, LLC—On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse, an online marketing consulting firm the Company previously purchased leads from, for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price was comprised of $32.7 million, which was paid in cash at the closing of the transaction and an earnout of up to $32.3 million, which was paid in full during the nine months ended March 31, 2021, as InsideResponse achieved the applicable earnout target for calendar year 2020, as set forth in the Merger Agreement. Additionally, during the three and nine months ended March 31, 2021, the Company recorded $0.4 million and $1.2 million, respectively, in other expenses, net in the condensed consolidated statements of comprehensive income as an adjustment to the fair market value of the earnout liability.

Under the terms of the Merger Agreement, total consideration in the acquisition consisted of the following as of the acquisition date (in thousands):

Base purchase price	$32,700
Fair value of earnout	30,437
Net working capital true-up(1)	3,527
Closing cash	904
Closing indebtedness	(476)
Total purchase consideration	$67,092
(1) The Company recorded a $0.1 million measurement period adjustment to the carrying amount of goodwill related to the net working capital true-up for the nine months ended March 31, 2021.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the expected synergies in streamlining the Company's marketing and advertising process by consolidating a primary vendor into its marketing team, providing full access to a rapidly growing and scalable lead generation strategy, guaranteeing our ability to consume more leads and reducing cost. This acquired goodwill is allocated to the Senior segment and approximately $5.0 million is deductible for tax purposes.

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

The Company will amortize the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from two to seven years.

Lead distribution company—On February 1, 2021, the Company acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), as set forth in the Asset Purchase Agreement, dated February 1, 2021 (the "Asset Purchase Agreement"). The purchase price is comprised of $30.0 million, of which $24.0 million was paid in cash at the closing of the transaction with an additional $6.0 million of holdback for indemnification claims, net working capital adjustments, and underperformance. Additionally, the purchase price includes an earnout of up to $3.5 million. The primary purpose of the acquisition was to secure and incorporate the exclusive publisher relationships into the lead generation business of InsideResponse. The Company recorded $0.3 million of acquisition-related costs in general and administrative operating costs and expenses in the condensed consolidated statements of comprehensive income.

The earnout is contingent upon the achievement of a minimum of 50,000 insurance policies sold to closed policy leads during calendar year 2021 and will be paid in cash no later than five days after the accountant-reviewed stand-alone financial statements of the lead distribution company, as of and for the period ending December 31, 2021, are finalized. While the earnout provides for a range of possible payouts, if the lead distribution company fails to hit the minimum target threshold set forth in the Asset Purchase Agreement, there will be no payout, but in no circumstance can the earnout exceed $3.5 million. As the earnout payment is contingent upon continued

employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. As of March 31, 2021, the Company has not accrued an earnout payment based on current forecasted performance.

The underperformance amount related to the $6.0 million holdback is calculated as follows: if the lead performance percentage, calculated as the calendar year 2021 closed policy amount divided by the closed policy performance target of 50,000 closed policy leads, is less than or equal to 60%, the underperformance amount shall be calculated as 100% less the lead performance percentage multiplied by $30.0 million. As of March 31, 2021, current forecasted performance is expected to exceed 60%.

The Company will accrue interest on the remaining holdback of $5.5 million, after the net working capital true-up of $0.5 million, through the 15-month anniversary of the closing date in interest expense, net in the condensed consolidated statement of comprehensive income.

Under the terms of the Asset Purchase Agreement, the total consideration for the acquisition consisted of the following as of the acquisition date (in thousands):

Base purchase price	$30,000
Net working capital true-up	(499)
Total Purchase Consideration	$29,501

At the date of acquisition, the fair value of net tangible assets acquired approximated their carrying value. The non-compete agreements were valued using the income approach, and the customer relationships were valued using the multiple period excess earnings method. As such, all aforementioned intangible assets were valued using Level 3 inputs.

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the benefits of leveraging the exclusive publisher relationships in the business. This acquired goodwill is allocated to the Senior segment and $3.8 million is deductible for tax purposes after adding back acquisition costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Accounts receivable		$1,301
Total tangible assets acquired		1,301

Non-compete agreements	5 years	1,000
Vendor relationships	9 years	23,700
Goodwill	Indefinite	3,500
Total intangible assets acquired		28,200
Net Assets Acquired		$29,501

The Company will amortize the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from five to nine years.

From the date of acquisition, February 1, 2021, through March 31, 2021, the lead distribution company generated $2.6 million of lead generation revenue, all of which was consumed by the Senior segment.

Recent Acquisition—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceutical Inc., a leading specialty pharmaceutical distributor, for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), as set forth in the Stock Purchase Agreement dated April 30, 2021. The purchase price is comprised of $20.0 million, of which $17.5 million was paid in cash at the closing of the transaction with an additional $2.5 million of holdback for indemnification claims and an earnout of up to $4.0 million. The primary purpose of the acquisition was to take advantage of our technology and customer base to facilitate better patient care through coordination of strategic, value-based care partnerships.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	March 31, 2021	June 30, 2020
Computer hardware	$14,448	$9,829
Equipment(1)	2,429	2,443
Leasehold improvements	18,526	17,692
Furniture and fixtures	5,012	5,259
Work in progress	67	1,267
Total	40,482	36,490
Less accumulated depreciation	(17,171)	(14,340)
Property and equipment—net	$23,311	$22,150
(1) Includes financing lease right-of-use assets.

Work in progress as of March 31, 2021 and June 30, 2020, primarily represents furniture and fixtures and tenant improvements, respectively, not yet put into service and are not yet being depreciated. Depreciation expense for the three months ended March 31, 2021 and 2020, were $2.0 million and $1.4 million, respectively, and $5.6 million and $3.8 million for the nine months ended March 31, 2021 and 2020, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	March 31, 2021	June 30, 2020
Software	$14,197	$10,999
Work in progress	3,880	1,922
Total	18,077	12,921
Less accumulated amortization	(6,564)	(4,522)
Software—net	$11,513	$8,399

Work in progress as of March 31, 2021 and June 30, 2020, primarily represents costs incurred for software not yet put into service and are not yet being depreciated. For the three months ended March 31, 2021 and 2020, the Company capitalized internal-use software and website development costs of $2.2 million and $2.0 million, respectively, and recorded amortization expense of $1.0 million and $0.7 million, respectively. For the nine months ended March 31, 2021 and 2020, the Company capitalized internal-use software and website development costs of $5.4 million and $4.4 million, respectively, and recorded amortization expense of $2.7 million and $1.5 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisition of the controlling interest in Auto & Home in August 2012, the May 2020 acquisition of InsideResponse, and the February 2021 acquisition of a lead distribution company. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three and nine months ended March 31, 2021 and 2020, there were no such indicators.

Goodwill—In August 2012, the Company acquired the remaining interest in Auto & Home and recorded goodwill as the excess of the total consideration transferred plus the acquisition-date fair value of the previously held equity interest over the fair values of the identifiable net assets acquired. Further, in May 2020 and February 2021, the Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired from InsideResponse and the lead distribution company, respectively. There were no goodwill impairment charges recorded during the three and nine months ended March 31, 2021 and 2020.

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

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below (dollars in thousands, useful life in years):

	March 31, 2021				June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships	$16,922	$(2,812)	$14,110		$16,922	$(1,011)	$15,911
Trade Name	2,680	(491)	2,189		2,680	(88)	2,592
Proprietary Software-5 year	780	(143)	637		780	(26)	754
Proprietary Software-2 year	262	(120)	142		262	(22)	240
Non-compete agreements	1,192	(92)	1,100		192	(16)	176
Vendor Relationships	23,700	(440)	23,260		—	—	—
Total intangible assets	$45,536	$(4,098)	$41,438	7.4	$20,836	$(1,163)	$19,673	6.4

Total indefinite-lived assets
Goodwill-Auto & Home	$5,364		$5,364		$5,364		$5,364
Goodwill-Senior	44,591		44,591		41,213		41,213
Total goodwill	$49,955		$49,955		$46,577		$46,577

For the three months ended March 31, 2021 and 2020, amortization expense related to intangible assets totaled $1.3 million and less than $0.1 million, respectively, and $2.9 million and less than $0.1 million for the nine months ended March 31, 2021 and 2020, respectively.

Changes in the balance of goodwill for the nine months ended March 31, 2021, are as follows (in thousands):

Balance, June 30, 2020	$46,577
Measurement period adjustments(1)	(122)
Goodwill from the acquisition of a lead distribution company	$3,500
Balance, March 31, 2021	$49,955
(1) Represents measurement period adjustments related to the InsideResponse acquisition (refer to Note 2 to the condensed consolidated financial statements for further details).

As of March 31, 2021, expected amortization expense in future periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2021	$134	$72	$66	$658	$584	$1,514
2022	536	265	264	2,633	2,328	6,026
2023	536	156	253	2,633	2,324	5,902
2024	536	156	200	2,633	2,319	5,844
2025	447	130	200	2,633	2,316	5,726
Thereafter	—	—	117	12,070	4,239	16,426
Total	$2,189	$779	$1,100	$23,260	$14,110	$41,438

6.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to hedge against the interest rate risk associated with its variable-rate debt as a result of the Company's exposure to fluctuations in interest rates associated with the Term Loans (as defined in Note 8 to the condensed consolidated financial statements). To accomplish this hedging strategy, the Company enters into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable- rate payments are tied. To qualify for hedge accounting, the Company documents and assesses effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps are recorded on the condensed consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings as an offset to interest expense, net in the same period that the hedged items affect earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

We entered into a USD floored interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020, wherein the Company exchanged a floating rate of interest of LIBOR (subject to a 1% floor) plus 6.00% on the notional amount of $325.0 million of the Company’s $425.0 million 2019 Term Loan (as defined in Note 8 to the condensed consolidated financial statements) for a fixed rate payment of 6.00% plus 1.188%. Subsequently, on March 12, 2021, as a result of the First Amendment (as defined in Note 8 to the condensed consolidated financial statements), the Company de-designated and simultaneously re-designated the original interest rate swap with modified terms (the "Amended Interest Rate Swap"), matching those of the 2021 Term Loan (as defined in Note 8 to the condensed consolidated financial statements), in order to maintain a highly effective hedge relationship. The Amended Interest Rate Swap is designed as a hedge of the remaining forecasted interest payments on the notional amount of $325.0 million of the Term Loans (as defined in Note 8 to the condensed consolidated financial statements). As the results of the modification indicate that the hedge remains highly effective, the Amended Interest Rate Swap continues to qualify for hedge accounting. As of the date of de-designation, $0.5 million will be recorded directly to general and administrative expense in the condensed consolidated statement of comprehensive income, as this represents the ineffective portion of the hedge in re-designation. The Amended Interest Rate Swap terminates on November 5, 2024.

In addition, the Company has determined that the majority of the inputs used to value its Amended Interest Rate Swap fall within Level 2 of the fair value hierarchy as they primarily include other than quoted prices that are observable. Further, this valuation uses standard calculations and models that use readily observable market data as their basis. As a result, the Company classifies its Amended Interest Rate Swap in Level 2 of the fair value hierarchy.

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s condensed consolidated balance sheets for the periods presented:

(in thousands)	March 31, 2021		June 30, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other Assets	$12	Other current liabilities	$(1,669)

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments for the periods presented:

(in thousands)	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Unrealized gain, before taxes	$2,226	$1,729
Income tax expense	(551)	(428)
Unrealized gain, net of taxes	$1,675	$1,301

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive loss into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments for the periods presented:

(in thousands)	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Interest expense	$180	$491
Income tax benefit	(45)	(123)
Net reclassification into earnings	$135	$368

Amounts included in accumulated other comprehensive income are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive gain:

(in thousands)	Derivative Instruments
Balance at June 30, 2020	$(1,254)
Unrealized gains, net of related tax expense of $0.4 million	1,301
Amount reclassified into earnings, net of related taxes of $0.1 million	368
Balance at March 31, 2021	$415

As of March 31, 2021, the Company estimates that $0.9 million will be reclassified into interest expense during the next twelve months.

7. LEASES

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

The majority of the Company’s leases are operating leases related to office space. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Wilmington, North Carolina; Des Moines, Iowa; and Oakland, California under noncancelable operating leases that expire at various dates through July 2029. The Company recognizes lease expense for operating leases on a straight-line basis over the respective lease term. The Company has operating leases with remaining lease terms of less than one year to eight years.

The Company has entered into noncancelable agreements to sublease portions of its office facilities to unrelated third parties. Sublease rental income is recorded as a reduction of rent expense in general and administrative operating costs and expenses in the condensed consolidated statements of comprehensive income. Sublease rental income was $0.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, and $0.6 million and $0.2 million for the nine months ended March 31, 2021 and 2020, respectively.

Operating lease expense was $2.0 million and $5.9 million for the three and nine months ended March 31, 2021, respectively, recorded in general and administrative operating costs and expenses in the condensed consolidated statements of comprehensive income.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of March 31, 2021:

(in thousands)	Balance Sheet Classification	Amount
Assets
Operating leases	Operating lease right-of-use assets	$30,381
Finance leases	Property and equipment - net	228
Total lease right-of-use assets		30,609

Liabilities
Current
Operating leases	Operating lease liabilities - current	5,130
Finance leases	Other current liabilities	202
Non-current
Operating leases	Operating lease liabilities	37,716
Finance leases	Other liabilities	75
Total lease liabilities		$43,123

Lease Costs—The components of lease costs were as follows for the periods presented:

(in thousands)	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Finance lease costs(1)	$69	$194
Operating lease costs(2)	1,980	5,859
Short-term lease costs	42	168
Variable lease costs(3)	201	915
Sublease income	(403)	(638)
Total net lease costs	$1,889	$6,498
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating costs and expenses and interest expense, net in the condensed consolidated statements of comprehensive income.

(2) Recorded in operating costs and expenses in the condensed consolidated statements of comprehensive income.

(3) Variable lease costs are not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate and primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the condensed consolidated statements of comprehensive income.

Supplemental Information—Supplemental information related to leases was as follows as of and for the nine months ended March 31, 2021:

(in thousands)	Operating Leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$5,045	$8	$5,053
Financing cash flows from leases	—	201	201
Right-of-use assets obtained in exchange for new lease liabilities	$3,632	$194	$3,826

	Operating Leases	Finance leases
Weighted-average remaining lease term (in years)	7.05	1.31
Weighted-average discount rate	9.63%	6.51%

Maturities of Lease Liabilities—As of March 31, 2021, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder of 2021	$2,145	$65	$2,210
2022	8,946	196	9,142
2023	8,478	27	8,505
2024	8,857	—	8,857
2025	8,870	—	8,870
2026	6,591	—	6,591
Thereafter	15,115	—	15,115
Total undiscounted lease payments	59,002	288	59,290
Less: interest	16,156	11	16,167
Present value of lease liabilities	$42,846	$277	$43,123

The following table summarizes the future annual minimum lease obligations under non-cancelable operating leases at June 30, 2020, under the previous lease accounting standard ASC 840, Leases (in thousands):

2021	$8,781
2022	8,497
2023	7,991
2024	8,353
2025	8,306
Thereafter	21,262
Total minimum lease payments	$63,190

8.DEBT

Senior Secured Credit Facility— Debt consisted of the following:

(in thousands)	March 31, 2021	June 30, 2020
Term Loans	$471,912	$325,000
Unamortized debt issuance costs on Term Loans	(4,387)	(5,819)
Unamortized debt discount on Term Loans	(6,910)	(7,367)
Total debt	$460,615	$311,814

On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. (“Morgan Stanley”) as a lender and the administrative agent for a syndicate of lenders party to the agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for (1) a secured revolving loan facility with UMB in an aggregate principal amount of up to $75.0 million (the “Revolving Credit Facility”) and (2) a senior secured term loan facility in an aggregate principal amount of $425.0 million (the "2019 Term Loan"). The proceeds of the 2019 Term Loan were used (i) to finance a distribution in November 2019 to all holders of the Company’s common and preferred stock as well as holders of stock options in an aggregate amount of $275.0 million (the “Distribution”), (ii) to fund cash to the balance sheet in an aggregate amount of $68.0 million, equal to the first two years of interest-only payments due in respect of the 2019 Term Loan, (iii) to pay the debt issuance costs incurred for the Senior Secured Credit Facility, and (iv) for general corporate purposes. Upon the completion of the Company's initial public offering on May 26, 2020 (the "IPO"), the Company paid down $100.0 million of the 2019 Term Loan.

On February 24, 2021, the Company entered into the First Amendment to the Senior Secured Credit Facility (the “First Amendment”) with certain of its existing lenders (excluding "non-consenting lenders" that decided not to participate in the First Amendment) and Morgan Stanley as administrative agent. The First Amendment amends the existing Senior Secured Credit Facility to, among other things, (i) provide for (x) an additional $231.0 million senior secured term loan (the "2021 Term Loan", together with the 2019 Term Loan, the "Term Loans") and (y) a $145.0 million senior secured delayed draw term loan facility (the “DDTL Facility”), which may be drawn from time to time, subject to certain conditions, during the first twelve months following the date of the First Amendment, (ii) reduce the Company’s interest rate on the Term Loans, (iii) make certain changes to the covenants in the Senior Secured Credit Facility governing the Company’s operating flexibility and (iv) to eliminate the restricted cash balance reserved for interest noted above. The proceeds of the 2021 Term Loan were used (i) to pay back $84.1 million of the 2019 Term Loan to the non-consenting lenders, (ii) to finance permitted acquisitions and investments, (iii) to pay the debt issuance costs incurred for the First Amendment, and (iv) for general corporate purposes. As of March 31, 2021, after giving effect to the First Amendment, the aggregate principal amount of Term Loans outstanding was $471.9 million, the borrowing capacity under the DDTL Facility was $145.0 million, and the borrowing capacity under the Revolving Credit Facility was $75.0 million.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option. The Term Loans and any loans under the DDTL Facility bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR (subject to a floor of 0.75%) plus 5.00% or (b) a base rate plus 4.00%, at the Company’s option. The Company’s risk management strategy includes entering into interest rate swap agreements from time to time to protect against unfavorable interest rate changes relating to forecasted debt transactions. Refer to Note 6 to the condensed consolidated financial statements for further details.

The Term Loans are repayable beginning from March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loans, with the balance payable on the maturity date of November 5, 2024. The Revolving Credit Facility and the DDTL Facility also have a maturity date of November 5, 2024.

The First Amendment contains customary affirmative and negative covenants and events of default. In addition, the First Amendment contains a financial covenant, requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio. As of March 31, 2021, the Company was in compliance with all of the required covenants. The obligations of the Company under the First Amendment are guaranteed by certain of the Company’s subsidiaries, and secured by a security interest in all assets of the Company, subject to certain exceptions detailed in the First Amendment and related ancillary documentation.

The Company had incurred $8.0 million in debt issuance costs related to the Senior Secured Credit Facility of which $1.2 million was allocated to the Revolving Credit Facility and was recorded in other assets in the condensed consolidated balance sheet, and $6.8 million was allocated to the 2019 Term Loan and was recorded as a reduction to the carrying amount of the 2019 Term Loan in debt in the condensed consolidated balance sheet. Additionally, the Company paid $8.5 million to the lenders of the 2019 Term Loan as an original issue discount (“OID”), which also was recorded as a reduction to the carrying amount of the 2019 Term Loan in debt in the condensed consolidated balance sheets. The debt issuance costs and OID incurred were being amortized through interest expense on a straight-line basis over the five-year life of the Senior Secured Credit Facility.

To consummate the transaction, the Company incurred $0.7 million in debt issuance costs related to the First Amendment and paid $2.3 million to the remaining lenders of the 2021 Term Loan as an OID, both of which were recorded as a reduction to the carrying amount of the Term Loans.

In accordance with ASC 470-50-40 "Debt Modification and Extinguishments," the First Amendment was accounted for as a modification of debt for the lenders that remained in the syndicate, while the non-consenting lenders were accounted for as an extinguishment of debt. Therefore, the new debt issuance costs were allocated on a pro-rata basis and treated as follows:

•Revolving Credit Facility—The remaining unamortized balance of debt issuance costs of $0.9 million and the new debt issuance costs incurred related to the First Amendment of $0.2 million will be deferred and amortized through interest expense on a straight-line basis over the remaining term of the agreement.

The Company is required to pay UMB an unused commitment fee of 0.15%, in respect of the unutilized commitments under the Revolving Credit Facility.

•DDTL Facility—As there were no upfront commitment fees for the DDTL Facility, the Company did not allocate any debt issuance costs to the DDTL Facility.

The Company is required to pay a ticking fee on the DDTL Facility commitments based on the average daily balance of the unused amount of the aggregate DDTL Facility commitments during the preceding fiscal quarter, multiplied by 1% per annum.

•Term Loans—For the extinguished debt related to the non-consenting lenders, the Company recognized a $3.3 million loss on debt extinguishment in the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2021, consisting of unamortized debt issuance costs of $1.1 million and unamortized OID of $1.4 million and a 1% breakage fee associated with the payoff of the non-consenting lenders of $0.8 million.

The remaining unamortized balance of debt issuance costs and OID related to the 2019 Term Loan of $3.8 million and $4.8 million, respectively, and the new debt issuance costs incurred and the OID related to the First Amendment of $0.7 million and $2.3 million, respectively, will be deferred and amortized through interest expense on a straight-line basis over the remaining term of the agreement.

Total amortization of debt issuance costs was $0.8 million during both the three months ended March 31, 2021 and 2020, and $2.5 million and $1.4 million during the nine months ended March 31, 2021 and 2020, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.

9.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 7 to the condensed consolidated financial statements for commitments related to our operating leases.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

10.SHAREHOLDERS' EQUITY

Common Stock—As of March 31, 2021, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan ("ESPP")	1,343,560
Stock awards outstanding under 2020 Plan	1,925,729
Stock awards available for grant under 2020 Plan	7,674,271
Options outstanding under 2003 Plan	2,102,305
Options available for grant under 2003 Plan	—
Total	13,045,865

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the "2003 Stock Plan") and the 2020 Omnibus Incentive Plan (the "2020 Stock Plan" and, collectively with the 2003 Stock Plan, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the IPO, which provides for the grant of incentive stock options (“ISO's”), nonstatutory stock options (“NSO's”), stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSU's"), performance-based cash awards ("PSU's"), and other forms of equity compensation (collectively, “stock awards”). All awards may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates except for ISO's, which can only be granted to current employees of the Company.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in general and administrative expense in our condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Share-based compensation related to:
Equity classified stock options	$451	$19	$1,269	$9,283
Equity classified RSU's	648	—	1,608	—
Equity classified PSU's	190	—	512	—
Total	$1,289	$19	$3,389	$9,283

Stock Options—The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the number of options that will ultimately not complete their vesting requirements ("assumed forfeitures"), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term ("risk-free interest rate"), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments ("dividend yield"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the condensed consolidated statements of comprehensive income.

The Company used the following weighted-average assumptions for the stock options granted during the nine months ended March 31, 2021. There were no stock options granted during the nine months ended March 31, 2020.

2021
Volatility	25.0%
Risk-free interest rate	0.4%
Dividend yield	—%
Assumed forfeitures	—%
Expected term (in years)	6.24
Weighted-average fair value (per share)	$4.89

The following table summarizes stock option activity under the Stock Plans for the nine months ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2020	4,067,417	$2.69
Options granted	1,035,181	19.25
Options exercised	(1,598,824)	0.90
Options forfeited/expired/cancelled	(12,932)	11.14
Outstanding—March 31, 2021	3,490,842	$8.38	6.36	$73,752
Vested and exercisable—March 31, 2021	1,947,241	$0.98	4.16	$55,560

As of March 31, 2021, there was $5.5 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.10 years.

The Company received cash of $1.8 million and $5.4 million in connection with stock options exercised, net of cashless exercises, during the nine months ended March 31, 2021 and 2020, respectively.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2021. There were no RSU's granted during the nine months ended March 31, 2020.

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	150,000	$20.00
Granted	258,697	18.67
Vested	—	—
Cancelled	(3,879)	17.89
Unvested as of March 31, 2021	404,818	$19.17

As of March 31, 2021, there was $6.0 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.73 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2021. There were no PSU's granted during the nine months ended March 31, 2020.

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	—	$—
Granted	132,374	17.92
Vested	—	—
Cancelled	—	—
Unvested as of March 31, 2021	132,374	$17.92

As of March 31, 2021, there was $1.9 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.41 years.

ESPP—The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. At the conclusion of the six-month offering period on March 31, 2021, the Company issued 56,440 shares to its employees and recorded share-based compensation expense of $0.1 million and $0.3 million for the three and nine months ended March 31, 2021, respectively.

Secondary Offering—On March 8, 2021, the Company completed a secondary public offering ("Secondary Offering") of 10,600,000 shares of the Company’s common stock, par value $0.01 per share, by certain shareholders of the Company. The Company did not sell any shares of common stock and did not receive any proceeds from the Secondary Offering. Therefore, the offering did not increase the number of shares of common stock that are currently outstanding.

11.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Senior:
Commission revenue:
Medicare advantage	$181,040	$86,396	$493,745	$220,536
Medicare supplement	2,981	13,831	23,716	27,284
Prescription drug plan	449	355	2,166	2,391
Dental, vision, and health	4,671	2,450	13,041	5,674
Other commission revenue	619	221	1,822	380
Total commission revenue	189,760	103,253	534,490	256,265
Production bonus and other revenue	25,840	4,098	69,819	17,543
Total Senior revenue	215,600	107,351	604,309	273,808
Life:
Commission revenue:
Core	19,604	18,042	58,771	55,745
Final expense	20,625	6,596	48,641	13,480
Ancillary	1,213	604	2,180	1,859
Total commission revenue	41,442	25,242	109,592	71,084
Production bonus and other revenue	4,958	5,714	16,006	16,459
Total Life revenue	46,400	30,956	125,598	87,543
Auto & Home:
Total commission revenue	5,910	9,105	21,014	26,921
Production bonus and other revenue	1,063	1,337	2,738	2,140
Total Auto & Home revenue	6,973	10,442	23,752	29,061
Eliminations:
Total commission revenue	(319)	(145)	(784)	(344)
Production bonus and other revenue	(1,731)	—	(3,509)	—
Total Elimination revenue	(2,050)	(145)	(4,293)	(344)
Total commission revenue	236,793	137,455	664,312	353,926
Total production bonus and other revenue	30,130	11,149	85,054	36,142
Total revenue	$266,923	$148,604	$749,366	$390,068

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the condensed consolidated balance sheets. As there is no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, a separate roll forward other than what is shown on the condensed consolidated balance sheets is not relevant. Cumulative revenue catch-up adjustments related to changes in the estimates of transaction prices were not material for the three and nine months ended March 31, 2021 and 2020.

Production Bonuses and Other—During the nine months ended March 31, 2021, the Company received advance payments of fiscal year 2021 marketing development funds, which will be amortized over the course of the year based on policies sold. As of March 31, 2021, there was an unamortized balance remaining of $7.8 million recorded in other current liabilities in the condensed consolidated balance sheet.

12.INCOME TAXES

For the three months ended March 31, 2021 and 2020, the Company recognized income tax expense of $7.2 million and $7.4 million, respectively, representing an effective tax rate of 16.5% and 23.7%, respectively. The differences from the Company’s federal statutory tax rate to the effective tax rate for the three months ended March 31, 2021, were related to state income taxes, partially offset by state tax credits such as the Kansas High Performance Incentive Program (“HPIP”) and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from the Company’s federal statutory tax rate to the effective tax rate for the three months ended March 31, 2020, were primarily related to state income taxes, partially offset by state tax credits such as HPIP.

For the nine months ended March 31, 2021 and 2020, the Company recognized income tax expense of $32.6 million and $19.1 million, respectively, representing an effective tax rate of 20.3% and 23.8%, respectively. The differences from the Company’s federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2021, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from the Company’s federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2020, were primarily related to state income taxes and non-deductible meals and entertainment expenses, partially offset by state tax credits such as HPIP.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of March 31, 2021, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue recognition for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of March 31, 2021, and will continue to evaluate in the future as circumstances may change.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Basic:
Numerator:
Net income	$36,481	$23,716	$127,734	$61,098
Less: dividends declared on Series A, B, C & D preferred stock	—	—	—	(86,302)
Less: cumulative dividends on Series D preferred stock	—	(2,992)	—	(9,041)
Net income (loss) attributable to common shareholders	36,481	20,724	127,734	(34,245)
Denominator:
Weighted-average common stock outstanding	163,023	92,077	162,705	89,989
Net income (loss) per share—basic:	$0.22	$0.23	$0.79	$(0.38)
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$36,481	$20,724	$127,734	$(34,245)
Add: dividends declared on Series A, B & C preferred stock(1)	—	—	—	—
Add: dividends declared on Series D preferred stock(1)	—	—	—	—
Add: cumulative dividends on Series D preferred stock(1)	—	2,992	—	—
Net income (loss) attributable to common and common equivalent shareholders	36,481	23,716	127,734	(34,245)
Denominator:
Weighted-average common stock outstanding	163,023	92,077	162,705	89,989
Series A, B & C preferred stock outstanding(1)	—	12,071	—	—
Series D preferred stock outstanding(1)	—	32,000	—	—
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	2,708	2,606	2,790	—
Total common and common equivalent shares outstanding	165,731	138,754	165,495	89,989
Net income (loss) per share—diluted:	$0.22	$0.17	$0.77	$(0.38)

(1) Excluded from the computation of net loss per share-diluted for the nine months ended March 31, 2020, because the effect would have been anti-dilutive.
The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Series A, B & C preferred stock outstanding	—	—	—	12,071
Series D preferred stock outstanding	—	—	—	32,000
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	322	—	918	4,146
Shares subject to outstanding PSU's(1)	132	—	117	—
Total	454	—	1,035	48,217
(1) The weighted-average number of shares excluded from the computation of net income (loss) per share-diluted because the performance conditions associated with these awards were not met.

14.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home, which represent the three main types of insurance products sold by the Company. The Senior segment primarily sells senior Medicare-related health insurance, and includes the lead generation business of InsideResponse, of which the revenue is included in production bonus and other revenue in the condensed consolidated statements of comprehensive income. The Life segment primarily sells term life insurance and final expense policies, and the Auto & Home segment primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

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

The following table presents information about the reportable segments for the three months ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$215,600	$46,400	$6,973	$(2,050)		$266,923
Operating expenses	(140,111)	(43,225)	(5,877)	(12,507)	(1)	(201,720)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$75,489	$3,175	$1,096	$(14,572)		65,188
Share-based compensation expense						(1,429)
Non-recurring expenses (2)						(4,667)
Fair value adjustments to contingent earnout obligations						(334)
Depreciation and amortization						(4,323)
Loss on disposal of property, equipment, and software						(101)
Interest expense, net						(7,355)
Loss on extinguishment of debt						(3,315)
Income tax expense						(7,183)
Net income						$36,481
(1) Operating expenses in the Corp & Elims division primarily include $9.8 million in salaries and benefits for certain general, administrative, and IT related departments and $3.2 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the recent acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering.

The following table presents information about the reportable segments for the three months ended March 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$107,351	$30,956	$10,442	$(145)		$148,604
Operating expenses	(61,169)	(27,462)	(8,856)	(7,059)	(1)	(104,546)
Other expenses, net	—	—	—	(4)		(4)
Adjusted EBITDA	$46,182	$3,494	$1,586	$(7,208)		44,054
Share-based compensation expense						(19)
Non-recurring expenses(2)						(1,256)
Depreciation and amortization						(2,105)
Loss on disposal of property, equipment, and software						(236)
Interest expense, net						(9,356)
Income tax expense						(7,366)
Net income						$23,716
(1) Operating expenses in the Corp & Elims division primarily include $4.3 million in salaries and benefits for certain general, administrative, and IT related departments and $2.0 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to certain board members, non-restructuring severance expenses, costs incurred with respect to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the nine months ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$604,309	$125,598	$23,752	$(4,293)		$749,366
Operating expenses	(385,363)	(105,532)	(16,889)	(34,771)	(1)	(542,555)
Other expenses, net	—	—	—	(58)		(58)
Adjusted EBITDA	$218,946	$20,066	$6,863	$(39,122)		206,753
Share-based compensation expense						(3,689)
Non-recurring expenses (2)						(5,490)
Fair value adjustments to contingent earnout obligations						(1,487)
Depreciation and amortization						(11,260)
Loss on disposal of property, equipment, and software						(261)
Interest expense, net						(20,898)
Loss on extinguishment of debt						(3,315)
Income tax expense						(32,619)
Net income						$127,734
(1) Operating expenses in the Corp & Elims division primarily include $24.8 million in salaries and benefits for certain general, administrative, and IT related departments and $9.5 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the recent acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering as well as non-recurring compensation to a former executive, non-restructuring severance expenses, and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the nine months ended March 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$273,808	$87,543	$29,061	$(344)		$390,068
Operating expenses	(161,456)	(71,991)	(23,467)	(19,248)	(1)	(276,162)
Other expenses, net	—	—	—	(20)		(20)
Adjusted EBITDA	$112,352	$15,552	$5,594	$(19,612)		113,886
Share-based compensation expense						(9,283)
Non-recurring expenses(2)						(2,648)
Depreciation and amortization						(5,273)
Loss on disposal of property, equipment, and software						(235)
Interest expense, net						(16,239)
Income tax expense						(19,110)
Net income						$61,098
(1) Operating expenses in the Corp & Elims division primarily include $10.7 million in salaries and benefits for certain general, administrative, and IT related departments and $6.3 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, payroll costs related to the Distribution, costs incurred with respect to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended March 31, 2021, three insurance carrier customers from Senior accounted for 25%, 20%, and 15% of total revenue. For the three months ended March 31, 2020, three insurance carrier customers from Senior accounted for 24%, 17%, and 15% of total revenue. For the nine months ended March 31, 2021, three insurance carrier customers from Senior accounted for 26%, 20%, and 15% of total revenue. For the nine months ended March 31, 2020, three insurance carrier customers from Senior accounted for 27%, 19%, and 13% of total revenue.

15.RELATED-PARTY TRANSACTIONS

The Company purchases leads from InsideResponse, which was previously owned in part by individuals who are related to one of the Company’s shareholders or are members of the Company's management. On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments) as set forth in the Merger Agreement. Refer to Note 2 to the condensed consolidated financial statements for further details. Prior to the acquisition, the Company incurred $5.6 million and $13.6 million in lead costs with InsideResponse for the three and nine months ended March 31, 2020, respectively, which were recorded in marketing and advertising expense in the condensed consolidated statements of comprehensive income.

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The Company earned $0.5 million and $1.7 million in lead sales revenue, which is recorded in production bonus and other in the condensed consolidated statements of comprehensive income, as a result of this relationship for the three and nine months ended March 31, 2021, respectively, and had $0.3 million and an immaterial amount of outstanding accounts receivable and accounts payable, respectively, as of March 31, 2021.

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

We evaluate our business using the following three segments:

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision and hearing ("DVH") plans, and critical illness products. We represent approximately 20 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, and Aetna. MA and MS plans each accounted for 77% of our approved Senior policies for the three months ended March 31, 2021 and 2020, and 80% and 78% for the nine months ended March 31, 2021 and 2020, respectively, with ancillary policies, including DVH plans, accounting for the majority of the remainder. Additionally, the Senior segment includes InsideResponse, of which revenue is included in production bonus and other revenue in the condensed consolidated statements of comprehensive income.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 1.8 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term and permanent life policies (together referred to as "core"), final expense policies, and other ancillary products such as critical illness, accidental death, and juvenile insurance policies (together referred to as "ancillary"). We represent approximately 15 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Core life policies accounted for 43% and 67% of new premium within the Life segment for the three months ended March 31, 2021 and 2020, respectively, with final expense policies accounting for 54% and 31% for the three months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, core life policies accounted for 50% and 76% of new premium within the Life segment, respectively, with final expense policies accounting for 48% and 22%, respectively.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 80% and 78% of new premium within the Auto & Home segment for each of the three months ended March 31, 2021 and 2020, and 79% and 78% for the nine months ended March 31, 2021 and 2020, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

The three and nine months ended March 31 referenced throughout the commentary below refers to the third quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2021 and 2020.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Medicare Advantage	160,233	76,196	454,772	205,270
Medicare Supplement	3,738	3,703	24,287	16,383
Dental, Vision and Hearing	38,757	18,935	101,819	52,806
Prescription Drug Plan	1,568	1,234	10,243	11,135
Other	6,781	1,922	12,603	3,612
Total	211,077	101,990	603,724	289,206

Total submitted policies increased by 107% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was driven primarily by a 110% increase in MA submitted policies and a 105% increase in DVH submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the three months ended March 31, 2021, we increased the number of average productive agents by approximately 75% and increased the productivity per productive agent by 17% from the three months ended March 31, 2020. The increase in productivity was driven by improvements in agent close rates and enhancements to our agent workflow and desktop.

Total submitted policies increased by 109% for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The increase was driven primarily by a 122% increase in MA submitted policies and a 93% increase in DVH submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the nine months ended March 31, 2021, we increased the number of average productive agents by 75% and increased the productivity per productive agent by 24% from the nine months ended March 31, 2020. The increase in productivity was driven by improvements in agent close rates and enhancements to our agent workflow and desktop.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Medicare Advantage	132,950	62,700	384,137	171,099
Medicare Supplement	3,073	2,702	19,849	11,740
Dental, Vision and Hearing	34,517	16,068	84,370	38,992
Prescription Drug Plan	2,109	1,647	9,556	10,528
Other	5,129	1,399	10,209	2,596
Total	177,778	84,516	508,121	234,955

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies increased by 110% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was driven primarily by a 112% increase in MA approved policies, 115% increase in DVH approved policies, and a 14% increase in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above also resulted in the increase in approved policies compared to the three months ended March 31, 2020.

Total approved policies increased by 116% for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The increase was driven primarily by a 125% increase in MA approved policies, 116% increase in DVH approved policies, and a 69% increase in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above also resulted in the increase in approved policies compared to the nine months ended March 31, 2020.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Medicare Advantage	$1,362	$1,377	$1,290	$1,297
Medicare Supplement	1,345	1,478	1,263	1,372
Dental, Vision and Hearing	129	155	140	146
Prescription Drug Plan	213	214	230	229
Other	60	93	95	99

The LTV per MA and MS approved policy decreased 1% and 9%, respectively, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The MA LTV was negatively impacted by lower MA persistency rates and carrier mix somewhat offset by higher commission rates. The MS LTV was negatively impacted by a carrier mix shift of policies to a direct carrier pod that pays us lower commissions but has lower marketing costs.

The LTV per MA and MS approved policy decreased 1% and 8%, respectively, for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The MA LTV was negatively impacted by lower MA persistency rates and carrier mix somewhat offset by higher commission rates. The MS LTV was negatively impacted by a carrier mix shift of policies to a direct carrier pod that pays us lower commissions but has lower marketing costs.

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

	Twelve Months Ended March 31,
(dollars per approved policy):	2021	2020
Medicare Advantage and Medicare Supplement approved policies	464,653	204,519
Medicare Advantage and Medicare Supplement commission per MA / MS policy	$1,286	$1,300
Other commission per MA/MS policy	38	51
Other per MA / MS policy	166	154
Total revenue per MA / MS policy	1,490	1,505
Total operating expenses per MA / MS policy	(947)	(891)
Adjusted EBITDA per MA / MS policy (1)	$543	$614
Adjusted EBITDA Margin per MA / MS policy (1)	36%	41%
Revenue / CAC multiple	3.1X	3.6X
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

Total revenue per policy decreased 1% for the twelve months ended March 31, 2021, compared to the twelve months ended March 31, 2020, due to a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds, offset by higher advertising revenue associated with InsideResponse. Total cost per policy increased 6% for the twelve months ended March 31, 2021, compared to the twelve months ended March 31, 2020, due to an increase in our marketing and advertising expense consistent with our strategy to drive higher absolute revenue and Adjusted EBITDA with slightly lower Adjusted EBITDA margin.

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

The following table shows core, final expense, and ancillary premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2021	2020	2021	2020
Core Premiums	$18,951	$18,637	$56,268	$56,486
Final Expense Premiums	23,881	8,639	54,595	15,979
Ancillary Premiums	1,028	525	2,190	1,775
Total	$43,860	$27,801	$113,053	$74,240

Total core premiums increased slightly for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The number of policies sold declined 4%, which was somewhat offset by a 6% increase in the average premium per policy sold. Final expense premiums increased 176% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to a significant increase in the number of agents selling final expense policies.

Total core premiums decreased slightly for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The number of policies sold declined 5%, which was offset by a 5% increase in the average premium per policy sold. Final expense premiums increased 242% for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, due to a significant increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2021	2020	2021	2020
Premiums	$12,010	$16,923	$42,165	$48,925

Total premiums decreased 29% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions (see Segment Information below for further details).

Total premiums decreased 14% for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions (see Segment Information below for further details).

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

The following tables reconcile Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$36,481
Share-based compensation expense					1,429
Non-recurring expenses (1)					4,667
Fair value adjustments to contingent earnout obligations					334
Depreciation and amortization					4,323
Loss on disposal of property, equipment, and software					101
Interest expense, net					7,355
Loss on extinguishment of debt					3,315
Income tax expense					7,183
Adjusted EBITDA	$75,489	$3,175	$1,096	$(14,572)	$65,188
(1) These expenses primarily consist of costs incurred for the First Amendment, the recent acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering.

Three Months Ended March 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$23,716
Share-based compensation expense					19
Non-recurring expenses (1)					1,256
Depreciation and amortization					2,105
Loss on disposal of property, equipment, and software					236
Interest expense, net					9,356
Income tax expense					7,366
Adjusted EBITDA	$46,182	$3,494	$1,586	$(7,208)	$44,054
(1) These expenses primarily consist of non-recurring compensation to certain board members, non-restructuring severance expenses, costs incurred with respect to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Nine Months Ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$127,734
Share-based compensation expense					3,689
Non-recurring expenses (1)					5,490
Fair value adjustments to contingent earnout obligations					1,487
Depreciation and amortization					11,260
Loss on disposal of property, equipment, and software					261
Interest expense, net					20,898
Loss on extinguishment of debt					3,315
Income tax expense					32,619
Adjusted EBITDA	$218,946	$20,066	$6,863	$(39,122)	$206,753
(1) These expenses primarily consist of costs incurred for the First Amendment, the recent acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering as well as non-recurring compensation to a former executive, non-restructuring severance expenses, and expenses related to business continuity in response to the COVID-19 pandemic.

Nine Months Ended March 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$61,098
Share-based compensation expense					9,283
Non-recurring expenses (1)					2,648
Depreciation and amortization					5,273
Loss on disposal of property, equipment, and software					235
Interest expense, net					16,239
Income tax expense					19,110
Adjusted EBITDA	$112,352	$15,552	$5,594	$(19,612)	$113,886
(1) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, payroll costs related to the Distribution, costs incurred with respect to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2021		2020		2021		2020
Revenue
Commission	$236,793	89%	$137,455	92%	$664,312	89%	$353,926	91%
Production bonus and other	30,130	11%	11,149	8%	85,054	11%	36,142	9%
Total revenue	266,923	100%	148,604	100%	749,366	100%	390,068	100%
Operating costs and expenses
Cost of revenue	71,439	27%	43,367	29%	206,605	28%	126,488	32%
Marketing and advertising	116,690	44%	55,274	37%	298,696	40%	132,246	34%
General and administrative	19,251	7%	6,656	4%	44,496	6%	25,779	7%
Technical development	4,860	2%	2,865	2%	13,458	2%	9,088	2%
Total operating costs and expenses	212,240	80%	108,162	72%	563,255	76%	293,601	75%
Income from operations	54,683	20%	40,442	28%	186,111	24%	96,467	25%
Interest expense, net	(7,355)	(3)%	(9,356)	(6)%	(20,898)	(3)%	(16,239)	(4)%
Loss on extinguishment of debt	(3,315)	(1)%	—	—%	(3,315)	—%	—	—%
Other expenses, net	(349)	—%	(4)	—%	(1,545)	—%	(20)	—%
Income before income tax expense	43,664	16%	31,082	22%	160,353	21%	80,208	21%
Income tax expense	7,183	3%	7,366	5%	32,619	4%	19,110	5%
Net income	$36,481	13%	$23,716	17%	$127,734	17%	$61,098	16%

Revenue

We earn commissions for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our condensed consolidated statements of comprehensive income as commission revenue. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the condensed consolidated statements of comprehensive income as production bonus and other revenue (“other revenue”). Furthermore, the production bonus and other includes the lead generation revenue from InsideResponse.

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

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Commission	$236,793	$137,455	$99,338	72%	$664,312	$353,926	$310,386	88%
Percentage of total revenue	89%	92%			89%	91%
Production bonus and other	30,130	11,149	18,981	170%	85,054	36,142	48,912	135%
Percentage of total revenue	11%	8%			11%	9%
Total revenue	$266,923	$148,604	$118,319	80%	$749,366	$390,068	$359,298	92%

Three Months Ended March 31, 2021 and 2020–Commission revenue increased $99.3 million, or 72%, for the three months ended March 31, 2021, which included increases in Senior and Life commission revenues of $86.5 million and $16.2 million, respectively, offset by a decrease in Auto & Home commission revenue of $3.2 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 110% increase in Medicare Advantage commission revenue. Life’s $16.2 million revenue growth was driven by $14.0 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies, and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $19.0 million increase in production bonus and other revenue was primarily driven by $10.8 million in marketing development funds received for Senior and $8.4 million of advertising revenue associated with InsideResponse.

Nine Months Ended March 31, 2021 and 2020–Commission revenue increased $310.4 million, or 88%, for the nine months ended March 31, 2021, which included increases in Senior and Life commission revenues of $278.2 million and $38.5 million, respectively, offset by a decrease in Auto & Home commission revenue of $5.9 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 124% increase in Medicare Advantage commission revenue. Life’s $38.5 million revenue growth was driven by $35.2 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $48.9 million increase in production bonus and other revenue was primarily driven by $19.0 million in marketing development funds received for Senior and $28.9 million of advertising revenue associated with InsideResponse.

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

The following table presents our cost of revenue for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$71,439	$43,367	$28,072	65%	$206,605	$126,488	$80,117	63%
Percentage of total revenue	27%	29%			28%	32%

Three Months Ended March 31, 2021 and 2020–Cost of revenue increased $28.1 million, or 65%, for the three months ended March 31, 2021, primarily due to a $23.7 million increase in compensation costs driven by the growth in the number of agents within the Senior segment and to a lesser extent the Life segment to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $3.1 million for facilities, telecommunications, and software maintenance costs, and $0.9 million for licensing costs.

Nine Months Ended March 31, 2021 and 2020–Cost of revenue increased $80.1 million, or 63%, for the nine months ended March 31, 2021, primarily due to a $68.6 million increase in compensation costs driven by the growth in the number of agents within the Senior segment and to a lesser extent the Life segment to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $7.1 million for facilities, telecommunications, and software maintenance costs, and $3.6 million for licensing costs.

Marketing and Advertising

Marketing and advertising expenses consist primarily of the direct costs associated with marketing and advertising of our services, such as television and radio commercials and online advertising. These direct costs generally represent over 90% of our marketing and advertising expenses. Other costs consist of compensation and other expenses related to marketing, business development, partner management, public relations, carrier relations personnel who support our offerings, and allocations for facilities, telecommunications, and software maintenance costs. Our marketing and advertising costs increase during AEP and OEP to generate more leads during these high-volume periods.

The following table presents our marketing and advertising expenses for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Marketing and advertising	$116,690	$55,274	$61,416	111%	$298,696	$132,246	$166,450	126%
Percentage of total revenue	44%	37%			40%	34%

Three Months Ended March 31, 2021 and 2020–Marketing and advertising expenses increased $61.4 million, or 111%, for the three months ended March 31, 2021, primarily due to a $41.8 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $11.1 million in our Life segment driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $9.5 million as we increased the number of people supporting our marketing organization to produce more leads to support the growth of the business.

Nine Months Ended March 31, 2021 and 2020–Marketing and advertising expenses increased $166.5 million, or 126%, for the nine months ended March 31, 2021, primarily due to a $120.3 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $19.4 million in our Life segment driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $26.2 million as we increased the number of people supporting our marketing organization to produce more leads to support the growth of the business.

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

The following table presents our general and administrative expenses for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
General and administrative	$19,251	$6,656	$12,595	189%	$44,496	$25,779	$18,717	73%
Percentage of total revenue	7%	4%			6%	7%

Three Months Ended March 31, 2021 and 2020–General and administrative expenses increased $12.6 million, or 189%, for the three months ended March 31, 2021, primarily due to $5.3 million in higher compensation costs due to additional headcount to support the growth of the business; $4.1 million in corporate development charges, primarily related to the First Amendment, the recent acquisition of a lead distribution company, and the Secondary Offering; and $1.7 million in higher professional fees and insurance premiums.

Nine Months Ended March 31, 2021 and 2020–General and administrative expenses increased $18.7 million, or 73%, for the nine months ended March 31, 2021, primarily due to $5.6 million in higher professional fees and insurance premiums; $4.7 million higher compensation costs due to additional headcount to support the growth of the business; $4.2 million in corporate development charges, primarily related to the First Amendment, recent acquisition of a lead distribution company, and the Secondary Offering; and $3.7 million in depreciation and amortization expenses.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Technical development	$4,860	$2,865	$1,995	70%	$13,458	$9,088	$4,370	48%
Percentage of total revenue	2%	2%			2%	2%

Three Months Ended March 31, 2021 and 2020–Technical development expenses increased $2.0 million, or 70%, for the three months ended March 31, 2021, primarily due to a $2.1 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the business, offset by a $0.5 million decrease in professional fees as we decreased our cost of external application developers.

Nine Months Ended March 31, 2021 and 2020–Technical development expenses increased $4.4 million, or 48%, for the nine months ended March 31, 2021, primarily due to a $5.8 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the business, partially offset by a $2.3 million decrease in professional fees as we decreased our use of external application developers.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Interest expense, net	$(7,355)	$(9,356)	$2,001	(21)%	$(20,898)	$(16,239)	$(4,659)	29%
Percentage of total revenue	(3)%	(6)%			(3)%	(4)%

Three Months Ended March 31, 2021 and 2020–Interest expense decreased $2.0 million, or 21%, primarily as a result of decreases in interest incurred on the Term Loans and interest related to our non-recourse debt, which was terminated on June 8, 2020.

Nine Months Ended March 31, 2021 and 2020–Interest expense increased $4.7 million, or 29%, primarily as a result of increases in interest incurred on the 2019 Term Loan prior to the First Amendment, partially offset by interest related to our non-recourse debt, which was terminated on June 8, 2020.

Income Tax Expense

The following table presents our provision for income taxes for the periods presented and the dollar and percentage changes from the prior year:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Income tax expense	$7,183	$7,366	$(183)	(2)%	$32,619	$19,110	$13,509	71%
Effective tax rate	16.5%	23.7%			20.3%	23.8%

For the three months ended March 31, 2021 and 2020, we recognized income tax expense of $7.2 million and $7.4 million, respectively, representing an effective tax rate of 16.5% and 23.7%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2021, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2020, were primarily related to state income taxes, partially offset by state tax credits such as HPIP.

For the nine months ended March 31, 2021 and 2020, we recognized income tax expense of $32.6 million and $19.1 million, respectively, representing an effective tax rate of 20.3% and 23.8%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2021, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2020, were primarily related to state income taxes and non-deductible meals and entertainment expenses, partially offset by state tax credits such as HPIP.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended March 31, 2021

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$215,600	$46,400	$6,973	$(2,050)		$266,923
Operating expenses	(140,111)	(43,225)	(5,877)	(12,507)	(1)	(201,720)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$75,489	$3,175	$1,096	$(14,572)		65,188
Share-based compensation expense						(1,429)
Non-recurring expenses (2)						(4,667)
Fair value adjustments to contingent earnout obligations						(334)
Depreciation and amortization						(4,323)
Loss on disposal of property, equipment, and software						(101)
Interest expense, net						(7,355)
Loss on extinguishment of debt						(3,315)
Income tax expense						(7,183)
Net income						$36,481
(1) Operating expenses in the Corp & Elims division primarily include $9.8 million in salaries and benefits for certain general, administrative, and IT related departments and $3.2 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the recent acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering.

Three Months Ended March 31, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$107,351	$30,956	$10,442	$(145)		$148,604
Operating expenses	(61,169)	(27,462)	(8,856)	(7,059)	(1)	(104,546)
Other expenses, net	—	—	—	(4)		(4)
Adjusted EBITDA	$46,182	$3,494	$1,586	$(7,208)		44,054
Share-based compensation expense						(19)
Non-recurring expenses(2)						(1,256)
Depreciation and amortization						(2,105)
Loss on disposal of property, equipment, and software						(236)
Interest expense, net						(9,356)
Income tax expense						(7,366)
Net income						$23,716
(1) Operating expenses in the Corp & Elims division primarily include $4.3 million in salaries and benefits for certain general, administrative, and IT related departments and $2.0 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to certain board members, non-restructuring severance expenses, costs incurred with respect to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Nine Months Ended March 31, 2021

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$604,309	$125,598	$23,752	$(4,293)		$749,366
Operating expenses	(385,363)	(105,532)	(16,889)	(34,771)	(1)	(542,555)
Other expenses, net	—	—	—	(58)		(58)
Adjusted EBITDA	$218,946	$20,066	$6,863	$(39,122)		206,753
Share-based compensation expense						(3,689)
Non-recurring expenses (2)						(5,490)
Fair value adjustments to contingent earnout obligations						(1,487)
Depreciation and amortization						(11,260)
Loss on disposal of property, equipment, and software						(261)
Interest expense, net						(20,898)
Loss on extinguishment of debt						(3,315)
Income tax expense						(32,619)
Net income						$127,734
(1) Operating expenses in the Corp & Elims division primarily include $24.8 million in salaries and benefits for certain general, administrative, and IT related departments and $9.5 million in professional services fees.
(2) These expenses primarily consist of costs incurred for the First Amendment, the recent acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering as well as non-recurring compensation to a former executive, non-restructuring severance expenses, and expenses related to business continuity in response to the COVID-19 pandemic.

Nine Months Ended March 31, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$273,808	$87,543	$29,061	$(344)		$390,068
Operating expenses	(161,456)	(71,991)	(23,467)	(19,248)	(1)	(276,162)
Other expenses, net	—	—	—	(20)		(20)
Adjusted EBITDA	$112,352	$15,552	$5,594	$(19,612)		113,886
Share-based compensation expense						(9,283)
Non-recurring expenses(2)						(2,648)
Depreciation and amortization						(5,273)
Loss on disposal of property, equipment, and software						(235)
Interest expense, net						(16,239)
Income tax expense						(19,110)
Net income						$61,098
(1) Operating expenses in the Corp & Elims division primarily include $10.7 million in salaries and benefits for certain general, administrative, and IT related departments and $6.3 million in professional services fees.

(2) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, non-restructuring severance expenses, payroll costs related to the Distribution, costs incurred with respect to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Senior:
Commission revenue:
Medicare advantage	$181,040	$86,396	$94,644	110%	$493,745	$220,536	$273,209	124%
Medicare supplement	2,981	13,831	(10,850)	(78)%	23,716	27,284	(3,568)	(13)%
Prescription drug plan	449	355	94	26%	2,166	2,391	(225)	(9)%
Dental, vision, and health	4,671	2,450	2,221	91%	13,041	5,674	7,367	130%
Other commission revenue	619	221	398	180%	1,822	380	1,442	379%
Total commission revenue	189,760	103,253	86,507	84%	534,490	256,265	278,225	109%
Production bonus and other revenue	25,840	4,098	21,742	531%	69,819	17,543	52,276	298%
Total Senior revenue	215,600	107,351	108,249	101%	604,309	273,808	330,501	121%
Life:
Commission revenue:
Core	19,604	18,042	1,562	9%	58,771	55,745	3,026	5%
Final expense	20,625	6,596	14,029	213%	48,641	13,480	35,161	261%
Ancillary	1,213	604	609	101%	2,180	1,859	321	17%
Total commission revenue	41,442	25,242	16,200	64%	109,592	71,084	38,508	54%
Production bonus and other revenue	4,958	5,714	(756)	(13)%	16,006	16,459	(453)	(3)%
Total Life revenue	46,400	30,956	15,444	50%	125,598	87,543	38,055	43%
Auto & Home:
Total commission revenue	5,910	9,105	(3,195)	(35)%	21,014	26,921	(5,907)	(22)%
Production bonus and other revenue	1,063	1,337	(274)	(20)%	2,738	2,140	598	28%
Total Auto & Home revenue	6,973	10,442	(3,469)	(33)%	23,752	29,061	(5,309)	(18)%
Eliminations:
Total commission revenue	(319)	(145)	(174)	120%	(784)	(344)	(440)	128%
Production bonus and other revenue	(1,731)	—	(1,731)	NM(1)	(3,509)	—	(3,509)	NM(1)
Total Elimination revenue	(2,050)	(145)	(1,905)	1314%	(4,293)	(344)	(3,949)	1148%
Total commission revenue	236,793	137,455	99,338	72%	664,312	353,926	310,386	88%
Total production bonus and other revenue	30,130	11,149	18,981	170%	85,054	36,142	48,912	135%
Total revenue	$266,923	$148,604	$118,319	80%	$749,366	$390,068	$359,298	92%
(1) Not meaningful

Revenue by Segment

Three Months Ended March 31, 2021 and 2020–Revenue from our Senior segment was $215.6 million for the three months ended March 31, 2021, a $108.2 million, or 101%, increase compared to revenue of $107.4 million for the three months ended March 31, 2020. The increase was primarily due to a $94.6 million, or 110%, increase in MA commission revenue, $10.8 million in marketing development funds received, and $8.4 million of advertising revenue associated with InsideResponse included in production bonus and other revenue, partially offset by a $10.9 million, or 78%, decrease in MS commission revenue that was primarily due to the recognition of $9.0 million of renewal year revenue from a certain MS carrier whose contract was amended during the three months ended March, 31, 2020.

Revenue from our Life segment was $46.4 million for the three months ended March 31, 2021, a $15.4 million, or 50%, increase compared to revenue of $31.0 million for the three months ended March 31, 2020. The increase was primarily due to a $14.0 million, or 213%, increase in final expense revenue which was the result of our increased focus on selling final expense policies.

Revenue from our Auto & Home segment was $7.0 million for the three months ended March 31, 2021, a $3.5 million, or 33%, decrease compared to revenue of $10.4 million for the three months ended March 31, 2020. The decrease was primarily due to a 29% decrease in premium sold.

Nine Months Ended March 31, 2021 and 2020––Revenue from our Senior segment was $604.3 million for the nine months ended March 31, 2021, a $330.5 million, or 121%, increase compared to revenue of $273.8 million for the nine months ended March 31, 2020. The increase was primarily due to a $273.2 million, or 124%, increase in MA commission revenue, $19.0 million in marketing development funds received, and $28.9 million of advertising revenue associated with InsideResponse included in production bonus and other revenue, partially offset by a $3.6 million, or 13%, decrease in MS commission revenue.

Revenue from our Life segment was $125.6 million for the nine months ended March 31, 2021, a $38.1 million, or 43%, increase compared to revenue of $87.5 million for the nine months ended March 31, 2020. The increase was primarily due to a $35.2 million, or 261%, increase in final expense revenue which was the result of our increased focus on selling final expense policies.

Revenue from our Auto & Home segment was $23.8 million for the nine months ended March 31, 2021, a $5.3 million, or 18%, decrease compared to revenue of $29.1 million for the nine months ended March 31, 2020. The decrease was primarily due to a 14% decrease in premium sold.

Adjusted EBITDA by Segment

Three Months Ended March 31, 2021 and 2020–Adjusted EBITDA from our Senior segment was $75.5 million for the three months ended March 31, 2021, a $29.3 million, or 63%, increase compared to Adjusted EBITDA of $46.2 million for the three months ended March 31, 2020. The increase in Adjusted EBITDA was due to a $108.2 million increase in revenue partially offset by a $78.9 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $3.2 million for the three months ended March 31, 2021, a $0.3 million, or 9%, decrease compared to Adjusted EBITDA of $3.5 million for the three months ended March 31, 2020. The decrease in Adjusted EBITDA was primarily due to a $15.4 million increase in revenue offset by a $15.8 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for ancillary policies, most notably final expense policies. Adjusted EBITDA was also impacted by flexing a significant amount of our Life and Health Advisor ("LHA") agents that sell final expense policies into Senior to sell during AEP as we incurred expense to hire and train some of these agents but didn't realize the full benefit of revenue within our Life business for the quarter.

Adjusted EBITDA from our Auto & Home segment was $1.1 million for the three months ended March 31, 2021, a $0.5 million, or 31%, decrease compared to Adjusted EBITDA of $1.6 million for the three months ended March 31, 2020. The decrease in Adjusted EBITDA was primarily due to a $3.0 million decrease in operating costs and expenses partially offset by a $3.5 million decrease in revenue. Revenue was negatively impacted by our shift of agents to 1) the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand and 2) the Life segment to sell final expense policies.

Nine Months Ended March 31, 2021 and 2020–Adjusted EBITDA from our Senior segment was $218.9 million for the nine months ended March 31, 2021, a $106.6 million, or 95%, increase compared to Adjusted EBITDA of $112.4 million for the nine months ended March 31, 2020. The increase in Adjusted EBITDA was due to a $330.5 million increase in revenue partially offset by a $223.9 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $20.1 million for the nine months ended March 31, 2021, a $4.5 million, or 29%, increase compared to Adjusted EBITDA of $15.6 million for the nine months ended March 31, 2020. The increase in Adjusted EBITDA was primarily due to a $38.1 million increase in revenue partially offset by a $33.5 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for ancillary policies, most notably final expense policies.

Adjusted EBITDA from our Auto & Home segment was $6.9 million for the nine months ended March 31, 2021, a $1.3 million, or 23%, increase compared to Adjusted EBITDA of $5.6 million for the nine months ended March 31, 2020. The increase in Adjusted EBITDA was primarily due to a $6.6 million decrease in operating costs and expenses partially offset by a $5.3 million decrease in revenue. Revenue was negatively impacted by our shift of agents to 1) the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand and 2) the Life segment to sell final expense policies. Even with the slight decline in revenue, Adjusted EBITDA improved due to an increase in the mix of tenured agents who are more productive and have higher close rates.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include the proceeds from the IPO and cash and funds available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 18 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Further, while COVID-19 has caused disruptions to the economy both domestically and globally, the Company expects to maintain its financial flexibility under current market conditions. However, there is inherent difficulty in assessing the possibility of future changes that could materially alter this judgment. As such, we will continue to monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position and our liquidity needs.

As of March 31, 2021 and June 30, 2020, our cash, cash equivalents, and restricted cash totaled $369.0 million and $368.9 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Nine Months Ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(60,947)	$(42,032)
Net cash used in investing activities	(36,206)	(10,625)
Net cash provided by financing activities	97,331	135,714

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

Nine Months Ended March 31, 2021—Cash used in operating activities was $60.9 million, consisting of net income of $127.7 million and adjustments for non-cash items of $57.1 million, offset by cash used in operating assets and liabilities of $245.8 million. Adjustments for non-cash items primarily consisted of $32.5 million in deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $11.3 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $3.7 million of share-based compensation expense, and $2.9 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $251.2 million in commissions receivable and $52.9 million in accounts receivable related to the increase in approved policies partially offset by increases of $26.2 million in accounts payable and accrued expenses and $30.4 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Nine Months Ended March 31, 2020—Cash used in operating activities was $42.0 million, consisting of net income of $61.1 million and adjustments for non-cash items of $35.3 million, offset by cash used in operating assets and liabilities of $138.5 million. Adjustments for non-cash items primarily consisted of $19.1 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $9.3 million of share-based compensation expense primarily related to the Distribution, and $5.3 million of depreciation and amortization related to the additional fixed assets purchased to accommodate our growth in headcount. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $142.5 million in commissions receivable and $17.1 million in accounts receivable related to the increase in approved policies, partially offset by increases of $12.9 million in accounts payable and accrued expenses, and $6.7 million in other liabilities, primarily accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion, and capitalized salaries related to the development of internal-use software.

Nine Months Ended March 31, 2021—Net cash used in investing activities of $36.2 million was due to $6.5 million of purchases of property and equipment and $5.8 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes. Additionally, we used $24.0 million of cash related to the acquisition of a lead distribution company.

Nine Months Ended March 31, 2020—Net cash used in investing activities of $10.6 million was due to $6.2 million of purchases of property and equipment and $4.4 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of debt and equity and proceeds and payments related to stock-based compensation.

Nine Months Ended March 31, 2021—Net cash used in financing activities of $97.3 million was primarily due to $228.8 million in net proceeds from the 2021 Term Loan as a result of the First Amendment, partially offset by payments of $84.1 million related to the partial extinguishment of the 2019 Term Loan, $32.3 million of earnout for the InsideResponse acquisition, and $10.0 million for withholding taxes related to net share settlements of employee stock option awards.

Nine Months Ended March 31, 2020—Net cash provided by financing activities of $135.7 million was primarily due to $416.5 million in net proceeds from the 2019 Term Loan and $12.1 million gross proceeds from non-recourse debt, and $5.4 million in proceeds from common stock options exercised, partially offset by $275.0 million for the Distribution, $11.0 million in net payments for our revolving line of credit, which was used to fund working capital, mostly due to our seasonality around AEP, and $7.7 million and $2.1 million in debt and equity issuance costs, respectively, incurred for the 2019 Term Loan and our IPO.

Senior Secured Credit Facilities

On February 24, 2021, the Company entered into the First Amendment with certain of its existing lenders and Morgan Stanley as administrative agent. Refer to Note 8 to the condensed consolidated financial statements for further details. There were no amounts drawn under the Revolving Credit Facility or DDTL Facility as of March 31, 2021. As of March 31, 2021, there was $471.9 million outstanding under the Term Loans.

Our risk management strategy includes entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. The Company's Amended Interest Rate Swap is designated as a cash flow hedge of the interest payments on $325 million in principal of the Term Loans. Refer to Note 6 to the condensed consolidated financial statements for further details.

Contractual Obligations

As of March 31, 2021, there have been no material changes to our contractual obligations as previously described in our annual report on Form 10-K for the year ended June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of March 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1	First Amendment to Credit Agreement, dated as of February 24, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 24, 2021).
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.
May 12, 2021	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Raffaele Sadun
Name: Raffaele Sadun
Title: Chief Financial Officer