Form 10-K
period 2021-06-30
SelectQuote, Inc.
filed 2021-08-26
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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
Yes  ☐   No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2020, the last business day of our most recently completed second fiscal quarter, based on the closing price of $20.75 reported by the New York Stock Exchange on that date, was approximately $2,576,171,824. Solely for the purposes of this calculation, the Registrant has excluded shares held by the Registrant's directors and executive officers as of December 31, 2020. Such exclusion shall not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

The registrant had outstanding 163,651,332 shares of common stock as of August 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (its “2021 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high-quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with an agent whom we determine is best suited to meet the consumer’s needs. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads.

Our proprietary routing and workflow system is a key competitive advantage and driver of our business performance. Our systems analyze and intelligently route consumer leads to agents and allow us to monitor, segment, and enhance our agents’ performance. This technological advantage also allows us to rapidly conduct a needs-based, bespoke analysis for each consumer that maximizes sales, enhances customer retention, and ultimately maximizes policyholder lifetime revenues. Although we have the ability to conduct end-to-end enrollments online, our expertise and value add stems from the coupling of our technology with our skilled agents, which provides greater transparency in pricing terms and choice, and an overall better consumer experience. When customers are satisfied, their propensity to switch policies decreases, thereby improving retention rates ("persistency"), increasing policyholder lifetime values and, ultimately, optimizing and increasing the visibility of our financial performance.

Our primary source of revenue is commissions earned from selling policies on behalf of our insurance carrier partners, who compensate us through first-year and renewal commissions. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value, and which is a key component to our overall profitability.

Recent Events

Population Health

The Population Health platform went live in April 2021 and is designed to offer a one-stop shop for consumers to meet a variety of their healthcare needs. Population Health focuses on providing awareness and education for seniors to ensure the full utilization of their health benefits. We want to educate seniors not only on the benefits they already receive from their current health plans, but also to help them manage their overall healthcare needs with regular check-ins from our Customer Success Agents ("CSAs"). We believe this creates a deeper relationship with our insurance carrier customers by improving consumer health outcomes and increasing persistency; thus, reducing their overall costs.

When talking with our eligible MA patients, CSAs can perform a health risk assessment ("HRA"), providing our insurance carrier customers with valuable data points and providing a baseline for our CSAs to determine the individual needs of that consumer and how our Population Health ecosystem can best work for them.

We have partnered with leading value-based primary care ("VBC") providers such as ChenMed, Conviva, Heal, Iora Health, and Oak Street Health to serve as key partners to achieve improved patient outcomes and best-in-class service. Additionally, we have partnered with Lyft to provide seniors and other Medicare beneficiaries with access to non-emergency medical transportation.

Through SelectRx (see below), we can provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx uses a high-touch, technology-driven approach to achieve improved medication adherence and superior customer service. SelectRx has developed an innovative pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time.

In order to strategically evaluate potential partnerships and acquisitions to benefit the Population Health patient ecosystem, we have formed SelectQuote Ventures, Inc. (“SVI”). SVI focuses on innovative, market-leading, consumer-oriented healthcare businesses with high growth potential. SVI's first acquisition was Express Med Pharmaceutical Inc., as discussed in more detail below.

Acquisitions

•InsideResponse, LLC—On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse, an online marketing consulting firm we previously purchased leads from, for an aggregate purchase price of up to $65.0 million.

•Lead distribution company—On February 1, 2021, we acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million.

•Express Med Pharmaceutical Inc.—On April 30, 2021, through SVI, we acquired 100% of the outstanding shares of Express Med Pharmaceutical Inc. (doing business under the name "SelectRx"), a leading specialty pharmaceutical distributor, for an aggregate purchase price of up to $24.0 million.

Refer to Note 2 to the consolidated financial statements for further details on the acquisitions.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. With social distancing measures implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all of our agents and other employees. Our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment without any material impacts to our business, financial or otherwise, highlighting the resilience of our business model. We believe that a business like ours is well-suited to navigate an environment in which consumers are particularly focused on healthcare issues and mortality and social distancing requirements push consumers to conduct business remotely, while the underlying demand dynamics for our core products remained unchanged. We further believe that our remote agent platform and our commission-based agent compensation model continue to provide agents with productivity incentives and a stable and attractive source of income, thereby allowing us to continue to retain and attract agents. Further, as consumers have continued to become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.

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

Founded over 35 years ago as what we believe was the first DTC term life insurance exchange platform in the United States, our technology-driven, differentiated model allows consumers to easily compare pricing and policy options from over 50 of the nation’s leading insurance carriers. Working in tandem, our agents and technology systems are the foundational pillars of our business. Our highly trained licensed agents are subject matter experts in the products they sell, and this, in combination with our purpose-built software and business process, differentiates the service we provide to consumers relative to other insurance distributors or “online only” offerings. We believe providing personalized advice and guidance from policy research to enrollment is a key differentiator in the senior health market as consumers tend to prefer or require more personalized attention to navigate increasingly complex and ever-changing coverage options. Our agents are trained to offer unbiased advice in order to be more aligned to the specific needs of each customer.

As one of the few technology-enabled distributors of scale in our end markets, we believe that we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance distribution landscape. Under the traditional insurance distribution model, consumers are often unaware of their full range of coverage options and are at risk of receiving opaque, “one size fits all” recommendations primarily intended to maximize agent commissions over their needs. In contrast, the insurance distribution landscape today is one in which consumers of insurance demand greater choice, seek more transparency in pricing, and use the internet to self-research their insurance options. Recent technological innovations, including the proliferation of smart mobile devices as a means of consumer purchasing, consumer demand for price transparency and comparison shopping, and the development of machine learning for business applications, continue to transform the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and increasingly comfortable shopping online. We believe our ability to offer multiple carriers’ policies, proprietary technology platform, vast datasets and use of machine learning in key aspects of our business positions us well to take advantage of these consumer trends.

Direct distribution is becoming an increasingly important part of the overall distribution strategies of insurance carriers as they drive to lower customer acquisition costs. Internet and mobile devices enable distributors to target and reach consumers directly in a highly controlled and efficient manner. Our software allows our agents to have more effective interactions with customers, driving agent productivity and sales volumes and providing an attractive distribution alternative for our insurance carrier partners. While traditional insurance distributors use a time-intensive, in-person purchasing process, consumers are increasingly researching insurance policies for their needs online and, ultimately, purchasing through direct channels. Platforms like ours are well positioned to serve these customers as we allow consumers to compare insurance in a transparent manner, without having to solicit individual quotes from carriers in the market or rely on the options presented by a traditional insurance distributor and to do so from the comfort of their homes.

Our systems allow us to gain valuable insights from the rich sources of consumer information we have gathered over three decades, and we use data analytics and proprietary algorithms to enhance our sales and marketing strategies in an effort to maximize our return on our marketing spend and enhance our agents’ close rates. As we have grown, we have continued to gather valuable data that has allowed us to further enhance our algorithms. Accordingly, we have been able to improve our lead acquisition efficiency and scoring and workflow processing capabilities, which has enabled us to serve customers more efficiently and has improved the value proposition we offer to our insurance carrier partners. As our value proposition has grown, our insurance carrier partners have come to rely more on our distribution capabilities and have collaborated with us more deeply in product design, helping fuel our growth. We expect this virtuous cycle to continue as we execute on our mission. Furthermore, with the introduction of our Population Health platform, we are capitalizing on the adaptability of our proprietary technology to improve patient outcomes and to deepen the relationship with our insurance carrier partners.

Our Agents

Our agent force is one of two foundational pillars that support our business. The insurance products we sell are often complicated, and each consumer has different needs. We believe the most effective method for matching products with each consumer’s needs requires the attention of highly trained and skilled agents, and we believe this training and expertise differentiates us from the traditional distribution model. Each of our lines of business has dedicated licensed agents who are subject matter experts in that line, which allows them to provide deep expertise and helpful advice that are specific to a client’s needs. We have developed what we believe is a best-in-class talent management system that allows us to recruit from across the United States and build and retain top agents. We provide each new agent with up to 10 weeks of proprietary in-house training, which is later supplemented by ongoing training during the agent’s full-time employment. Our training is designed to ensure that every agent is well-equipped with a deep understanding of the products they sell and the customer service and sales skills necessary to best service the customer. A goal of ours is that every agent in whom we invest will build a long and rewarding career with us.

Our need for agent capacity is seasonal, peaking during the Annual Enrollment Period (“AEP”) and remaining elevated during the Open Enrollment Period (“OEP”). We hire additional “flex” agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior segment to our Life and Auto & Home segments during non-AEP/OEP periods. Our flex agents undergo up to 10 weeks of proprietary in-house training, further supplemented by additional training. We continuously assess flex agent performance throughout AEP and OEP. The majority of our flex agents that we regard as high performers during this period move on to become “core” agents or accept other roles with us. This opportunity to assess flex agent performance before offering a permanent role within the Company is an important factor in placing employees in the right roles over the long term, which allows us to maintain our strong agent productivity and helps create a positive career path leading to strong employee engagement, as evidenced by multiple awards of “Best Places to Work.” In fact, based on our past experience, average agent productivity increases by approximately 40% in an agent’s second AEP.

Our agents are segmented into multiple levels based on their productivity, with the most productive agents given first access to the highest quality leads. In our Senior segment, level one agents demonstrate higher productivity and higher close rates than similarly situated Senior agents in levels below them. In addition, we experience much lower agent attrition with our top-level agents. Essentially, this process allows us to match a lead with the appropriate agent and to optimize our agent’s most valuable asset: time. Each agent guides the potential customer through tailored policy options and provides education on complex senior health, life, and auto & home products, thereby helping consumers select the option that best suits their needs and circumstances. This personalized approach enhances the customer experience, and when customers are satisfied, their propensity to switch policies decreases, which extends the renewal revenue stream paid to us by our insurance carrier partners and enhances the lifetime value of policyholder relationships. Our processes and technologies come together to drive strong economic results, allowing us to reward top agents with market-leading pay.

In addition to the agents for our core businesses, we are adding CSAs to help our consumers on the Population Health platform. These agents enroll members into this free service, explain the benefits of their Medicare plan, complete HRAs for the insurance carriers, and based on interest and their Medicare plan, can introduce them to a VBC provider in their area. Our agents are also proactive in their outreach throughout the year which creates a deeper relationship with our consumers.

Our Technology

Technology is the second foundational pillar that supports our business. Our proprietary technology permeates our business process, from lead generation to scoring and routing, product selection and eventually to customer conversion, post-sale management, and cross-selling opportunities. Applying information gathered since our founding more than 35 years ago to drive sophisticated attribution modeling, we have continued to optimize our decision-making and advance our goal of maximizing policyholder lifetime value and profitability

Lead Acquisition: We utilize a broad policyholder acquisition funnel strategy, generating new business leads through a wide variety of online and offline marketing channels, such as search engine, television, radio advertising and third-party marketing partners. Our software continuously monitors the cost of acquiring customers and uses our algorithm to dynamically adjust our bids for specific leads based on our expectation of the lead’s lifetime value. As we continue to operate, these algorithms feed a vast and ever growing pool of millions of data points, which, with the assistance of our team of highly skilled data scientists, enhances our ability to more accurately estimate a new lead’s lifetime value and enables us to make more informed decisions when generating leads. Our data science team creates algorithms that support lead buying, scoring and routing and consumer lifecycle management of closed leads. We believe what sets us apart from our competitors is our more than 35 years of proprietary data that our data scientists use as part of our bidding strategy for purchased leads, grouping phone and web leads by likelihood to purchase specific products, scoring phone and web leads using historical performance of similar leads based on demographics, tiering leads for routing to the corresponding agent levels, and performing predictive analysis of current customers’ retention rates or “persistency.”
Lead Management & Routing: Regardless of how a lead is generated, our proprietary software will score the lead in real time on a scale of 1 to 10 based on multiple factors, then route the lead to the most appropriate level of agent to maximize expected policyholder lifetime value. This works in tandem with our customized, purpose-built lead routing and workflow management technology, Get A Lead (“GAL”). Based on lead score, agent level, and agent availability, GAL uses a “rapid fire approach” to quickly assign these leads to a licensed agent. We believe that our use of proprietary technology to monitor, segment and enhance agent performance, such as through real-time lead routing to the most effective agents, is a key competitive advantage and driver of our business performance.

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

SelectQuote Senior (“Senior”), our fastest-growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug plan, dental, vision and hearing, and critical illness products. We represent approximately 20 leading, nationally recognized insurance carrier partners, including Humana, UnitedHealthcare, and Aetna. MA and MS plans accounted for 78%, 77%, and 74% of our approved Senior policies for the years ended June 30, 2021, 2020, and 2019, respectively, with ancillary policies, including prescription drug and dental, vision and hearing ("DVH") plans, accounting for the majority of the remainder. Additionally, InsideResponse and Population Health are reported under the Senior segment.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.0 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term and permanent life policies (together referred to as "core"), final expense policies, and other ancillary products such as critical illness, accidental death, and juvenile insurance (together referred to as "ancillary"). We represent approximately 18 leading, nationally recognized insurance carrier partners, with many of these relationships exceeding 15 years. Core life policies accounted for 45%, 67%, and 84% of new premium within the Life segment for the years ended June 30, 2021, 2020, and 2019, respectively. Final expense policies accounted for 53%, 31%, and 14% of new premium for the years ended June 30, 2021, 2020, and 2019.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison-shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling, fire, and other ancillary insurance products underwritten by approximately 27 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 79%, 78%, and 75% of new premium within the Auto & Home segment for the years ended June 30, 2021, 2020, and 2019, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

Our Partners

We maintain long-standing, deeply integrated relationships with over 50 of the nation’s leading insurance carriers, who have some of the industry’s most widely recognizable brands, including approximately 20 insurance carrier partners in our Senior segment, approximately 18 insurance carrier partners in our Life segment, and approximately 27 insurance carrier partners in our Auto & Home segment. During our most recent fiscal years, our primary insurance carrier partners in our Senior segment were carriers owned by Humana, UnitedHealthcare, Aetna, and Wellcare, the primary insurance carrier partners in our Life segment were Pacific Life and carriers owned by Prudential and Mutual of Omaha, and the primary insurance carrier partners in our Auto & Home segment were Travelers, Safeco, and Allied/Nationwide. These high-quality relationships have resulted in strong insurance carrier retention rates and the fact that we have never been dropped by an insurance carrier partner. We believe carriers see our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own models, and provide us, in some cases, with marketing development funds as additional compensation to deliver policies. Marketing development funds are similar to production bonuses in that they are based on attaining various predetermined target sales levels or other agreed-upon objectives for individual insurance carrier partners. Our insurance carrier partners are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate significant revenues directly from the consumers to whom we sell insurance policies on behalf of our insurance carrier partners.

Separate from our comparison-shopping platform, we have established several carrier-specific sales platform arrangements with several of our insurance carrier partners, which we call “pods.” These arrangements give us access to various marketing assets from our insurance carrier partners, such as use of the insurance carrier’s brand, which allows us to target customers for specific insurance carrier partners to give us access to incremental sales volume. Consumers directed to a pod agent come from either leads that are not branded as SelectQuote or come directly from an insurance carrier-affiliated channel. Our software assigns a propensity score to unbranded leads, potentially assigning those with a high propensity to purchase from a specific carrier to that carrier’s pod. The number of insurance carrier partners with which we have pod relationships can vary quarter to quarter depending on the insurance carrier partner and the segment.

For Population Health, we are currently partnering with VBC providers such as ChenMed, Conviva, Heal, Iora Health, and Oak Street Health, along with other partners such as Lyft.

Our Market Opportunity

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Additionally, we estimate that the total addressable market for healthcare services provided by Population Health is in excess of $1 trillion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends. We base our market opportunity estimates on third-party demographic data, our historical policy revenue experience and customer retention expectations. According to the Kaiser Family Foundation, there were over 60 million Medicare beneficiaries in 2020. We believe this addressable market, which is the core focus of the products we distribute, presents an annual commission revenue opportunity of approximately $30 billion for our Senior segment. The products marketed by our Life and Auto & Home segments also address large markets that present annual commission revenue opportunities of approximately $105 billion and

$47 billion, respectively, which present us with additional opportunities for growth. In each of our three segments, we estimate our market share to be less than 2.5%, and we believe we can benefit from greater market penetration in addition to underlying market growth. Within Population Health, we estimate the U.S. Pharmaceutical total addressable market to be over $500 billion and the Medicare Advantage Value-Based Care total addressable market to be over $600 billion. Additionally, low patient engagement and limited health care literacy leads to worse patient outcomes and higher costs with 8.9% of all Medicare spending in 2014 being on potentially preventable conditions, according to the Journal of General Internal Medicine. Population Health aims to positively impact these efforts focusing on improved medication adherence, health literacy and engagement in best-in-call healthcare services.

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 12.9% in 2010 to 15.2% in 2016 and reached 15.6% in 2020, according to the United States Census Bureau. On average, 10,000 “Baby Boomers” are expected to turn 65 every day, or nearly 4 million per year, for the next 10 years. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 59.9 million in 2018 (up from 45.5 million in 2008 and 52.5 million in 2013), to approximately 68.4 million in 2023 then rising to 76.7 million by 2028, according to CSG Actuarial.

Not only is the population of people age 65 and higher growing, but according to Pew Research Center, internet usage within this group has also risen, with 75% using the internet in 2021 compared to 40% in 2009. This group is also transacting more online, with 55% of people age 65 and higher making online purchases monthly according to SheerID, and accessing online health resources, with 68% doing so according to the Journal of Medical Internet Research. According to the International Journal of Health Policy and Management, seniors have the lowest health literacy levels with 46% of the population 65 and over needing help understanding their benefits once they’ve chosen a plan, and 42% believing better understanding their benefits would empower them to better manage their health.

Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. CSG Actuarial estimated that, at the end of 2019, there were approximately 23 million Medicare Advantage enrollees, representing approximately 38% penetration of the Medicare market. According to LEK Consulting, by 2025, the number of Medicare Advantage enrollees is expected to swell to approximately 37 million, representing a 47% penetration rate of the Medicare market. LEK Consulting projects that Medicare Advantage products will reach 60% to 70% penetration between 2030 and 2040, highlighting the pace with which this already large segment of the Medicare market is growing. The chart below illustrates the historical and projected increase in Medicare Advantage and Medicare Supplement enrollment compared to total Medicare enrollment, according to CSG Actuarial.

The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base. Despite our scale, we account for only a fraction of the total market for Medicare Advantage and Medicare Supplement plans, with only 0.5 million of the 35.7 million total enrollment for such plans in 2018, providing ample opportunity for growth. From 2019 to 2020, our Medicare Supplement and Medicare Advantage active policy count grew 79.6%, or 37.9 times the 2.1% growth in total Medicare enrollment over the same time frame, according to CSG Actuarial. Accordingly, we can benefit not only from broad growth in Medicare and the increasing penetration of Medicare Advantage plans, but we can also achieve growth through market share gains in the distribution of Medicare Advantage and Medicare Supplement products. We can also grow through our offering of ancillary and non-insurance products targeting the senior market.

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

Population Health

Population Health is a free membership program focused on awareness, education and facilitation of key Medicare Advantage plan benefits, ultimately leading to healthier outcomes and lower overall system costs. Population Health provides an actively managed, high-touch patient experience focused on i) improving patient engagement and health literacy to access more benefits through tailored education, ii) simplifying the healthcare journey through personalized solutions, and iii) facilitating better healthcare options through strategic, value- based primary care partnerships. Population Health can connect individuals to prescription drug savings and management, primary care coordination, mental health and wellness programs free rides to doctor’s appointments, and more.

SelectRx

SelectRx is a full-service, closed door pharmacy specializing in education, medication management and prescription adherence. SelectRx focuses on patients with chronic, complex conditions, taking multiple medications, providing a personalized and simplified pharmacy experience to help individuals take control of their health. With SelectRx, medications are synced up to a monthly cycle, packed in easy to use dosage packets pre-sorted for day and time, delivered directly to the consumer’s door. The consumer receives an in-depth medication consultation when they first become a customer and ongoing check-ins after that to ensure: the health needs are met, they are receiving all of the free resources available, and they understand the benefits of the medication(s) and how they work together.

Our Competitive Strengths

Leading technology-based sales platform. Our primary focus is to provide best-in-class service to bring policyholders value through greater choice and transparency. Since 1985, we have helped over three million policyholders save time and money on critical insurance purchases. Since our founding in 1985, we have been pioneers of insurance distribution, and, through our technology-driven sales model, we believe we are well placed to support policyholders and insurance carrier partners as consumers continue shifting toward online channels to make purchasing decisions for their insurance needs. We believe that our data and our technology are key competitive advantages and drivers of our business performance. We continue to upgrade and optimize our technology as new opportunities are identified by our Information Technology and Analytics teams. SelectCare is our core overarching proprietary customer relationship management (“CRM”) and parent system with phone bank, sales enablement / workflow optimization and reporting tools. SelectCare is a customized system that uses various algorithms to score leads, route them to agents and organize each agent’s work day, with the objective of maximizing return on investment. Operating within SelectCare are the following purpose-built systems:

•SelectBid: Advanced, data-enriched lead scoring and purchasing tool that provides real-time feedback to help us determine which consumers and campaigns are generating the most valuable opportunities, allowing us to optimize marketing spend.

•Get A Lead: Customized, purpose-built lead routing and workflow management technology based on lead quality, agent performance and agent availability. GAL uses a targeted approach to rapidly assign consumers to a licensed agent.

•Automated Rate Calculator (“ARC”)/Automated Quote Engine (“AQE”): Real-time quoting and underwriting applications integrated directly into carrier systems. ARC and AQE allow us to build quotes for potential customers in real time based on specific carrier underwriting requirements and risk tolerances.

•SelectQuote Revenue Tracking System: Fully integrated, proprietary revenue tracking and financial reporting tool that also supports financial and customer falloff/retention prediction algorithms, allowing for real-time workflow and actions with our customer service teams.

We currently utilize data science across all of our key business functions and systems, and our sophisticated algorithms benefit from years of data accumulation and analysis, which are continuously enriched with new data and refined by our in-house data science team. Our algorithms are informed by data accumulated through our operating history, which includes approximately 32 million leads and over 1 billion data points in our database. Our focus on data quality ensures our data scientists can draw deep insights as accurately and efficiently as possible. Our complex regression and machine-learning models drive marketing spend and lead purchasing, scoring and routing, sales execution and post-sale customer engagement, all to further our goal of maximizing policyholder lifetime value. As we continue to grow, we will naturally acquire more data that will continue to better inform our decision-making.

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

Strong brand awareness. We were founded over 35 years ago as what we believe was the first DTC term life insurance exchange platform in the U.S. Over this time, we have built a highly successful and recognizable household brand. We continue to enhance our visibility with advertisements on nationwide television networks (including CNN, Fox News and ESPN) and radio outlets, while also maintaining a strong online presence through our market-leading comparison websites, complemented by search engine advertising and a social media presence (Facebook, YouTube, etc.). There is also meaningful potential for us to leverage our strong brand awareness for intragroup cross sales and expansion into adjacent products and markets that further enhance revenue.

Ability to attract and retain productive, career-based agent force. We believe that a technology-enabled agent-based distribution model generates superior return on investment and policyholder lifetime value relative to solely web-based or traditional distribution models. As a result, we have built processes that allow us to attract, train and retain top talent, and to grow our agent force. Our sophisticated recruitment engine is employed across our six major city center locations and nationally with our remote agent capability and involves personality tests, multiple interviews and final approval by a senior manager. Seasonally, we utilize flex agents in our Senior segment for AEP and OEP to capitalize on the heightened activity during these windows. The use of flex agents allows us to identify top-performing agents, who will ultimately be transitioned to core agents or other roles at the Company following OEP. The fact that we offer our flex agents multiple career paths gives us a strategic advantage in recruiting highly talented individuals. Many of our top-producing core agents previously served as flex agents. These recruiting and development processes lead to agent productivity rates that we believe are materially above the industry norm, allowing us to offer competitive compensation packages and attractive career paths. This results in a virtuous cycle, which we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new agents.

Diverse product offering. At our inception, we specialized in the distribution of term life insurance products. Since then, in addition to introducing a range of other life insurance products, SelectQuote expanded into the fast-growing senior health insurance market (in 2010) and auto & home insurance market (in 2011). Our three product segments are a natural fit with consumer insurance and healthcare needs across different life stages. We believe we are unique among insurance distributors for our diverse product range, which provides us with greater stability as demand for certain products fluctuates over the calendar year, and over longer periods of time. Today we provide consumers with access to over 40 products sourced from over 50 carriers.

Deep and broad insurance carrier partnerships. We are a key distribution partner for over 50 of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept onto our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2021, we sold over 625,000 policies for our Senior insurance carrier partners and produced more than $223 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2020, we sold more than 315,000 policies for our Senior insurance carrier partners and produced more than $180 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2019, we sold more than 160,000 policies for our Senior insurance carrier partners and produced more than $145 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing policyholder lifetime value, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our Quality Assurance team to ensure that we are complying with Centers for Medicare & Medicaid Services (“CMS”) rules and regulation, telemarketing regulations, carrier internal requirements and that the agents are meeting certain quality metrics that we deem important. Our compliance record and efficiency have led insurance carriers to partner with us on another key value proposition—our insurance carrier dedicated agent pods. These pods deepen our relationship with these insurance carrier partners and enable us to sell more policies. Pod marketing is specific to each individual pod and is separate from SelectQuote’s comparison shopping platform. This ensures a SelectQuote lead always gets presented with the comparison shopping platform.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2021, our dedicated CCA team, which we launched four years ago, was comprised of 173 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of AEP to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of more than 35 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

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

•Technology, data, and analytics to optimize our marketing and lead acquisition spend;

•Our pod offerings, which offer an opportunity to earn economics on a more favorable basis than our broader comparison shopping platform; and

•Population Health, which allows us to deepen our relationship with our insurance carrier customers by increasing persistency and improving health outcomes for the consumers, thereby reducing the carriers' costs.

Increase the size and enhance the productivity of our agent force. Agents and their productivity are a key element of our ability to distribute policies and earn commission revenue. We intend to continue to invest in our agent force, widening our recruiting funnel through our new remote agent program as well as selectively expanding our physical offices and growing our agent ranks. We intend to continue to invest in training, technology and widening our product offering, all of which enable our agents to be more productive. In doing so, we believe we will be able to offer more rewarding career opportunities for our agents, which should further enhance our ability to grow our agent force. With the addition of Population Health and SelectRx. this has increased our career opportunities for agents.

Deepen consumer penetration and drive cross-selling opportunities. We are highly focused on the consumer experience and believe that customer satisfaction is a key driver to maximizing cross-sell opportunities and repeat business. We believe there are natural synergies across our portfolio of products, and we are focused on increasing cross-sell across our existing customer base. Our success cross-selling ancillary products (e.g., dental, vision and hearing, prescription drug plans and fixed indemnity) to our clients is improving and we continue to look at ways to broaden our cross-selling opportunities. Within our Auto & Home segment, we have been successful in bundling products (selling multiple products to the same customer). Our agents sold policies to approximately 30,000 customers over each of the last three years with bundle rates of 51%, 51%, and 47%, for the years ended June 30, 2021, 2020, and 2019, respectively, which we believe are significantly higher than industry averages. A large and relatively untapped opportunity is to deepen cross-sell of products to customers across our three segments, and we are currently employing technology and data designed to enable us to better track the customer life journey to allow us to identify and better execute on this opportunity. While Population Health is a free service, we believe it helps us deepen our consumer relationships, which in turn creates a better opportunity for renewals and cross-selling opportunities.

Deepen and broaden our insurance carrier partnerships. We are selective with the carriers that we choose to do business with and seek to maintain a balance between offering consumers choice, while sustaining a meaningful relationship with carriers to ensure we are able to get the best terms for consumers. We continuously evaluate our insurance carrier partner panel and have the ability to quickly accommodate new insurance carrier relationships and new products from existing carriers. Our focus on offering high-quality products has resulted in strong retention rates, increasing the value of our distribution model to insurance carrier partners. The Population Health platform deepens our relationships with our insurance carrier partners even further.

Introduce new products. We have an attractive and scalable platform with strong policyholder acquisition capabilities, backed by flexible systems that can be leveraged to introduce new product offerings to consumers. We also have established relationships with major carriers that are familiar with our business model, providing a natural advantage for sourcing new product opportunities. We currently offer over 40 products on behalf of our insurance carrier partners to consumers and continuously evaluate new product opportunities, including simplified annuities, retirement solutions and other financial services products.

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

Employees

We are united by our mission to provide solutions that help consumers with their overall financial well-being and protect their most valued assets: their families, their health and their property, and our employees and agents are vital to achieving this mission. In order to continue to provide consumers with effective and convenient innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees and agents. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a performance-based, meritocratic organization where everyone feels empowered to do to their best work, and give employees the opportunity to give back to their communities and make a social impact.

As of June 30, 2021, we employed a total of 1,356 core agents with no flex agents across our Senior, Life, and Auto & Home segments and approximately 1,944 non-agent full-time equivalent employees. During AEP, we typically hire additional full-time employees. During the 2021 AEP, we hired approximately 3,000 additional employees, the majority of which were flex agents. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

Regulation

The sale of insurance products is a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as being, subject, directly or indirectly, to U.S. federal, state, and foreign laws and regulations. We are affected by laws and regulations that apply to the insurance industry, as well as those applying to businesses operating on the internet and businesses in general. This regulatory landscape includes a continually expanding and evolving range of laws, regulations, and standards that address financial services; information security; data collection, protection, and privacy; consumer protection; false claims; and compliance with applicable anti-money laundering, securities, and antitrust regulations, among other things. We are also required to comply with various laws and regulations governing Medicare providers, pharmacies, and providers of pharmacy care services, as well as laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the internet.

Insurance Regulations. We are a licensed insurance producer in all 50 U.S. states and the District of Columbia. Insurance is highly regulated by the states in which we do business, and we are required to maintain various licenses and approvals and comply with related restrictions and requirements. Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities and, should we fail to retain our licenses, our business and results of operations could be adversely affected.

In particular, our Senior segment is subject to a complex legal and regulatory framework, including laws and regulations governing the marketing and sale of Medicare plans and regulations relating to anti-fraud and abuse, false claims, anti-kickbacks, beneficiary inducement, prohibited referrals, inappropriate reduction or limitation of health care services, and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers, and consumers. The regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans change frequently, and such changes, including changes to CMS guidance applicable to our Senior segment or the interpretation and enforcement thereof, could cause healthcare providers or state departments of insurance to object to or decline to approve certain aspects of our marketing materials and processes.

Pharmacy and Pharmacy Care Services Regulation. As a result of our acquisition of Express Med Pharmaceuticals, Inc. (now SelectRx) and the launch of Population Health, we are now subject to various state and federal laws and regulations governing pharmacies and providers of pharmacy care services, including applicable Medicare provider regulations, state and federal anti-kickback laws, and regulations governing the labeling, packaging, advertising, and adulteration of prescription drugs. As a dispenser of controlled substances, SelectRx is also subject to certain licensing and registration requirements of both state and federal regulatory authorities, including the U.S. Drug Enforcement Administration (DEA) and various state controlled substance authorities. SelectRx is also required to comply with certain laws and regulations of the states in which it provides home delivery services, including the requirements of some states to register with the state board of pharmacy.

Federal and state legislators regularly consider new regulations for the industry, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies; the development and use of formularies and other utilization management tools; the use of average wholesale prices or other pricing benchmarks; pricing for specialty pharmaceuticals; limited access to networks; and pharmacy network reimbursement methodologies, any of which could materially affect current industry practices.

Federal Privacy, Security, and Data Standards Regulation. We are subject, whether directly or indirectly, to numerous federal laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and the Gramm-Leach-Bliley Act ("GLBA") establish privacy, security and breach reporting standards that, among other things, limit the use and disclosure of certain individually identifiable health information and require the implementation of administrative, physical and technological safeguards to protect such information. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts with customers, we are permitted to use and disclose protected health information ("PHI") to provide our services, and for certain other limited purposes; however, other uses and disclosures of PHI, such as in marketing communications, require written authorization from the patient or must meet an exception specified under the applicable privacy regulations. If we were found to have breached our obligations under HIPAA, GLBA, or certain federal consumer protection laws, we could be subject to enforcement actions by the U.S. Department of Health and Human Services, the Federal Trade Commission, and other state and federal health regulators and face various claims from private plaintiffs, including class action law suits.

State Privacy and Security Regulations. Our privacy and security practices may be affected by various state privacy laws, including statutes designed to implement certain GLBA provisions and other laws and regulations governing the use, disclosure, and protection of social security numbers, credit card account data, PHI, and other personally identifiable information. Many states have recently adopted laws or regulations of this nature, including New York, whose cybersecurity regulation for financial services companies requires entities under the jurisdiction of the New York Department of Financial Services (“NYDFS”), including insurance entities, to establish and maintain a cybersecurity program designed to protect private consumer data. The Insurance Data Security Model Law (the “Cybersecurity Model Law”) adopted by the National Association of Insurance Commissioners (“NAIC”) is functionally similar to the NYDFS rule and is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states that have adopted the law.

Our privacy and security practices related to personally identifiable information, including information related to consumers and care providers, may also be affected by various state consumer protection laws. Different approaches to state privacy and insurance regulation and varying enforcement philosophies may materially increase our costs associated with standardizing and delivering our products and services across state lines.

Other Regulations. The United States also regulates marketing by telephone and email, and the laws and regulations governing the use of emails and telephone calls for marketing purposes continue to evolve. Further, changes in technology, the marketplace, or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. The Telephone Consumer Protection Act prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We may be required to comply with these and similar laws, rules and regulations.

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

Seasonality

Our business is seasonal with 38% of our revenue for the year ended June 30, 2021, generated during our second quarter. This is driven by the size and seasonality of our Senior segment, which generated 43% of its revenue during the second quarter. AEP is the main driver of this seasonality and we meet this seasonal demand by hiring flex agents in our first quarter and training them for up to 10 weeks before they start selling during AEP in the second quarter.

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

Available Information

Our website address is www.selectquote.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or in deciding whether to purchase shares of our common stock. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, we use the terms “SelectQuote,” the “Company,” “we,” “us” and “our” in this report to refer to SelectQuote, Inc. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Risk Factor Summary

Risks Related to Our Business and Industry

•We currently depend on a small group of insurance carrier partners for a substantial portion of our business. Our business may be harmed if we lose our relationships with these partners or fail to develop new insurance carrier relationships.

•Changes in the health insurance market or in the variety, quality and affordability of the insurance products offered by our carrier partners could harm our business, operating results, financial condition and prospects.

•Systemic changes in our carrier partners’ sales strategies or underwriting practices could reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our distribution platform.

•Insurance carriers can offer products and services directly to consumers or through our competitors.

•Our business is substantially dependent on revenue from our Senior health insurance carrier partners.

•If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business, operating results, financial condition and prospects could be materially and adversely affected.

•Risks from third-party products could adversely affect our businesses.

•If our ability to enroll individuals during AEP and OEP is impeded, our business will be harmed.

•Our business is dependent on our obtaining a large quantity of quality insurance sales leads in a cost-effective manner and our ability to convert sales leads to actual sales of insurance policies.

•We rely on data provided to us by consumers and our insurance carrier partners to improve our technology and service offerings, and if we are unable to maintain or grow such data, or if the data provided to us by consumers is inaccurate, we may be unable to provide consumers with an insurance shopping experience that is relevant, efficient and effective, which could adversely affect our business.

•We depend upon internet search engines to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines on a cost-effective basis our business, operating results, financial condition and prospects could be harmed.

•We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results, financial condition and prospects.

•Operating and growing our business may require additional capital, which may not be available to us.

•If we fail to protect our brand, our ability to expand the use of our agency services by consumers may be adversely affected.

•Seasonality may cause fluctuations in our financial results.

•Our operating results will be impacted by factors that affect our estimate of the constrained lifetime value of commissions per policyholder.

Risks Related to Our Intellectual Property and Our Technology

•If we are unable to adequately protect our intellectual property, our ability to compete could be harmed.

•Our business depends on our ability to maintain and improve the technological infrastructure that supports our distribution platform, and any significant disruption in service on our platform could result in a loss of consumers, which could harm our business, brand, operating results, financial condition, and prospects.

•Potential changes in applicable technology and consumer outreach techniques could have a material and adverse effect on our operating results, financial condition and prospects.

•We rely on third-party service providers that provide the infrastructure for our technological systems, and any failure to maintain these relationships could harm our business.

•Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or those of our insurance carrier partners or third-party service providers.

•We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and harm our business.

Risks Related to Laws and Regulation

•Laws and regulations regulating insurance activities are complex and could have a material and adverse effect on our business and may reduce our profitability or limit our growth.

•Our Senior segment is subject to a complex legal and regulatory framework, and non-compliance with or changes in laws and regulations governing the marketing and sale of Medicare plans could harm our business, operating results, financial condition and prospects.

•Our businesses providing pharmacy care services face additional regulatory and operational risks.

•Our business may be harmed by competition from government-run health insurance exchanges.

•Changes and developments in the regulation of the healthcare industry and the health insurance system and markets could adversely affect our business.

•Our business may be harmed if we do not market Medicare plans effectively or if our website and marketing materials are not timely approved or do not comply with legal requirements.

•Our communications with potential and existing customers are subject to laws regulating telephone and email marketing practices. Our business could be harmed if we are unable to contact consumers or market the availability of our products by telephone.

General Risk Factors

•Our quarterly and annual operating results or other operating metrics may fluctuate significantly and may not meet expectations of analysts, which could cause the trading price of our common stock to decline.

•We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

•We do not intend to pay dividends in the foreseeable future.

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

We may decide to terminate our relationship with an insurance carrier partner for a number of reasons, and the termination of our relationship with an insurance carrier could reduce the variety of insurance products we distribute. In connection with such a termination, we would lose a source of commissions for future sales and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if in the future we fail to develop new insurance carrier relationships or offer consumers a wide variety of insurance products.

We also may lose the ability to market and sell Medicare plans for our Medicare plan insurance carrier partners. The regulations for selling senior health insurance are complex and can change. If we or our agents violate any of the requirements imposed by the CMS, state laws or regulations, an insurance carrier may terminate our relationship, or CMS may penalize an insurance carrier by suspending or terminating that carrier’s ability to market and sell Medicare plans. Because the Medicare products we sell are sourced from a small number of insurance carriers, if we lose the ability to market one of those insurance carriers’ Medicare plans, even temporarily, or if one of those insurance carriers loses its Medicare product membership, our business, operating results, financial condition and prospects could be harmed.

We currently depend on a small group of insurance carrier partners for a substantial portion of our business. If we become even more dependent on a limited number of insurance carrier partners, our business and financial condition may be adversely affected.

We derive a large portion of our revenues from a limited number of insurance carrier partners. For example, carriers owned by UnitedHealthcare, Humana, and Wellcare accounted for 24%, 19%, and 15%, respectively, of our total revenue for the year ended June 30, 2021, carriers owned by UnitedHealthcare, Humana, and Aetna accounted for 26%, 18%, and 11%, respectively, of our total revenue for the year ended June 30, 2020; and carriers owned by Humana, UnitedHealthcare, and Aetna accounted for 23%, 14%, and 12%, respectively, of our total revenue for the year ended June 30, 2019. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become more dependent on even fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

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

•traditional insurance agents or brokers; and

•field marketing organizations.

New competitors may enter the market for the distribution of insurance products with competing insurance distribution platforms, which could have an adverse effect on our business, operating results, financial condition and prospects. Our competitors could significantly impede our ability to maintain or increase the number of policies sold through our distribution platform and may develop and market new technologies that render our platform less competitive or obsolete. In addition, if our competitors develop distribution platforms with similar or superior functionality to ours and we are not able to produce certain volumes for our insurance carrier partners, we may see a reduction in our production bonuses or marketing payments, and our revenue would likely be reduced and our financial results would be adversely affected.

Our business is substantially dependent on revenue from our Senior health insurance carrier partners and subject to risks related to Senior health insurance and the larger health insurance industry. Our business may also be adversely affected by downturns in the life, automotive and home insurance industries.

A majority of the insurance purchased through our platform and agency services is Senior health insurance and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For the years ended June 30, 2021, 2020, and 2019, 78%, 68%, and 57%, respectively, of our total revenue was derived from our Senior segment. For the years ended June 30, 2021, 2020, and 2019, our top three insurance carrier partners by total revenue were from the Senior segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

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

In addition, while we have historically concentrated our efforts on the senior health, life and personal property and casualty insurance markets, our growth strategy includes penetrating additional vertical markets, such as final expense insurance and other insurance or financial service products. In order to penetrate new vertical markets successfully, it will be necessary to develop an understanding of those new markets and the associated risks, which may require substantial investments of time and resources, and even then we may not be successful and, as a result, our revenue may grow at a slower rate than we anticipate, and our operating results, financial condition and prospects could be materially and adversely affected.

Risks from third-party products could adversely affect our businesses.

We offer third-party products, including senior health, life, automotive and home insurance products. Insurance involves a transfer of risk, and our reputation may be harmed, and we may become a target for litigation if risk is not transferred in the way expected by customers and carriers. In addition, if these insurance products do not generate competitive risk-adjusted returns that satisfy our insurance carrier partners, it may be difficult to maintain existing business with, and attract new business from, them. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.
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

Our business depends on our ability to retain our key executives and management and to hire, develop and retain qualified agents and enrollment and consumer service specialists. Our ability to expand our business depends on our being able to hire, train and retain sufficient numbers of employees to staff our in-house sales centers, as well as other personnel. Our success in recruiting highly skilled and qualified personnel can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Furthermore, the spread of COVID-19 may materially and adversely affect our ability to recruit and retain personnel. During periods when we are unable to recruit high-performing agents and enrollment and consumer service specialists, we tend to experience higher turnover rates. The productivity of our agents and enrollment and consumer service specialists is influenced by their average tenure. Without qualified individuals to serve in consumer-facing roles, we may produce less commission revenue, which could have a material and adverse effect on our business, operating results, financial condition and prospects. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material and adverse effect on our business, operating results, financial condition and prospects.

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

We may not be able to compete successfully for high-quality leads against our current or future competitors, some of whom have significantly greater financial, technical, marketing and other resources than we do. If we fail to compete successfully with our competitors to source sales leads from lead suppliers, we may experience increased marketing costs and loss of market share, and our business and profitability could be materially and adversely affected.

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

We have made substantial investments into our technology systems that support our business with the goal of enabling us to provide efficient, needs-based services to consumers using data analytics. There can be no assurance that we will be able to continually collect and retain sufficient data, or improve our data technologies to satisfy our operating needs. Failure to do so could materially and adversely affect our business, operating results, financial condition and prospects.

Our ability to match consumers to insurance products that suit their needs is dependent upon their provision of accurate information during the insurance shopping process.

Our business depends on consumers’ provision of accurate information during the insurance shopping process. To the extent consumers provide us with inaccurate information, the quality of their insurance shopping experience may suffer, and we may be unable to match them with insurance products that suit their needs. Our inability to suggest suitable insurance products to consumers could lead to an increase in the number of policies we submit to carriers that are ultimately rejected and could materially and adversely affect our business, operating results, financial condition and prospects.

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

Telephone calls from our sales centers may be blocked by or subject to consumer warnings from telephone carriers. Furthermore, our telephone messages to existing or potential customers may not be reliably received due to those consumers’ call-screening practices. If we are unable to communicate effectively by telephone with our existing and potential customers as a result of legislation, blockage, screening technologies or otherwise, our business, operating results, financial condition and prospects could be harmed. We are also subject to compliance with significant regulations that may affect how we are able to communicate with consumers. See “—Our communications with potential and existing customers are subject to laws regulating telephone and email marketing practices” in this section.

Global economic conditions that affect the financial stability of our insurance carrier partners, vendors, and consumers could, in turn, materially and adversely affect our revenue and results of operations.

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

On February 24, 2021, the Company entered into the First Amendment to the to the Senior Secured Credit Facility with certain of its existing lenders and Morgan Stanley as administrative agent. Immediately after giving effect to the First Amendment, the aggregate principal amount of Term Loans outstanding is $471.9 million, our borrowing capacity under the DDTL Facility is $145.0 million and our borrowing capacity under the Revolving Credit Facility is $75.0 million. We could in the future incur additional indebtedness. Refer to Note 10 to the consolidated financial statements for further details and defined terms.

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

In addition, our indebtedness under the Senior Secured Credit Facilities bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs. From time to time, we may enter into, and have entered into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all or any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Regulators and law enforcement agencies in the U.K. and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (“BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority (“FCA”), which is the LIBOR administrator's regulator, announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. However, for U.S. dollar LIBOR, a recent joint statement from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency suggests that the relevant date of discontinuation for the publication of U.S. dollar LIBOR may be deferred to June 30, 2023 for the most common tenors (overnight and one, three, six and 12 months). As to those tenors, the LIBOR administrator has published a consultation regarding its intention to cease publication of U.S. dollar LIBOR as of June 30, 2023 (instead of December 31, 2021, as previously expected), apparently based on continued rate submissions from banks. The FCA and other regulators have stated that they welcome the LIBOR Administrator’s action. While an extension to 2023 would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published, the same regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Moreover, the LIBOR administrator’s consultation also relates to the LIBOR administrator’s intention to cease publication of non-U.S. dollar LIBOR as of December 31, 2021. There can be no assurance that LIBOR, of any particular currency and tenor, will continue to be published until any particular date.

The Amended Credit Agreement governing our Senior Secured Credit Facilities provides that interest may be based on LIBOR and for the use of an alternate rate to LIBOR in the event LIBOR is phased-out; however, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. The establishment of alternative reference rates or implementation of any other potential changes could have a material adverse effect on our existing facilities, our interest rate swap agreements or our future debt linked to such a reference rate and may materially and adversely affect our business, operating results, financial condition and prospects.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition and prospects may suffer.

Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. Our business model does not require us to hold a significant amount of cash and cash equivalents at any given time and if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

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

The timing of our revenue depends upon the timing of our insurance carrier partners’ approval of the policies sold on our platform and submitted for their review, as well as the timing of our receipt of commission reports and associated payments from our insurance carrier partners. Although carriers typically report and pay commissions to us on a monthly basis, there have been instances where their report of commissions and payment has been delayed for several months or is incorrect. Incorrect or late commission reports or payments could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from an insurance carrier partner were delayed for any reason. Furthermore, we could incur substantial credit losses if one or more of the insurance carrier partners that we depend upon for payment of commissions were to fail

Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions per policyholder.

We recognize revenue based on the expected value approach. This approach utilizes a number of assumptions, which include, but are not limited to, legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration, renewal commission rates, historical lapse data, and premium increase data. These assumptions are based on historical trends and any changes in those historical trends will affect our estimated lifetime value estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, adverse changes in the assumptions we make in computing expected values, such as increased lapse rates, would harm our business, operating results, financial condition and prospects.

In particular, if customer lapse rates exceed our expectations, we may not receive the revenues we have projected to receive over time, despite our having incurred and recorded any related customer acquisition costs up front. Any adverse impact on customer lapse rates could lead to our receipt of commission payments that are less than the amount we estimated when we recognized commission revenue. Under such circumstances, we would need to write-off the remaining commissions receivable balance, which would result in a change to earnings in the period of the write-off.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2021, the Company has net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $296.1 million and $277.2 million, respectively, available to offset future taxable income. Other than the federal NOLs generated for the tax years ended June 30, 2019 through 2021, which have an indefinite carryforward period, the federal carryforwards will expire in 2035 through 2039. The state carryforwards will expire in 2025 through 2040. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as Section 163(j) disallowed business interest expense carryforwards, to offset its post-change income may be limited. We may experience ownership changes in the future because of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We rely on third-party service providers that provide the infrastructure for our technological systems, and any failure to maintain these relationships could harm our business.

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

In addition, we are subject to laws and regulations with respect to matters regarding privacy and cybersecurity. See “—We collect, process, store, share, disclose and use consumer information and other data, and an actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business, operating results, financial condition and prospects” and “—We may not be able to maintain compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business” in this section.

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

The U.S. healthcare industry is subject to an evolving regulatory regime at both the federal and state levels. In recent years, there have been multiple reform efforts made within the healthcare industry in an effort to curtail healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010 and related regulatory reforms have materially changed the regulation of health insurance. Changes to healthcare and insurance regulation arising from the effects of the COVID-19 pandemic may be possible. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in healthcare industry regulation could result in reduced demand for our insurance distribution services. Our insurance carrier partners may react to existing or future reforms, or general regulatory uncertainty, by reducing their reliance on our agents. Developments of this type could materially and adversely affect our business, operating results, financial condition and prospects.

Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the United States could materially and adversely affect our business, operating results, financial condition and prospects.

Our Senior segment depends upon the private sector of the U.S. insurance system, which is subject to rapidly evolving regulation. Accordingly, the future financial performance of our Senior segment will depend in part on our ability to adapt to regulatory developments. For example, healthcare reform could lead to increased competition in our industry, and the number of consumers shopping for insurance through our agents may decline. Various aspects of healthcare reform could also cause insurance carriers to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. Our Senior segment, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. Government regulation may change in response to the COVID-19 pandemic, which may have an adverse effect on our business. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our DTC platform provides consumers with a venue to shop for insurance policies from a curated panel of the nation’s leading insurance carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implantation of a single-payer system may adversely impact our business.

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

Our businesses providing pharmacy care services face regulatory and operational risks and uncertainties that differ from the risks of our other businesses.

We provide pharmacy care services through our Population Health and SelectRx businesses. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, and pharmacy network reimbursement methodologies. SelectRx also conducts business through home delivery and specialty and compounding pharmacies, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and state boards of pharmacy.

We could face potential claims in connection with purported errors by our home delivery, specialty or compounding pharmacies, including as a result of the risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Disruptions from any of our home delivery or specialty pharmacy services could materially and adversely affect our results of operations, financial position and cash flows.

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

New York’s cybersecurity regulation for financial services companies, including insurance entities under its jurisdiction, requires entities to establish and maintain a cybersecurity program designed to protect private consumer data. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the New York Department of Financial Services (“NYDFS”) of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS.

In addition, in October 2017, the National Association of Insurance Commissioners (“NAIC”) adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. The Cybersecurity Model Law continues to be adopted by states since its inception. The law could impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems, although the NAIC model law is functionally similar to the NYDFS rule.

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

Further, we incur substantial compliance costs as a result of being a public company. The Sarbanes-Oxley Act (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange (the “NYSE”), and other applicable securities rules and regulations impose various requirements on public companies that do not apply to private companies. In addition to increasing our legal and financial costs, complying with these requirements causes management and other personnel to divert attention from operational and other business matters to devote substantial time to public company corporate governance and reporting requirements.

We expect this burden to increase, as we now qualify as a “large accelerated filer” (as defined in Rule 12b-2 under the Exchange Act) and are, therefore, no longer able to take advantage of certain reduced reporting requirements that were previously available to us as an emerging growth company. Specifically, we are now required to, among other things, provide more detailed disclosures regarding our executive compensation; hold, on a periodic basis, a non-binding advisory vote on executive compensation; obtain stockholder approval of any golden parachute payments not previously approved; and obtain an annual attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting under Section 404(b) of SOX. If we are unable to timely comply with these requirements, other existing public company requirements, or any additional requirements to which we may become subject in the future, we could be subject to sanctions or investigations by the NYSE, the SEC, or other regulatory authorities, which would require additional financial and management resources and could affect the market price of our common stock.

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

General Risk Factors

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

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of August 15, 2021. All of the properties listed below are leased, and we believe our properties are in good operating condition and are suitable for their primary use. However, we continue to reduce our excess space through subleasing in areas of low utilization, where commercially reasonable and to the extent unnecessary for future expansion.

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	295,658	52,338	243,320	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments
Centennial, Colorado	45,373	—	45,373	Senior operations
Des Moines, Iowa	24,464	—	24,464	Senior operations
San Diego, California	21,396	—	21,396	Life and Auto & Home operations
Jacksonville, Florida	15,231	—	15,231	Life operations
Monaca, Pennsylvania	15,000	—	15,000	SelectRx operations
Oakland, California	8,623	—	8,623	Life operations
Wilmington, North Carolina	5,494	5,494	—	Property is subleased

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. These legal matters primarily involve claims for damages arising out of the use of the Company’s services, insurance regulatory claims, and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales practices. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. For additional details, see Part II, Item 8, Note 11, Commitments and Contingencies - “Legal Contingencies and Obligations,” in the Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol “SLQT” on the NYSE and has been publicly traded since May 21, 2020. Prior to this time, there was no public market for our common stock.

As of August 15, 2021, there were approximately 100 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Use of Proceeds from the IPO

On May 26, 2020, we closed our IPO, in which we sold 18,000,000 shares of our common stock and certain selling stockholders sold an additional 14,775,000 shares of our common stock. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-236555) effective as of February 21, 2020. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended June 30, 2021.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the NYSE) through June 30, 2021. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

Comparison of Cumulative Total Return
Among SelectQuote, Inc., the NYSE Composite Index and the CRSP US Small Cap Index
$175
$150
$125
$100
$75
$50
5/21/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
SelectQuote, Inc.
NYSE Composite Index
CRSP US Small Cap Index

	5/21/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021
SelectQuote, Inc.	$100.00	$93.81	$75.00	$76.85	$109.30	$71.33
NYSE Composite Index	100.00	104.78	111.90	127.95	137.44	145.84
CRSP US Small Cap Index	100.00	106.55	112.35	142.36	156.47	164.78

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

Company Overview

We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability. In addition, our proprietary technology allows us to quickly adapt to offer new products and services like our newest initiative, Population Health.

We evaluate our business using the following three segments:

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision and hearing ("DVH") plans, and critical illness products. We represent approximately 20 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, Aetna, and Wellcare. MA and MS plans accounted for 78%, 77%, and 74% of our approved Senior policies for the years ended June 30, 2021, 2020, and 2019, respectively, with ancillary policies, including DVH plans, accounting for the majority of the remainder. Additionally, InsideResponse and Population Health are included in the Senior segment for segment reporting purposes.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.0 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term and permanent life policies (together referred to as "core"), final expense policies, and other ancillary products such as critical illness, accidental death, and juvenile insurance policies (together referred to as "ancillary"). We represent approximately 18 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Core life policies accounted for 45%, 67%, and 84% of new premium within the Life segment for the years ended June 30, 2021, 2020, and 2019, respectively, with final expense policies accounting for 53%, 31%, and 14% for the years ended June 30, 2021, 2020, and 2019, respectively.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. We offer insurance products, including homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 27 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 79%, 78%, and 75% of new premium within the Auto & Home segment for years ended June 30, 2021, 2020, and 2019, respectively, with six-month auto, dwelling, and other products accounting for the majority of the remainder.

Industry Trends

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends. Our Senior segment serves consumers predominantly in the over 65 age category. The over 65 age category grew at a 3.4% CAGR from 2010 to 2016, and grew from 12.9% of the total population to 15.2% of the total population according to the United States Census Bureau. The over 65 age category, growing at a 3.2% CAGR from 2016 to 2025, accounted for 15.6% of the population in 2020 and is expected to account for 18.9% of the population by 2025 according to the United States Census Bureau. On average, 10,000 “Baby Boomers” are expected to turn 65 every day or nearly 4 million per year, for the next 10 years. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 59.9 million in 2018 (up from 45.5 million in 2008 and 52.5 million in 2013), to approximately 68.4 million in 2023 then rising to 76.7 million by 2028, according to CSG Actuarial. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. At the end of 2017, there were approximately 20 million Medicare Advantage enrollees, representing approximately 35% penetration of the Medicare market. By 2025, the number of Medicare Advantage enrollees is expected to swell to approximately 38 million, representing a 50% penetration rate of the Medicare market. Medicare Advantage is expected to reach 60% to 70% penetration between 2030 and 2040, according to LEK Consulting, highlighting the pace with which this already large segment of the Medicare market is growing. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

Our Life segment is one of the country’s largest DTC insurance distributors for term life insurance and provides unbiased comparison shopping for core, final expense, and ancillary products. The U.S. life insurance market is mature and has experienced annual premium growth of 1.4% since 2013, according to S&P Global. Growth in the life insurance sector is driven by a number of macro-economic factors including population growth, general economic growth and individual wealth accumulation.

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

Factors Affecting Our Results of Operations

Our primary source of revenue is commission revenue from selling policies in the senior health, life, and auto and home markets on behalf of our insurance carrier partners, the majority of which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents who are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents, comprised of both existing core agents and the number of new flex agents that we hire and train to sell new policies. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to keep pace with our expanding sales force and maintain agent productivity despite the significant growth in number of agents.

The amount of revenue we expect to recognize per policy is based on multiple factors, including our commission rates with our insurance carrier partners and the expected retention rates of different types of policies. The higher our retention rates, the more revenue we expect to generate pursuant to our carrier agreements, which generally entitle us to receive annual renewal commissions for so long as the policyholder renews their policy. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus and other revenue. These commissions that we expect to generate over the life of an approved policy less the cost of acquiring the business is a key component to our overall profitability. Our goal is to maximize policyholder lifetime value by increasing retention rates, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience and making sure consumers are buying a policy that meets their specific needs.

Recent Events

Population Health

The Population Health platform went live in April 2021 and is designed to offer a one-stop shop for consumers to meet a variety of their healthcare needs. Population Health focuses on providing awareness and education for seniors to ensure the full utilization of their health benefits. We want to educate seniors not only on the benefits they already receive from their current health plans, but also to help them manage their overall healthcare needs with regular check-ins from our CSAs. We believe this creates a deeper relationship with our insurance carrier customers by improving consumer health outcomes and increasing persistency; thus, reducing their overall costs.

When talking with our eligible MA patients, CSAs can perform an HRA, providing our insurance carrier customers with valuable data points and providing a baseline for our CSAs to determine the individual needs of that consumer and how our Population Health ecosystem can best work for them. We have partnered with leading VBC providers such as ChenMed, Conviva, Heal, Iora Health, and Oak Street Health to serve as key partners to achieve improved patient outcomes and best-in-class service. Additionally, we have partnered with Lyft to provide seniors and other Medicare beneficiaries with access to non-emergency medical transportation.

Through SelectRx, we can provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx uses a high-touch, technology-driven approach to achieve improved medication adherence and superior customer service. SelectRx has developed an innovative pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time.

In order to strategically evaluate potential partnerships and acquisitions to benefit the Population Health patient ecosystem, we have formed SVI. SVI focuses on innovative, market-leading, consumer-oriented healthcare businesses with high growth potential. SVI's first acquisition was Express Med Pharmaceutical Inc., as discussed in more detail below.

Acquisitions

•InsideResponse, LLC—On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million.

•Lead distribution company—On February 1, 2021, we acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million.

•Express Med Pharmaceutical Inc.—On April 30, 2021, through SVI, we acquired 100% of the outstanding shares of Express Med Pharmaceutical Inc. (doing business under the name "SelectRx"), a leading specialty pharmaceutical distributor, for an aggregate purchase price of up to $24.0 million.

Refer to Note 2 to the consolidated financial statements for further details on our recent acquisitions.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 spread rapidly to other countries, including the United States, and the World Health Organization formally declared the COVID-19 outbreak a pandemic in March 2020. With social distancing measures implemented to curtail the spread of the virus, we enacted a robust business continuity plan, including a work-from-home policy for all of our agents and other employees. Our technology platform and pre-existing remote agent capabilities have allowed for a seamless transition to a remote working environment without any material impacts to our business, financial or otherwise, highlighting the resilience of our business model. We believe that a business like ours is well-suited to navigate and to continue to navigate an environment in which consumers are particularly focused on healthcare issues and mortality and social distancing requirements push consumers to conduct business remotely, while the underlying demand dynamics for our core products remained unchanged. We further believe that our remote agent platform and our commission-based agent compensation model continue to provide agents with productivity incentives and a stable and attractive source of income, thereby allowing us to continue to retain and attract agents. Further, as consumers have continued to become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.

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

The following table shows the number of submitted policies for the years ended June 30:

	2021	2020	2019
Medicare Advantage	550,321	264,546	119,562
Medicare Supplement	26,785	24,085	23,593
Dental, Vision and Hearing	132,106	70,018	36,619
Prescription Drug Plan	11,436	13,513	12,691
Other	16,487	5,890	5,746
Total	737,135	378,052	198,211

2021 compared to 2020—Total submitted policies increased by 95% for the year ended June 30, 2021, compared to the year ended June 30, 2020. The increase was driven primarily by a 108% increase in MA submitted policies and an 89% increase in DVH submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the year ended June 30, 2021, we increased the number of average productive agents by approximately 75% and increased the productivity per productive agent by 16% from the year ended June 30, 2020. The increase in productivity was driven by improvements in agent close rates and enhancements to our agent workflow and desktop.

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

The following table shows the number of approved policies for the years ended June 30:

	2021	2020	2019
Medicare Advantage	467,585	225,404	107,665
Medicare Supplement	21,911	18,102	16,593
Dental, Vision and Hearing	111,015	55,556	28,643
Prescription Drug Plan	10,747	13,009	11,739
Other	14,089	4,654	4,102
Total	625,347	316,725	168,742

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2021 compared to 2020—Total approved policies increased by 97% for the year ended June 30, 2021, compared to the year ended June 30, 2020. The increase was driven primarily by a 107% increase in MA approved policies, 100% increase in DVH approved policies, and a 21% increase in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of core and flex productive agents and the increased agent productivity noted above also resulted in the increase in approved policies compared to the year ended June 30, 2020.

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

The following table shows the LTV per approved policy for the years ended June 30:

	2021	2020	2019
Medicare Advantage	$1,260	$1,287	$1,279
Medicare Supplement	1,269	1,376	1,312
Dental, Vision and Hearing	136	140	152
Prescription Drug Plan	224	229	267
Other	113	34	621

2021 compared to 2020—The LTV per MA and MS approved policy decreased 2% and 8%, respectively, for the year ended June 30, 2021, compared to the year ended June 30, 2020. The LTV per MA approved policy was negatively impacted by lower MA persistency rates, higher intra-year lapse rates and carrier mix somewhat offset by higher commission rates. The LTV per MS approved policy was negatively impacted by a carrier mix shift of policies to a direct carrier pod that pays us lower commissions but has lower marketing costs.

2020 compared to 2019—The LTV per MA approved policy increased 1% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to higher commission rates somewhat offset by lower MA persistency. The LTV per MS approved policy increased 5% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to a carrier mix shift of policies to carriers that pay us higher commissions.

Per Unit Economics

Per unit economics represents total MA and MS commissions, other product commissions, other revenues, and costs associated with the Senior segment, each shown as per number of approved MA and MS approved policies over a given time period. Management assesses the business on a per unit basis to help ensure that the revenue opportunity associated with a successful policy sale is attractive relative to the marketing acquisition cost. All per policy metrics are based on approved policies which is a measure that triggers revenue recognition.

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, marketing development funds, lead sales revenue from InsideResponse, revenue generated through the Population Health platform, and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represent all of the operating expenses within the Senior segment. The Revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads which is included in marketing and advertising expense within the total operating expenses per MA/MS policy.

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

	Twelve Months Ended June 30,
(dollars per approved policy):	2021	2020	2019
MA and MS approved policies	489,496	243,506	124,258
MA and MS commission per MA / MS policy	$1,260	$1,293	$1,283
Other commission per MA/MS policy	39	45	81
Other per MA / MS policy	190	147	183
Total revenue per MA / MS policy	1,489	1,485	1,547
Total operating expenses per MA / MS policy	(991)	(887)	(822)
Adjusted EBITDA per MA / MS policy (1)	$498	$598	$725
Adjusted EBITDA Margin per MA / MS policy (1)	33%	40%	47%
Revenue / CAC multiple	3X	3.5X	4X
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

2021 compared to 2020—Total revenue per MA/MS policy stayed flat for the twelve months ended June 30, 2021, compared to the twelve months ended June 30, 2020, due to lower MA/MS commissions driven by lower persistency, a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies, and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds, offset by higher advertising revenue associated with InsideResponse. Total operating expenses per MA/MS policy increased 12% for the twelve months ended June 30, 2021, compared to the twelve months ended June 30, 2020, due to an increase in our marketing and advertising expense consistent with our strategy to drive higher absolute revenue and Adjusted EBITDA with slightly lower Adjusted EBITDA margin.

2020 compared to 2019—Total revenue per MA/MS policy decreased 4% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds. These decreases were partially offset by higher commissions on MS policies due to carrier mix and a one-time positive adjustment for estimated renewal commissions related to an amendment to a carrier contract that previously precluded us from recognizing variable consideration. Total operating expenses per MA/MS policy increased 8% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to an increase in our marketing and advertising expense, including an increase in marketing spend intended to drive growth during OEP. Sales and fulfillment expense per approved policy also increased as a result of our employing flex agents during both AEP and OEP, instead of employing flex agents just during AEP, as in prior years.

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

The following table shows core, final expense, and ancillary premiums for years ended June 30:

(in thousands):	2021	2020	2019
Core Premiums	$76,251	$75,451	$75,681
Final Expense Premiums	88,294	34,839	12,499
Ancillary Premiums	3,166	2,507	1,787
Total	$167,711	$112,797	$89,967

2021 compared to 2020—Total core premiums increased 1% for the year ended June 30, 2021, compared to the year ended June 30, 2020. The number of policies sold declined 4%, which was somewhat offset by a 6% increase in the average premium per policy sold. Final expense premiums increased 153% for the year ended June 30, 2021, compared to the year ended June 30, 2020, due to a significant increase in the number of agents selling final expense policies.

2020 compared to 2019—Total core premiums were flat for the year ended June 30, 2020, compared to the year ended June 30, 2019. The number of policies sold declined 4%, however, this was offset by a 4% increase in the average premium per policy sold. Final expense premiums increased 179% for the year ended June 30, 2020, compared to the year ended June 30, 2019, due to a 161% increase in the number of policies sold as a result of more agents selling final expense policies and a 7% increase in average premium per product.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the years ended June 30:

(in thousands):	2021	2020	2019
Premiums	$55,596	$70,087	$56,719

2021 compared to 2020—Total premiums decreased 21% for the year ended June 30, 2021, compared to the year ended June 30, 2020, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions (see Segment Information below for further details).

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

The following tables reconcile Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Year Ended June 30, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$131,046
Share-based compensation expense					5,165
Non-recurring expenses (1)					6,065
Fair value adjustments to contingent earnout obligations					1,488
Depreciation and amortization					16,142
Loss on disposal of property, equipment, and software					686
Interest expense, net					29,320
Loss on extinguishment of debt					3,315
Income tax expense					34,803
Adjusted EBITDA	$243,777	$30,376	$8,178	$(54,301)	$228,030
(1) These expenses primarily consist of costs incurred for the First Amendment, recent acquisitions, re-designation of the hedge, and the Secondary Offering (as defined in Note 12 to the consolidated financial statements).

Year Ended June 30, 2020:

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$81,147
Share-based compensation expense					9,498
Non-recurring expenses (1)					3,721
Depreciation and amortization					7,993
Loss on disposal of property, equipment, and software					360
Fair value adjustments to contingent earnout obligations					375
Restructuring expenses					153
Interest expense					24,595
Loss on extinguishment of debt					1,166
Income tax expense					25,016
Adjusted EBITDA	$145,738	$27,812	$8,699	$(28,225)	$154,024
(1) These expenses consist primarily of non-restructuring severance expenses, non-recurring compensation to certain former board members, costs related to our IPO, and expenses related to business continuity in response to the COVID-19 pandemic.

Year Ended June 30, 2019:

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$72,579
Share-based compensation expense					86
Non-recurring expenses (1)					1,691
Depreciation and amortization					4,702
Loss on disposal of property, equipment, and software					221
Restructuring expenses (2)					2,305
Interest expense, net					1,660
Income tax expense					22,034
Adjusted EBITDA	$90,174	$25,821	$7,817	$(18,534)	$105,278
(1) These expenses consist primarily of one-time consulting expenses associated with adopting ASC 606, non-recurring compensation to certain board members, and non-restructuring severance expenses.

(2) Restructuring expenses consist primarily of expenses associated with initiatives to reduce costs and consolidate leadership and back office functions from San Francisco to Kansas City.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended June 30:

(in thousands)	2021		2020		2019
Revenue
Commission	$826,606	88%	$476,606	90%	$296,000	88%
Production bonus and other	111,209	12%	54,909	10%	41,469	12%
Total revenue	937,815	100%	531,515	100%	337,469	100%
Operating costs and expenses
Cost of revenue	270,715	29%	167,399	31%	104,421	31%
Marketing and advertising	385,291	41%	184,157	35%	110,265	33%
General and administrative	63,114	7%	35,283	7%	18,169	5%
Technical development	18,623	2%	12,347	2%	8,326	2%
Total operating costs and expenses	737,743	79%	399,186	75%	241,181	71%
Income from operations	200,072	21%	132,329	25%	96,288	29%
Interest expense, net	(29,320)	(3)%	(24,595)	(5)%	(1,660)	—%
Loss on extinguishment of debt	(3,315)	—%	(1,166)	—%	—	—%
Other expenses, net	(1,588)	—%	(405)	—%	(15)	—%
Income before income tax expense	165,849	18%	106,163	20%	94,613	29%
Income tax expense	34,803	4%	25,016	5%	22,034	7%
Net income	$131,046	14%	$81,147	15%	$72,579	22%

Revenue

Our primary source of revenue are the commissions earned for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our consolidated statements of comprehensive income as commission revenue. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus and other revenue (“other revenue”). Furthermore, the production bonus and other revenue also includes the lead generation revenue from InsideResponse and the revenue generated through the Population Health platform.

Our commission contracts with our insurance carrier partners contain a single performance obligation satisfied at the point in time to which we allocate the total transaction price. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of future renewal commissions and other revenue when applicable. After a policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions or other revenue. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy. Commission and other revenue are recognized at different milestones for each segment based on the contractual enforceable rights, our historical experience, and established customer business practices. Refer to Note 1 to the consolidated financial statements for further details by segment. InsideResponse's lead sales revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed substantially all of our performance obligations and do not experience a significant level of returns or re-shipments. There are no future revenue streams associated as patients have the option to cancel their service at any time with no further payments due.

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Commission	$826,606	$476,606	$296,000	73%	61%
Production bonus and other	111,209	54,909	41,469	103%	32%
Total revenue	$937,815	$531,515	$337,469	76%	58%

2021 compared to 2020—Commission revenue increased $350.0 million, or 73%, which included increases in Senior and Life commission revenues of $307.1 million and $54.8 million, respectively, offset by a decrease in Auto & Home commission revenue of $10.4 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 108% increase in Medicare Advantage commission revenue. Life’s $54.8 million revenue growth was driven by $48.2 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies, and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $56.3 million increase in production bonus and other revenue was primarily driven by $35.8 million of advertising revenue associated with InsideResponse and $19.5 million in marketing development funds received for Senior.

2020 compared to 2019—Commission revenue increased $180.6 million, or 61%, which included increases in Senior, Life, and Auto & Home commission revenues of $157.4 million, $18.6 million and $4.8 million, respectively. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 106% increase in Medicare Advantage commission revenue. Life’s $18.6 million revenue growth was driven by $19.5 million growth in final expense revenue which was a result of the investment we've made in agents to grow sales of these policies offset by a slight reduction in core term life revenue. The revenue growth for Auto & Home was driven by a $3.4 million increase in the sale of home insurance policies. The $13.4 million increase in production bonus and other revenue was primarily driven by the $6.6 million increase in marketing development funds received for Senior and $4.6 million of revenue earned by InsideResponse since the May 1, 2020, acquisition date.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue represents the direct costs associated with fulfilling our obligations to our insurance carrier partners for the sale of insurance policies. Such costs primarily consist of compensation and related benefit costs for agents, fulfillment specialists and others directly engaged in servicing policy holders. It also includes licensing costs for our agents and allocations for facilities, telecommunications and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications. For SelectRx specifically, cost of revenue represents the direct costs associated with inventory used to fulfill prescriptions for senior medication management.

The following table presents our cost of revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cost of revenue	$270,715	$167,399	$104,421	62%	60%

2021 compared to 2020—Cost of revenue increased $103.3 million, or 62%, in 2021 compared to 2020, primarily due to a $86.0 million increase in compensation costs driven by the growth in the number of agents within the Senior segment and to a lesser extent the Life segment to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $10.1 million for facilities, telecommunications, and software maintenance costs, and $4.3 million for licensing costs.

2020 compared to 2019—Cost of revenue increased $63.0 million, or 60%, in 2020 compared to 2019, primarily due to a $51.0 million increase in compensation expense driven by the growth in the number of agents, mostly within the Senior segment. The increase in headcount also drove increases in the allocations of $6.2 million for facilities, telecommunications, and software maintenance costs, and $2.6 million for licensing costs.

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

The following table presents our marketing and advertising expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Marketing and advertising	$385,291	$184,157	$110,265	109%	67%

2021 compared to 2020—Marketing and advertising expenses increased $201.1 million, or 109%, in 2021 compared to 2020, primarily due to a $138.6 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $32.9 million in our Life segment driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $30.4 million as we increased the number of people supporting our marketing organization to produce more leads to support the growth of the business.

2020 compared to 2019—Marketing and advertising expenses increased $73.9 million, or 67%, in 2020 compared to 2019, primarily due to a $56.3 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume, especially during AEP and OEP. Marketing and advertising costs also increased $7.6 million in our Life segment driven by an increase in leads specifically for our final expense policies. Compensation costs related to our marketing personnel increased $6.5 million as we increased the number of people supporting our marketing organization to produce more leads.

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

The following table presents our general and administrative expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
General and administrative	$63,114	$35,283	$18,169	79%	94%

2021 compared to 2020—General and administrative expenses increased $27.8 million, or 79%, in 2021 compared to 2020, primarily due to $10.2 million in higher compensation costs due to additional headcount to support the growth of the business; $4.2 million in corporate development charges, primarily related to the First Amendment, the recent acquisitions, and the Secondary Offering; and $7.1 million in higher professional fees and insurance premiums.

2020 compared to 2019—General and administrative expenses increased $17.1 million, or 94%, 2020 compared to 2019, primarily due to the Distribution to our stock option holders of $9.2 million. We also incurred $4.2 million in higher compensation costs due to growth in the number of general & administrative employees required to support the continued growth of our business and $3.2 million in higher professional fees driven by higher audit costs and outside recruiting fees. This was offset by a decrease in restructuring costs of $2.2 million as the majority of our restructuring activities took place in 2017 and 2018.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Technical development	$18,623	$12,347	$8,326	51%	48%

2021 compared to 2020—Technical development expenses increased $6.3 million, or 51%, in 2021 compared to 2020, primarily due to a $7.2 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the business, offset by a $2.3 million decrease in professional fees as we decreased our cost of external application developers.

2020 compared to 2019—Technical development expenses increased $4.0 million, or 48%, in 2020 compared to 2019, primarily due to a $1.9 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the company. In addition, professional fees increased $1.9 million as we increased our use of external application developers to work on our growing technology platforms.

Interest Expense, Net

The following table presents our interest expense, net for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest expense, net	$(29,320)	$(24,595)	$(1,660)	19%	1,382%

2021 compared to 2020—Interest expense increased $4.7 million, or 19%, in 2021 compared to 2020, primarily as a result of increases in interest incurred on the 2019 Term Loan prior to the First Amendment, partially offset by interest related to our non-recourse debt, which was terminated on June 8, 2020.

2020 compared to 2019—Interest expense increased $22.9 million, or 1,382%, in 2020 compared to 2019, as a result of interest incurred on the 2019 Term Loan.

Income Tax Expense

The following table presents our provision for income taxes for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Income tax expense	$34,803	$25,016	$22,034	39%	14%
Effective tax rate	21.0%	23.6%	23.3%

2021 compared to 2020—For the year ended June 30, 2021, we recognized income tax expense of $34.8 million, representing an effective tax rate of 21.0%. The differences from our federal statutory tax rate to the effective tax rate for the year ended June 30, 2021, were primarily due to the net effects of state income taxes partially offset by Kansas High Performance Incentive Program (“HPIP”) tax credits and the exercise of non-qualified stock options.

2020 compared to 2019—For the year ended June 30, 2020, we recognized income tax expense of $25.0 million, representing an effective tax rate of 23.6%. The differences from our federal statutory tax rate to the effective tax rate for the year ended June 30, 2020, were primarily due to the net effects of state income taxes partially offset by HPIP tax credits and the exercise of non-qualified stock options.

Segment Information

We currently have three reportable segments: 1) Senior, 2) Life, and 3) Auto & Home. InsideResponse and Population Health are also included in Senior. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

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

The following tables present information about the reportable segments for the periods presented:

Year Ended June 30, 2021

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$728,701	$185,503	$30,913	$(7,302)		$937,815
Operating expenses	(484,924)	(155,127)	(22,735)	(46,899)	(1)	(709,685)
Other expenses, net	—	—	—	(100)		(100)
Adjusted EBITDA	$243,777	$30,376	$8,178	$(54,301)		228,030
Share-based compensation expense						(5,165)
Non-recurring expenses (2)						(6,065)
Fair value adjustments to contingent earnout obligations						(1,488)
Depreciation and amortization						(16,142)
Loss on disposal of property, equipment, and software						(686)
Interest expense, net						(29,320)
Loss on extinguishment of debt						(3,315)
Income tax expense						(34,803)
Net income						$131,046
(1) Operating expenses in the Corp & Elims division primarily include $34.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.4 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, recent acquisitions, re-designation of the hedge, and the Secondary Offering.

Year Ended June 30, 2020

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$361,673	$129,967	$41,189	$(1,314)		$531,515
Operating expenses	(215,935)	(102,155)	(32,490)	(26,881)	(1)	(377,461)
Other expenses, net	—	—	—	(30)		(30)
Adjusted EBITDA	$145,738	$27,812	$8,699	$(28,225)		154,024
Share-based compensation expense						(9,498)
Non-recurring expenses (2)						(3,721)
Depreciation and amortization						(7,993)
Loss on disposal of property, equipment, and software						(360)
Fair value adjustments to contingent earnout obligations						(375)
Restructuring expenses						(153)
Interest expense, net						(24,595)
Loss on extinguishment of debt						(1,166)
Income tax expense						(25,016)
Net income						$81,147
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

Year Ended June 30, 2019

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$192,257	$110,493	$35,054	$(335)		$337,469
Operating expenses	(102,083)	(84,672)	(27,237)	(18,184)	(1)	(232,176)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$90,174	$25,821	$7,817	$(18,534)		105,278
Share-based compensation expense						(86)
Non-recurring expenses (2)						(1,691)
Depreciation and amortization						(4,702)
Loss on disposal of property, equipment and software						(221)
Restructuring expenses						(2,305)
Interest expense, net						(1,660)
Income tax expense						(22,034)
Net income						$72,579
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

The following table depicts the disaggregation of revenue by segment and product for the years ended June 30:

(dollars in thousands)	2021	$	%	2020	$	%	2019
Senior:
Commission revenue:
Medicare advantage	$595,132	$309,175	108%	$285,957	$147,431	106%	$138,526
Medicare supplement	23,431	(10,870)	(32)%	34,301	9,183	37%	25,118
Prescription drug plan	1,652	(1,215)	(42)%	2,867	(342)	(11)%	3,209
Dental, vision, and health	15,969	8,211	106%	7,758	3,288	74%	4,470
Other commission revenue	2,156	1,794	496%	362	(2,164)	(86)%	2,526
Total commission revenue	638,340	307,095	93%	331,245	157,396	91%	173,849
Production bonus and other revenue	90,361	59,933	197%	30,428	12,020	65%	18,408
Total Senior revenue	728,701	367,028	101%	361,673	169,416	88%	192,257
Life:
Commission revenue:
Core	79,666	4,430	6%	75,236	(899)	(1)%	76,135
Final expense	78,764	48,172	157%	30,592	19,535	177%	11,057
Ancillary	4,219	2,183	107%	2,036	(18)	(1)%	2,054
Total commission revenue	162,649	54,785	51%	107,864	18,618	21%	89,246
Production bonus and other revenue	22,854	751	3%	22,103	856	4%	21,247
Total Life revenue	185,503	55,536	43%	129,967	19,474	18%	110,493
Auto & Home:
Total commission revenue	27,621	(10,410)	(27)%	38,031	4,791	14%	33,240
Production bonus and other revenue	3,292	134	4%	3,158	1,344	74%	1,814
Total Auto & Home revenue	30,913	(10,276)	(25)%	41,189	6,135	18%	35,054
Eliminations:
Total commission revenue	(2,004)	(1,470)	275%	(534)	(199)	59%	(335)
Production bonus and other revenue	(5,298)	(4,518)	579%	(780)	(780)	NM(1)	—
Total Elimination revenue	(7,302)	(5,988)	456%	(1,314)	(979)	292%	(335)
Total commission revenue	826,606	350,000	73%	476,606	180,606	61%	296,000
Total production bonus and other revenue	111,209	56,300	103%	54,909	13,440	32%	41,469
Total revenue	$937,815	$406,300	76%	$531,515	$194,046	58%	$337,469
(1) Not meaningful

Revenue by Segment

2021 compared to 2020—Revenue from our Senior segment was $728.7 million for the year ended June 30, 2021, a $367.0 million, or 101%, increase compared to revenue of $361.7 million for the year ended June 30, 2020. The increase was primarily due to a $309.2 million, or 108%, increase in MA commission revenue, $19.5 million in marketing development funds received, and $35.8 million of advertising revenue associated with InsideResponse included in production bonus and other revenue. This was partially offset by a $10.9 million, or 32%, decrease in MS commission revenue primarily due to the recognition of $9.0 million of renewal year revenue from a certain MS carrier whose contract was amended during the year ended June 30, 2020.

Revenue from our Life segment was $185.5 million for the year ended June 30, 2021, a $55.5 million, or 43%, increase compared to revenue of $130.0 million for the year ended June 30, 2020. The increase was primarily due to a $48.2 million, or 157%, increase in final expense revenue which was the result of our increased focus on selling final expense policies.

Revenue from our Auto & Home segment was $30.9 million for the year ended June 30, 2021, a $10.3 million, or 25%, decrease compared to revenue of $41.2 million for the year ended June 30, 2020. The decrease was primarily due to a 21% decrease in premium sold.

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

Revenue from our Life segment was $130.0 million for the year ended June 30, 2020, a $19.5 million, or 18%, increase compared to revenue of $110.5 million for the year ended June 30, 2019. The increase was primarily due to a $19.5 million, or 177%, increase in final expense revenue which was the result of our focus on selling more final expense polices.

Revenue from our Auto & Home segment was $41.2 million for the year ended June 30, 2020, a $6.1 million, or 18%, increase compared to revenue of $35.1 million for the year ended June 30, 2019. The increase was primarily due to a 24% increase in premium sold.

Adjusted EBITDA by Segment

2021 compared to 2020—–Adjusted EBITDA from our Senior segment was $243.8 million for the year ended June 30, 2021, a $98.0 million, or 67%, increase compared to Adjusted EBITDA of $145.7 million for the year ended June 30, 2020. The increase in Adjusted EBITDA was due to a $367.0 million increase in revenue partially offset by a $269.0 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $30.4 million for the year ended June 30, 2021, a $2.6 million, or 9%, increase compared to Adjusted EBITDA of $27.8 million for the year ended June 30, 2020. The increase in Adjusted EBITDA was primarily due to a $55.5 million increase in revenue offset by a $53.0 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for final expense policies. Adjusted EBITDA was also impacted by flexing a significant amount of our Life and Health Advisor ("LHA") agents that sell final expense policies into Senior to sell during AEP as we incurred expense to hire and train some of these agents but didn't realize the full benefit of revenue within our Life business for the quarter.

Adjusted EBITDA from our Auto & Home segment was $8.2 million for the year ended June 30, 2021, a $0.5 million, or 6%, decrease compared to Adjusted EBITDA of $8.7 million for the year ended June 30, 2020. The decrease in Adjusted EBITDA was primarily due to a $10.3 million decrease in revenue partially offset by a $9.8 million decrease in operating costs and expenses. Revenue was negatively impacted by our shift of agents to 1) the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand and 2) the Life segment to sell final expense policies.

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

Adjusted EBITDA from our Life segment was $27.8 million for the year ended June 30, 2020, a $2.0 million, or 8%, increase compared to Adjusted EBITDA of $25.8 million for the year ended June 30, 2019. The increase in Adjusted EBITDA was primarily due to a $19.5 million increase in revenue partially offset by a $17.5 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for final expense policies. Revenue and Adjusted EBITDA were also negatively impacted by our temporarily shifting some of our Life agents into the Senior segment to maximize the opportunity of the AEP and OEP seasonal increase in demand for Senior products.

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

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include the proceeds from the IPO and cash and funds available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Further, while COVID-19 has caused disruptions to the economy both domestically and globally, we have maintained our financial flexibility under current market conditions. However, there is inherent difficulty in assessing the possibility of future changes that could materially alter this judgment. As such, we will continue to monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position and liquidity needs.

As of June 30, 2021 and June 30, 2020, our cash, cash equivalents, and restricted cash totaled $286.5 million and $368.9 million, respectively. Additionally, the following table presents a summary of our cash flows for the years ended June 30:

(in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(115,442)	$(61,776)	$113
Net cash used in investing activities	(64,016)	(51,370)	(8,636)
Net cash provided by financing activities	97,042	481,446	8,135

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

Year Ended June 30, 2021—Cash used in operating activities was $115.4 million, consisting of net income of $131.0 million and adjustments for non-cash items of $67.9 million, offset by cash used in operating assets and liabilities of $314.4 million. Adjustments for non-cash items primarily consisted of $34.7 million in deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $16.1 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $5.2 million of share-based compensation expense, and $3.8 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $332.9 million in commissions receivable and $27.8 million in accounts receivable related to the increase in approved policies partially offset by increases of $19.7 million in accounts payable and accrued expenses and $25.6 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Year Ended June 30, 2020—Cash used in operating activities was $61.8 million, consisting of net income of $81.1 million and adjustments for non-cash items of $45.7 million, offset by cash used in operating assets and liabilities of $188.6 million. Adjustments for non-cash items primarily consisted of $25.0 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $9.5 million of stock compensation expense primarily for the distribution to stock option holders, and $8.0 million of depreciation and amortization related to the additional fixed assets purchases and internally developed software in service. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $15.6 million and $197.4 million in accounts receivable and commissions receivable, respectively, partially offset by increases of $15.7 million in accounts payable and accrued expenses and $9.2 million in accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Year Ended June 30, 2019—Cash provided by operating activities was $0.1 million, consisting of net income of $72.6 million and adjustments for non-cash items of $27.1 million, offset by cash used in operating assets and liabilities of $99.6 million. Adjustments for non-cash items primarily consisted of $22.0 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, and $4.7 million of depreciation and amortization related to the additional fixed assets purchased for new office space to accommodate our growth in headcount. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $8.7 million and $91.6 million in accounts receivable and commissions receivable, respectively, partially offset by increases of $2.8 million in accounts payable and accrued expenses and $3.5 million in accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion, and capitalized salaries related to the development of internal-use software.

Year Ended June 30, 2021—Net cash used in investing activities of $64.0 million was primarily due to $41.0 million of cash paid net of the cash acquired for the acquisitions of a lead distribution company and Express Med Pharmaceuticals as well as $14.9 million of purchases of property and equipment and $8.1 million in purchases of software and capitalized internal-use software spent to develop and enhance new and existing systems to efficiently accommodate our increased volumes.

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

Acquisitions

On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments). The purchase price was comprised of $32.7 million that was paid in cash at the closing of the transaction and an earnout of $32.3 million that was paid in cash during the year ended June 30, 2021.

On February 1, 2021, we acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), comprised of $24.0 million in cash paid at the closing of the transaction, $6.0 million of holdback for, if any, indemnification claims, net working capital adjustments, and underperformance, and an earnout of up to $3.5 million.

On April 30, 2021, we acquired 100% of the outstanding shares of Express Med Pharmaceuticals for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any.

Refer to Note 2 to the consolidated financial statements for further details concerning our recent acquisitions.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of debt and equity and proceeds and payments related to stock-based compensation.

Year Ended June 30, 2021—Net cash provided by financing activities of $97.0 million was primarily due to $228.8 million in net proceeds from the 2021 Term Loan as a result of the First Amendment, partially offset by payments of $84.1 million related to the partial extinguishment of the 2019 Term Loan, $32.3 million of earnout for the InsideResponse acquisition, and $10.4 million for withholding taxes related to net share settlements of employee stock option awards.

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

Senior Secured Credit Facilities

On February 24, 2021, the Company entered into the First Amendment with certain of its existing lenders and Morgan Stanley as administrative agent. There were no amounts drawn under the Revolving Credit Facility or DDTL Facility as of June 30, 2021. As of June 30, 2021, there was $471.9 million outstanding under the Term Loans. Refer to Note 10 to the consolidated financial statements for further details and defined terms.

Our risk management strategy includes entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. The Company's Amended Interest Rate Swap is designated as a cash flow hedge of the interest payments on $325.0 million in principal of the Term Loans. Refer to Note 9 to the consolidated financial statements for further details.

Delayed Draw Credit Facilities

On December 14, 2018, we entered into a senior secured delayed draw credit facility in which we had access to a senior secured delayed draw credit facility consisting of up to $30.0 million aggregate principal amount of commitments, with the commissions receivable from the Auto & Home insurance policies sold as collateral. Over the life of the agreement, we received $32.8 million in proceeds from seven draws on the facility and made principal payments of $4.5 million. On June 8, 2020, we repaid in full all indebtedness and other obligations due totaling $29.3 million, and all security interests and liens were terminated and released and the agreement was terminated. We repaid the outstanding debt using proceeds from the IPO.

Series E Preferred Shares Private Placement

On April 17, 2020 and May 6, 2020, we issued and sold an aggregate of 100,000 shares and 35,000 shares, respectively, of our Series E preferred stock to certain “accredited investors” (as defined in Regulation D promulgated under the Securities Act), at a purchase price of $1,000 per share, for aggregate proceeds of $135.0 million and net proceeds to the Company of $129.4 million, after deducting commissions and expenses. A portion of the net proceeds was used to complete our acquisition of InsideResponse and the remaining was used for general corporate purposes. Upon the closing of the IPO, all outstanding shares of Series E preferred stock automatically converted into shares of common stock at a fixed discount. Refer to Note 12 to the consolidated financial statements for further details.

Initial Public Offering

On May 26, 2020, we completed our IPO whereby 18,000,000 shares of common stock were sold to the public at $20.00 per share (in addition to shares sold by selling stockholders). Net proceeds to us from the offering, after deducting underwriting discounts and commissions and offering expenses, were $333.1 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding operating leases for office facilities; our Senior Secured Credit Facility which includes the Term Loans, DDTL Facility, and Revolving Credit Facility (as defined in Note 10 to the consolidated financial statements); and our Amended Interest Rate Swap (as defined in Note 9 to the consolidated financial statements). In addition, we have outstanding service and licensing agreements with various vendors for connectability, maintenance, and other services. We believe that we will be able to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, commissions receivables, accounting for income taxes, share-based compensation, and valuation of intangible assets and goodwill.

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

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors such as the determination of performance obligations and determination of the transaction price. The estimates of renewal commissions and production bonuses are considered variable consideration in the transaction price and require significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse and premium increase data (where applicable), available carrier experience data, historical payment data by segment and insurance carrier to estimate forecasted renewal consideration and production bonuses and then constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy renews, and adjustments in variable consideration are recognized in the period incurred. The foregoing is exclusive of marketing development funds, InsideResponse lead generation revenue, and Population Health revenue in which the transaction prices are known.

We utilize a practical expedient to estimate commission revenue by applying the use of a portfolio approach to policies grouped together by segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”). This provides a practical approach to estimating the renewal commissions expected to be collected for each cohort by evaluating various factors, including but not limited to, contracted commission rates, insurance carrier mix, premium increases, and persistency rates.

We recognize revenue when we have completed our performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, our historical experience, and established customer business practices:

Senior Revenue

a.Commission revenue for senior health policies is recognized at the earliest of when the insurance carrier has approved the policy sold, when a commission payment is received from the insurance carrier, or when the policy sold becomes effective.

b.Lead sales revenue for InsideResponse is recognized when the generated lead is accepted by the customer, which is the point of sale, and we have no further performance obligation after the delivery.

c.Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed substantially all of our performance obligations, and we do not experience a significant level of returns or re-shipments. There are no future revenue streams associated as patients have the option to cancel their service at any time.

Life Revenue

a.Commission revenue is recognized when the insurance carrier has approved the policy sold and payment information has been obtained from the policyholder.

Auto & Home Revenue

a.Commission revenue is recognized when the policy sold becomes effective.

We are continuously evaluating the assumptions and inputs into our calculation of renewal commission revenue. Cohort adjustments are a result of a change in estimate of expected cash collections when actual cash collections differs from the estimated constrained renewal commissions for the revenue recognized at the time of approval. Cohort adjustments can be positive or negative and are recognized using actual experience from policy renewals. As part of the ongoing evaluation, we revised our approach for estimating renewal commissions for the Senior segment beginning with the fourth quarter 2021, which included changing to the use of policy level persistency as the method for calculating persistency and the constraints applied to the calculation of a cohort renewal commission value.

Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not renewed yet and are therefore subject to the same assumptions, judgements, and estimates used when recognizing revenue as noted above. The current portion of commissions receivable are future renewal commissions expected to be renewed within one year, while the non-current portion of commissions receivable are expected to be renewed beyond one year. Contract assets are reclassified as accounts receivable when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy, typically on an annual basis.

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”), in accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. ASC 740 requires a “more-likely-than-not” (“MLTN”) threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

In accordance with ASC 740, we account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company continues to recognize its deferred tax assets as of June 30, 2021, as it believes it is MLTN that the deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of June 30, 2021, and will continue to evaluate in the future as circumstances may change.

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

Fair Value of Assets Acquired and Liabilities Assumed from Acquisitions

We account for business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, and liabilities assumed are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates, estimates of terminal values, and assessment of the probabilities of the earnout metrics.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our business, financial condition, and results of operations are not materially affected by foreign currency exchange rates, inflationary pressures, and commodity price fluctuations. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2021, 2020, and 2019, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2021, three insurance carrier partners accounted for 29%, 21%, and 10% of total accounts and commissions receivable. As of June 30, 2020, three insurance carrier partners accounted for 26%, 20%, and 10% of total accounts and commissions receivable. As of June 30, 2019, two insurance carrier partners accounted for 20% and 17% of total accounts and commissions receivable.

Interest Rate Risk

As of June 30, 2021, we had cash of $25.7 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk. As of June 30, 2021, we had cash of $260.7 million deposited in a money market account with one of those banks. As of June 30, 2020, we had cash of $20.4 million deposited in non-interest bearing accounts and $47.8 million deposited in an interest bearing account, all at major banks with limited to no interest rate risk. As of June 30, 2020, we had cash of $300.7 million deposited in a money market account at the same bank. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases, as of July 1, 2020, due to the adoption of Financial Accounting Standards Board Standards Update 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commission Revenue – Renewal Commission Revenue - Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company earns commissions for first year and renewal policies from the insurance carriers, as presented in the consolidated statements of comprehensive income as commission revenue. The Company recognized commission revenue of $826.6 million for the year ended June 30, 2021, which includes $451.1 million of renewal commission revenue. The accounting estimates and judgments related to the recognition of renewal commission revenue (referred to as “renewal commissions”) require the Company to make assumptions to determine the transaction price. Renewal commissions are considered variable consideration in the transaction price and require significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. The Company utilizes a practical expedient to estimate commission revenue by applying the use of a portfolio approach to policies grouped together by segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”). The Company utilizes the expected value approach to estimate the renewal commissions incorporating significant judgment to determine the key assumptions which include the combination of historical lapse and premium increase data (where applicable), available carrier experience data, and historical payment data by segment and insurance carrier to estimate forecasted renewal consideration and then constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company continually reassesses the variable consideration to evaluate the assumptions and inputs used in the Company’s calculation of renewal commissions. The Company evaluates the difference between the actual cash collections and the estimated renewal commissions from policies renewing in the current year to determine if a change in the variable consideration estimates for performance obligations recognized in prior periods should be recognized in the current period, including changes to future renewal periods (referred to as “cohort adjustments”). For the year ended June 30, 2021, the Company recognized a net $7.0 million decrease in renewal commission revenue which includes the change in the variable consideration estimates for performance obligations recognized in prior periods.

Given the significant judgment made by management to determine the key assumptions which include the combination of historical lapse and premium increase data (where applicable), available carrier experience data, and historical payment data by segment and insurance carrier made by management to estimate the variable consideration at the time the performance obligation is met and to continually reassess based on cash collections through the cohort adjustments, auditing management’s estimates and the underlying assumptions supporting the variable consideration requires a high degree of auditor judgment and an increased extent of audit effort to obtain an understanding of the estimates, including evaluating if the audit evidence obtained supports management’s methodology to recognize cohort adjustments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address the significant judgments, including management’s determination of key assumptions used to estimate the variable consideration at the time the performance obligation is met and to reassess the variable consideration based on cash collections and management’s methodology to record cohort adjustments included the following, among others:

•We tested the operating effectiveness of the control over the Company’s methodology to estimate the variable consideration at the time the performance obligation is met including key assumptions used in the methodology which include historical lapse and premium increase data (where applicable), available carrier experience data, and historical payment data by segment and the insurance carrier.

•We tested the operating effectiveness of the control over the completeness and accuracy of the lapse data supporting certain key assumptions used to identify, evaluate, and record the variable consideration recognized at the time the performance obligation is met.

•We tested the operating effectiveness of the control over the Company’s methodology to reassess the variable consideration recognized in prior periods related to current and future renewal periods, referred to as cohort adjustments.

•We tested the operating effectiveness of the control over the completeness and accuracy of the policy data and underlying inputs, including cash collections, policy status and historical lapse rates used to identify, evaluate, and record cohort adjustments in accordance with the Company’s methodology.

•We performed a sensitivity analysis on key assumptions including historical lapse and premium increase data (where applicable) to conclude on the sensitivity of each assumption.

•We tested the completeness and accuracy of the renewal revenue commissions recorded in the current year as variable consideration. We reperformed the renewal revenue commissions calculation using management’s selected assumptions to test that the Company followed its methodology for a sample of policies.

•We confirmed the accuracy of the individual policy lapse or active status used in the Company’s assumption of historical policy lapses with carriers.

•We obtained new and amended insurance carrier contracts and evaluated key terms, including termination clauses and penalties and to determine that the contract qualified for inclusion in the variable consideration either at the time the performance obligation was met or subsequently included as a cohort adjustment due to a contract modification.

•We evaluated and tested the Company’s methodology, including any changes, to identify, evaluate and record cohort adjustments.

•We tested the completeness and accuracy of the policy data and underlying inputs, including cash collections, policy status and historical lapse rates, used in the Company’s cohort adjustments which included agreeing inputs to third-party carrier statements and reperformed the cohort adjustment calculation to test that the Company followed its methodology for a sample of cohort adjustments.

•We evaluated the Company’s disclosures related to the underlying assumptions and methodology used to estimate renewal commissions, and the changes in the estimates or methodology used to reassess the remaining renewal commissions through cohort adjustments.

/s/ Deloitte & Touche LLP

Kansas City, MO
August 26, 2021

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,454	$321,065
Restricted cash	—	47,805
Accounts receivable	113,375	83,634
Commissions receivable-current	89,120	51,209
Other current assets	4,486	10,121
Total current assets	493,435	513,834
COMMISSIONS RECEIVABLE—Net	756,777	461,752
PROPERTY AND EQUIPMENT—Net	29,510	22,150
SOFTWARE—Net	12,611	8,399
OPERATING LEASE RIGHT-OF-USE ASSETS	31,414	—
INTANGIBLE ASSETS—Net	40,670	19,673
GOODWILL	68,019	46,577
OTHER ASSETS	1,436	1,408
TOTAL ASSETS	$1,433,872	$1,073,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,079	$22,891
Accrued expenses	20,676	14,936
Accrued compensation and benefits	40,909	22,228
Earnout liability	—	30,812
Operating lease liabilities—current	5,289	—
Other current liabilities	7,864	4,944
Total current liabilities	108,817	95,811
DEBT	459,043	311,814
DEFERRED INCOME TAXES	140,988	105,844
OPERATING LEASE LIABILITIES	38,392	—
OTHER LIABILITIES	11,743	14,635
Total liabilities	758,983	528,104
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 163,510,191 and 162,190,730 shares issued and outstanding as of June 30, 2021 and 2020, respectively	1,635	1,622
Additional paid-in capital	544,771	548,113
Retained earnings (accumulated deficit)	128,254	(2,792)
Accumulated other comprehensive income (loss)	229	(1,254)
Total shareholders’ equity	674,889	545,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,433,872	$1,073,793
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended June 30,
	2021	2020	2019
REVENUE:
Commission	$826,606	$476,606	$296,000
Production bonus and other	111,209	54,909	41,469
Total revenue	937,815	531,515	337,469
OPERATING COSTS AND EXPENSES:
Cost of revenue	270,715	167,399	104,421
Marketing and advertising	385,291	184,157	110,265
General and administrative	63,114	35,283	18,169
Technical development	18,623	12,347	8,326
Total operating costs and expenses	737,743	399,186	241,181
INCOME FROM OPERATIONS	200,072	132,329	96,288
INTEREST EXPENSE, NET	(29,320)	(24,595)	(1,660)
LOSS ON EXTINGUISHMENT OF DEBT	(3,315)	(1,166)	—
OTHER EXPENSES, NET	(1,588)	(405)	(15)
INCOME BEFORE INCOME TAX EXPENSE	165,849	106,163	94,613
INCOME TAX EXPENSE	34,803	25,016	22,034
NET INCOME	$131,046	$81,147	$72,579

NET INCOME (LOSS) PER SHARE:
Basic	$0.80	$(0.16)	$0.70
Diluted	$0.79	$(0.16)	$0.55
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	162,889	97,496	85,378
Diluted	165,544	97,496	132,491

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	1,483	(1,254)	—
OTHER COMPREHENSIVE INCOME (LOSS)	1,483	(1,254)	—
COMPREHENSIVE INCOME	$132,529	$79,893	$72,579
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit) (1)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2018	84,997	$850	$134,048	$129,472	$(77,241)	$—	$187,129
Net income	—	—	—	72,579	—	—	72,579
Cumulative effect of adoption of ASU 2016-09	—	—	—	353	—	—	353
Stock options exercised	5,642	56	4,244	—	—	—	4,300
Share-based compensation expense	—	—	86	—	—	—	86
Dividends paid(2)	—	—	—	(1,958)	—	—	(1,958)
Common stock repurchased	(20)	—	—	—	(34)	—	(34)
BALANCES-June 30, 2019	90,619	$906	$138,378	$200,446	$(77,275)	$—	$262,455
Net income	—	—	—	81,147	—	—	81,147
Loss on cash flow hedge, net of tax	—	—	—	—	—	(1,295)	(1,295)
Amount reclassified into earnings, net tax	—	—	—	—	—	41	41
Stock options exercised	5,495	56	5,450	—	—	—	5,506
Share-based compensation expense	—	—	9,483	—	—	—	9,483
Issuance and conversion of preferred shares, net of transaction fees	51,571	516	129,531	—	—	—	130,047
Dividends paid(3)	—	—	—	(207,341)	—	—	(207,341)
Dividends paid on unexercised stock options	—	—	(9,221)	—	—	—	(9,221)
Return of capital	—	—	(58,438)	—	—	—	(58,438)
Treasury stock retirement	(3,520)	(36)	—	(77,044)	77,275	—	195
Proceeds from initial public offering, net of underwriters’ discounts and commissions and other offering expenses	18,026	180	332,930	—	—	—	333,110
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(2,792)	$—	$(1,254)	$545,689
Net income	—	—	—	131,046	—	—	131,046
Gain on cash flow hedge, net of tax	—	—	—	—	—	941	941
Amount reclassified into earnings, net tax	—	—	—	—	—	542	542
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,213	12	(9,473)	—	—	—	(9,461)
Issuance of common stock pursuant to employee stock purchase plan and vesting of restricted stock unit awards	106	1	985	—	—	—	986
Share-based compensation expense	—	—	5,146	—	—	—	5,146
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$128,254	$—	$229	$674,889
(1) As adjusted for the adoption of ASC 606 using the full retrospective method.
(2) Dividends paid per share, including common shares and series A-D, were $0.12 for the year ended June 30, 2019.
(3) Dividends paid for common stock and unexercised stock options were $1.96 per share and $15.66 per share for preferred series A-D during the year ended June 30, 2020. Refer to Note 12 for further details.

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

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,046	$81,147	$72,579
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	16,142	7,993	4,702
Loss on disposal of property, equipment, and software	686	360	221
Share-based compensation expense	5,165	9,498	86
Deferred income taxes	34,654	25,007	21,991
Amortization of debt issuance costs and debt discount	3,344	2,266	123
Write-off of debt issuance costs	2,570	237	—
Fair value adjustments to contingent earnout obligations	1,488	375	—
Non-cash lease expense	3,823	—	—
Changes in operating assets and liabilities:
Accounts receivable	(27,827)	(15,585)	(8,676)
Commissions receivable	(332,936)	(197,364)	(91,639)
Other assets	4,848	(3,352)	(3,031)
Accounts payable and accrued expenses	19,728	15,672	2,810
Operating lease liabilities	(3,782)	—	—
Other liabilities	25,609	11,970	947
Net cash (used in) provided by operating activities	(115,442)	(61,776)	113
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,907)	(9,446)	(3,921)
Proceeds from sales of property and equipment	—	3	—
Purchases of software and capitalized software development costs	(8,081)	(6,106)	(4,715)
Acquisition of business	(41,028)	(35,821)	—
Net cash used in investing activities	(64,016)	(51,370)	(8,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	—	87,989	135,621
Payments on revolving line of credit	—	(99,021)	(144,341)
Net proceeds from Term Loans	228,753	416,500	—
Payments on Term Loans	(84,118)	(100,000)	—
Proceeds from other debt	—	16,575	16,200
Payments on other debt	(251)	(31,447)	(1,395)
Proceeds from common stock options exercised and employee stock purchase plan	1,887	5,506	4,300
Purchase of treasury stock	—	—	(34)
Cash dividends paid	—	(275,000)	(1,958)
Issuance of preferred stock	—	135,000	—
Payments of tax withholdings related to net share settlement of equity awards	(10,362)	—	—
Payments of debt issuance costs	(885)	(7,854)	(258)
Payments of costs incurred in connection with private placement	(1,771)	(3,784)	—
Payments of costs incurred in connection with initial public offering	(3,911)	(3,218)	—
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	340,200	—
Payment of contingent earnout liability	(32,300)	—	—
Net cash provided by financing activities	97,042	481,446	8,135
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(82,416)	368,300	(388)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	368,870	570	958
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$286,454	$368,870	$570

Reconciliation to the Consolidated Balance Sheets:
Cash and cash equivalents	286,454	321,065	570
Restricted cash	—	47,805	—
Total cash, cash equivalents, and restricted cash	$286,454	$368,870	$570

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(26,006)	$(23,497)	$(1,467)
Income taxes paid, net	(214)	64	(40)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Landlord funded allowance for tenant improvements	—	4,437	2,562
Capital expenditures in accounts payable and accrued expenses	444	241	250
Contingent earnout obligation related to acquisition	—	30,437	—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Payoff of credit agreement	—	(21,645)	—
Equity issuance costs in accounts payable and accrued expenses	—	5,643	—

See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. and its subsidiaries (the “Company” or “SelectQuote”) contract with numerous insurance carriers to sell senior health (“Senior”), life (“Life”), and auto and home insurance (“Auto & Home”) policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. Senior sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related policies. InsideResponse and Population Health are also included in Senior. Life sells term and permanent life insurance policies (together referred to as "core") and final expense policies, along with other ancillary products. Auto & Home primarily sells non-commercial auto & home property and casualty insurance policies. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company primarily earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and when the underlying policyholder renews their policy in subsequent years (“renewal”). Additionally, the Company receives certain volume-based bonuses from some carriers on first-year policies sold, which are referred to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC, and SelectQuote Ventures, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2021. Certain reclassifications have been made to prior periods to conform with current year. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Results of operations were not materially impacted by the COVID-19 pandemic.

Our fiscal year ends on June 30. References in this Annual Report to a particular "year," "fiscal," "fiscal year," or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, commissions receivable, the provision for income taxes, share-based compensation, and valuation of intangible assets and goodwill. The impact of changes in estimates is recorded in the period in which they become known.

Business Combinations—The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets, liabilities, and goodwill acquired in a business combination to be recorded at full fair value at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumption that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Refer to Note 2 of the consolidated financial statements for further details.

Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. The Company’s restricted cash balance consists of a specified deposit account to be used only for interest payments on the 2019 Term Loan (as defined below).

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2021, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2021, three insurance carrier customers accounted for 29%, 21%, and 10% of total accounts and commissions receivable. As of June 30, 2020, three insurance carrier customers accounted for 26%, 20%, and 10% of total accounts and commissions receivable.

For the year ended June 30, 2021, three insurance carriers customers accounted for 24%, 19%, and 15% of total revenue. For the year ended June 30, 2020, three insurance carrier customers accounted for 26% 18%, and 11% of total revenue. For the year ended June 30, 2019, three insurance carrier customers accounted for 23%, 14%, and 12% of total revenue.

Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation. Finance lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income. Depreciation is computed using the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Computer hardware	3 years
Machinery and equipment	2–4 years
Automobiles	5 years
Leasehold improvements	Shorter of lease period or useful life
Furniture and fixtures	7 years

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

Implementation costs incurred in a hosting arrangement that is a service contract are capitalized according to the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and classified in the same balance sheet line item as amounts prepaid for the related hosting arrangement. Amortization of these costs is recorded to the same income statement line item as the service fees for the related hosting arrangement and over the same term.

Leases—The Company has entered into various lease agreements for office space and other equipment as lessee. At contract inception, the Company determines that a contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. If a contract contains a lease, the Company recognizes a right-of-use asset and a lease liability on the consolidated balance sheet at lease commencement. The Company has elected a practical expedient to make an accounting policy not to record short-term leases on the consolidated balance sheet, defined as leases with an initial term of 12 months or less that do not contain purchase options that the lessee is reasonably certain to elect.

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

Impairment and Disposal of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such asset is considered to be impaired, a loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. For the years ended June 30, 2021, 2020, and 2019, there were no events or changes in circumstances to indicate impairment of long-lived assets.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired in a business combination as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that the Company test goodwill for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. Goodwill is allocated among, and evaluated for impairment, at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company performs the annual goodwill impairment as of April 1. Refer to Note 2 of the consolidated financial statements for further details.

Commission Advances—Commission advances represent a refund liability primarily for upfront future renewal commission payments received from certain insurance carriers at the time an insurance policy is first sold. The Company is required to return commission advances to customers in the event the underlying policyholder does not renew the policy. When the Company has an unconditional right to the consideration, the Company recognizes a reduction to the corresponding contract asset and refund liability. As of June 30, 2021 and 2020, there was approximately $5.1 million and $1.7 million, respectively, recorded in other current liabilities on the consolidated balance sheet.

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

Contracts with Customers—The Company’s primary customers are the insurance carriers that it contracts with to sell insurance policies on their behalf. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company earns commissions for first year and renewal policies from the insurance carriers, as presented in the consolidated statements of comprehensive income as commission revenue. Additionally, the Company earns production bonuses on first year policies from the insurance carriers based on attaining predetermined target sales levels or other agreed upon objectives and marketing development funds received from certain insurance carriers based on historical experience to drive incremental policy sales, as presented in the consolidated statements of comprehensive income as production bonus and other revenue. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. We review individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration. Additionally, the insurance carriers often have the ability to amend provisions in the contracts relating to the prospective commission rates paid to the Company for new policies sold. The Company’s contracts with customers contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price.

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

For renewal commissions, the Company utilizes the expected value approach. This approach incorporates a combination of historical lapse and premium increase data (where applicable), available insurance carrier experience data, historical payment data by segment and insurance carrier to estimate forecasted renewal consideration and constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy renews, and adjustments in variable consideration are recognized in the period incurred. The foregoing is exclusive of marketing development funds, InsideResponse lead generation revenue, and Population Health revenue in which the transaction prices are known.

The Company utilizes a practical expedient to estimate commission revenue by applying the use of a portfolio approach to policies grouped together by segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”). This provides a practical approach to estimating the renewal commissions expected to be collected for each cohort by evaluating various factors, including but not limited to, contracted commission rates, insurance carrier mix, premium increases, and persistency rates.

Timing of Recognition—The Company recognizes revenue when it has completed its performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, the Company’s historical experience, and established customer business practices:

Senior Revenue

a.Commission revenue for senior health policies is recognized at the earliest of when the insurance carrier has approved the policy sold, when a commission payment is received from the insurance carrier, or when the policy sold becomes effective.

b.Lead sales revenue for InsideResponse is recognized when the generated lead is accepted by the customer, which is the point of sale, and the Company has no further performance obligation after the delivery.

c.Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, the Company has performed substantially all of its performance obligations and does not experience a significant level of returns or re-shipments. There are no future revenue streams associated as patients have the option to cancel their service at any time.

Life Revenue

a.Commission revenue is recognized when the insurance carrier has approved the policy sold and payment information has been obtained from the policyholder.

Auto & Home Revenue

a.Commission revenue is recognized when the policy sold becomes effective.

The Company does not receive consideration prior to the satisfaction of its performance obligation, and as a result, does not have contract liabilities with its customers. Refer to Note 13 of the consolidated financial statements for further information.

Reassessment of the Transaction Price—The Company is continuously evaluating the assumptions and inputs into the Company's calculation of renewal commission revenue. As a result of these continuous evaluations, the Company recognizes cohort adjustments for revenue from prior periods when the cash collections are different from the estimated constrained renewal commissions. Cohort adjustments are a result of a change in estimate of expected cash collections when actual cash collections differs from the estimated constrained renewal commissions for the revenue recognized at the time of approval. Cohort adjustments can be positive or negative and are recognized using actual experience from policy renewals. As part of the ongoing evaluation, the Company revised its approach for estimating renewal commissions for the Senior segment beginning with the fourth quarter 2021, which included changing to the use of policy level persistency as the method for calculating persistency and the constraints applied to the calculation of a cohort renewal commission value.

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

Commissions Receivable—Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not renewed yet. The current portion of commissions receivable are future renewal commissions expected to be renewed within one year, while the non-current portion of commissions receivable are expected to be renewed beyond one year. Contract assets are reclassified as accounts receivable when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy, typically on an annual basis.

The Company assesses impairment for uncollectible consideration amounts when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the years ended June 30, 2021 or 2020, respectively.

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

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $329.4 million, $162.8 million, and $99.9 million for the years ended June 30, 2021, 2020, and 2019, respectively.

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

The Company adopted the new guidance and related amendments on July 1, 2020, and elected the transition package of practical expedients permitted under the transition guidance, which allowed the carry forward of historical assessments of whether a contract contains a lease, lease classification, and initial direct costs. The new guidance and related amendments have been applied on a modified retrospective basis using the optional transition method with an application date of July 1, 2020.

As a result of adopting this standard, on July 1, 2020, the Company recorded lease liabilities of $41.3 million and right-of-use assets of $29.7 million, which includes reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard did not have a material impact on the Company’s consolidated statements of comprehensive income or the consolidated statements of cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Note 5 to the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and certain other financial assets. The Company adopted the standard on a prospective basis as of July 1, 2020. Adoption of the standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted—In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard becomes effective for the Company on July 1, 2022, and for interim periods beginning July 1, 2023, with early adoption permitted. The Company is currently evaluating the impact to its consolidated financial statements and related disclosures but does not expect this ASU to have a material impact.

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

InsideResponse, LLC—On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse, an online marketing consulting firm the Company previously purchased leads from, for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price was comprised of $32.7 million, which was paid in cash at the closing of the transaction and an earnout of up to $32.3 million, which was paid in full in cash during the year ended June 30, 2021, as InsideResponse achieved the applicable earnout target for calendar year 2020, as set forth in the Merger Agreement. Additionally, during the year ended June 30, 2021, the Company recorded $1.5 million in other expenses, net in the consolidated statement of comprehensive income as an adjustment to the fair market value of the earnout liability.

Under the terms of the Merger Agreement, total consideration in the acquisition consisted of the following as of the acquisition date (in thousands):

Base purchase price	$32,700
Fair value of earnout	30,437
Net working capital true-up(1)	3,527
Closing cash	904
Closing indebtedness	(476)
Total purchase consideration	$67,092
(1) The Company recorded a $0.1 million measurement period adjustment to the carrying amount of goodwill related to the net working capital true-up for the year ended June 30, 2021.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the expected synergies in streamlining the Company's marketing and advertising process by consolidating a primary vendor into its marketing team, providing full access to a rapidly growing and scalable lead generation strategy, guaranteeing our ability to consume more leads and reducing cost. This acquired goodwill is allocated to the Senior segment (which is also the reporting unit), and approximately $5.0 million is deductible for tax purposes.

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

Lead distribution company—On February 1, 2021, the Company acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), as set forth in the Asset Purchase Agreement, dated February 1, 2021 (the "Asset Purchase Agreement"). The purchase price is comprised of $30.0 million, of which $24.0 million was paid in cash at the closing of the transaction with an additional $6.0 million of holdback for indemnification claims, net working capital adjustments, and underperformance. Additionally, the purchase price includes an earnout of up to $3.5 million. The primary purpose of the acquisition was to secure and incorporate the exclusive publisher relationships into the lead generation business of InsideResponse. The Company recorded $0.4 million of acquisition-related costs in general and administrative operating costs and expenses in the consolidated statement of comprehensive income.

The earnout is contingent upon the achievement of a minimum of 50,000 insurance policies sold to closed policy leads during calendar year 2021 and will be paid in cash no later than five days after the accountant-reviewed stand-alone financial statements of the lead distribution company, as of and for the period ending December 31, 2021, are finalized. While the earnout provides for a range of possible payouts, if the lead distribution company fails to hit the minimum target threshold set forth in the Asset Purchase Agreement, there will be no payout, but in no circumstance can the earnout exceed $3.5 million. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the consolidated statement of comprehensive income in the period in which it is earned. As of June 30, 2021, the Company has not accrued an earnout payment based on current forecasted performance.

The underperformance amount related to the $6.0 million holdback is calculated as follows: if the lead performance percentage, calculated as the calendar year 2021 closed policy amount divided by the closed policy performance target of 50,000 closed policy leads, is less than or equal to 60%, the underperformance amount shall be calculated as 100% less the lead performance percentage multiplied by $30.0 million. As of June 30, 2021, current forecasted performance is expected to exceed 60%.

The Company will accrue interest on the remaining holdback of $5.5 million, after the net working capital true-up of $0.5 million, through the 15-month anniversary of the closing date in interest expense, net in the consolidated statement of comprehensive income.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the benefits of leveraging the exclusive publisher relationships in the business. This acquired goodwill is allocated to the Senior segment (which is also the reporting unit), and is not deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

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

From the date of acquisition, February 1, 2021, through June 30, 2021, the lead distribution company generated $5.6 million of lead generation revenue, all of which was consumed by the Senior segment.

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, now branded SelectRx, a leading specialty pharmaceutical distributor, for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), as set forth in the Stock Purchase Agreement dated April 30, 2021 (the "Stock Purchase Agreement"). The aggregate purchase price of up to $24.0 million is comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The primary purpose of the acquisition was to take advantage of the Company's technology and customer base to facilitate better patient care through coordination of strategic, value-based care partnerships. The Company recorded $0.3 million of acquisition-related costs in general and administrative operating costs and expenses in the consolidated statement of comprehensive income. In addition, as a result of the acquisition, the Company has entered into an operating lease with a related party. Refer to Note 5 in the consolidated financial statements for further details.

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As of June 30, 2021, the Company has not accrued an earnout payment based on current forecasted performance. The $2.5 million of holdback will be due upon the 15-month anniversary of the closing date of the acquisition.

Under the terms of the Stock Purchase Agreement, total consideration in the acquisition consisted of the following as of the acquisition date (in thousands):

Base purchase price	$20,000
Net working capital true-up	(483)
Closing cash	20
Total purchase consideration	$19,537

At the date of acquisition, the fair value of net tangible assets acquired, excluding property and equipment, approximated their carrying value. The property and equipment was valued primarily using the cost and sales comparison approach to value. For the proprietary software acquired, the replacement cost method under the cost approach was used, estimating the cost to rebuild the software. The non-compete agreement was valued using the income approach, and the customer relationships were valued using the multiple period excess earnings method. As such, all aforementioned intangible assets were valued using Level 3 inputs.

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Senior segment (which is also the reporting unit), and the Company expects approximately $16.0 million to be deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$20
Accounts receivable		613
Other current assets		28
Property and equipment, net		287
Accounts payable		(280)
Accrued expenses, including compensation and benefits		(45)
Net tangible assets acquired		623

Proprietary Software	3 years	550
Non-compete agreements	5 years	100
Customer relationships	1 year	200
Goodwill	Indefinite	18,064
Total intangible assets acquired		18,914
Net assets acquired		$19,537

The Company will amortize the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from one to five years.

From the date of acquisition, April 30, 2021, through June 30, 2021, SelectRx generated $1.8 million of mail order prescription revenue.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following as of June 30:

(in thousands)	2021	2020
Computer hardware	$13,351	$9,829
Machinery and equipment(1)	2,667	2,443
Leasehold improvements	18,525	17,692
Furniture and fixtures	5,004	5,259
Work in progress	7,220	1,267
Total	46,767	36,490
Less accumulated depreciation	(17,257)	(14,340)
Property and equipment—net	$29,510	$22,150
(1) Includes financing lease right-of-use assets.

Work in progress as of June 30, 2021, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. As of June 30, 2020, work in progress primarily represents tenant improvements not yet put into service. Depreciation expense for the years ended June 30, 2021, 2020, and 2019, was $7.7 million, $5.2 million, and $3.7 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following as of June 30:

(in thousands)	2021	2020
Software	$16,530	$10,999
Work in progress	3,826	1,922
Total	20,356	12,921
Less accumulated amortization	(7,745)	(4,522)
Software—net	$12,611	$8,399

Work in progress as of June 30, 2021 and June 30, 2020, primarily represents costs incurred for software not yet put into service and are not yet being amortized. For the years ended June 30, 2021, 2020, and 2019, the Company capitalized internal-use software and website development costs of $7.6 million, $5.8 million, and $4.1 million, respectively, and recorded amortization expense of $3.9 million, $2.2 million, and $0.9 million, respectively.

5.LEASES

The majority of the Company’s leases are operating leases related to office space. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Wilmington, North Carolina; Des Moines, Iowa; and Oakland, California. The Company has also entered into an operating lease with a related party for the SelectRx facilities in Monaca, Pennsylvania which is included in the disclosures that follow. Over the term of the lease the Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option which it is reasonably certain to exercise. The Company recognizes lease expense for operating leases on a straight-line basis over the respective lease term. The Company's operating leases have remaining lease terms of less than one year to fifteen years.

The Company has entered into noncancelable agreements to sublease portions of its office facilities to unrelated third parties. Sublease rental income is recorded as a reduction of rent expense in general and administrative operating costs and expenses in the consolidated statements of comprehensive income. Sublease rental income was $1.0 million, $0.3 million, and $0.4 million for the years ended June 30, 2021, 2020, and 2019, respectively.

Operating lease expense was $7.8 million for the year ended June 30, 2021, recorded in general and administrative operating costs and expenses in the consolidated statements of comprehensive income.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of June 30, 2021:

(in thousands)	Balance Sheet Classification	Amount
Assets
Operating leases	Operating lease right-of-use assets	$31,414
Finance leases	Property and equipment - net	181
Total lease right-of-use assets		31,595

Liabilities
Current
Operating leases	Operating lease liabilities - current	5,289
Finance leases	Other current liabilities	188
Non-current
Operating leases	Operating lease liabilities	38,392
Finance leases	Other liabilities	27
Total lease liabilities		$43,896

Lease Costs—The components of lease costs were as follows:

Year Ended June 30,
(in thousands)	2021
Finance lease costs(1)	$245
Operating lease costs(2)	7,843
Short-term lease costs	172
Variable lease costs(3)	1,195
Sublease income	(975)
Total net lease costs	$8,480
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

Supplemental Information—Supplemental information related to leases was as follows as of and for the year ended June 30, 2021:

(in thousands)	Operating Leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$7,228	$11	$7,239
Financing cash flows from leases	—	262	262
Right-of-use assets obtained in exchange for new lease liabilities	$5,618	$194	$5,812

	Operating Leases	Finance leases
Weighted-average remaining lease term (in years)	7.20	1.14
Weighted-average discount rate	9.58%	6.44%

Maturities of Lease Liabilities—As of June 30, 2021, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
2022	9,171	196	9,367
2023	8,704	26	8,730
2024	9,086	—	9,086
2025	9,100	—	9,100
2026	6,825	—	6,825
Thereafter	17,537	—	17,537
Total undiscounted lease payments	60,423	222	60,645
Less: interest	16,742	7	16,749
Present value of lease liabilities	$43,681	$215	$43,896

The following table summarizes the future annual minimum lease obligations under non-cancelable operating leases at June 30, 2020, under the previous lease accounting standard ASC 840, Leases (in thousands):

2021	$8,781
2022	8,497
2023	7,991
2024	8,353
2025	8,306
Thereafter	21,262
Total minimum lease payments	$63,190

6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Cash, cash equivalents, and restricted cash—As of June 30, 2021 and 2020, cash equivalents included a money market account primarily invested in cash, U.S. Government securities, and repurchase agreements that are collateralized fully. As of June 30, 2020, the Company had $47.8 million of restricted cash required to be used toward payment of interest on the 2019 Term Loan. This requirement was subsequently removed in the 2021 Term Loan (refer to Note 10 of the consolidated financial statements for further details). Cash, cash equivalents, and restricted cash consisted of the following as of June 30:

(in thousands)	2021	2020
Cash	$25,713	$20,395
Money market funds	260,741	300,670
Cash and cash equivalents	286,454	321,065
Restricted Cash	—	47,805
Total cash, cash equivalents, and restricted cash	$286,454	$368,870

Other current assets—Other current assets consisted of the following as of June 30:

(in thousands)	2021	2020
Prepaid expenses(1)	$2,327	$7,257
Other receivables(2)	1,882	2,036
Other(3)	277	828
Total other current assets	$4,486	$10,121

(1) Prepaid expenses primarily consists of amounts prepaid for future services and other contractual arrangements for which we have yet to receive benefit.
(2) Other receivables primarily consists of tax incentive payments not yet received.
(3) Other primarily consists of prescription drug management inventory and income taxes receivable.

Other current liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2021	2020
Unearned revenue	$5,080	$1,738
Current portion of debt	2,360
Unrealized loss on interest rate swap contract	236	1,669
Deferred rent-short term	—	1,488
Leases payable-short term	—	49
Financing lease liabilities-short term	188	—
Total other current liabilities	$7,864	$4,944

Other liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2021	2020
Deferred rent-long term	$—	$11,451
Leases payable-long term	—	59
Payroll tax liabilities-long term	4,332	2,493
Acquisition holdback	5,730	—
Financing lease liabilities-long term	27	—
Third party commission liabilities	1,286	—
Other(1)	368	632
Total other liabilities	$11,743	$14,635

(1) Other noncurrent liabilities primarily consists of revenue sharing obligations expected to settle beyond one year from the balance sheet date.

7.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisitions listed in the table below (refer to Note 2 to the consolidated financial statements for further details). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the years ended June 30, 2021, 2020, and 2019, there were no such indicators.

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions listed in the table below (refer to Note 2 to the consolidated financial statements for further details). There were no goodwill impairment charges recorded during the years ended June 30, 2021, 2020, and 2019.

Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. For the following acquisitions, the reporting units to which goodwill has been assigned and the associated reportable segments are as follows:

Acquisition	Reporting Unit	Reportable Segment
Auto & Home-controlling interest	Auto & Home	Auto & Home
InsideResponse	Senior	Senior
Lead distribution company	Senior	Senior
Express Med Pharmaceuticals	Senior	Senior

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below as of June 30 (dollars in thousands, useful life in years):

	2021				2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships	$17,122	$(3,448)	$13,674		$16,922	$(1,011)	$15,911
Trade name	2,680	(625)	2,055		2,680	(88)	2,592
Proprietary software	1,592	(382)	1,210		1,042	(48)	994
Non-compete agreements	1,292	(163)	1,129		192	(16)	176
Vendor relationships	23,700	(1,098)	22,602		—	—	—
Total intangible assets	$46,386	$(5,716)	$40,670	7.1	$20,836	$(1,163)	$19,673	6.4

Total indefinite-lived assets
Goodwill-Auto & Home			$5,364				$5,364
Goodwill-Senior			62,655				41,213
Total goodwill			$68,019				$46,577

For the years ended June 30, 2021, 2020, and 2019, amortization expense related to intangible assets totaled $4.6 million, $0.5 million, and $0.1 million, respectively.

Changes in the balance of goodwill for the year ended June 30, 2021, are as follows (in thousands):

Balance, June 30, 2020	$46,577
Measurement period adjustments(1)	(122)
Goodwill from the acquisition of a lead distribution company	3,500
Goodwill from the acquisition of Express Med Pharmaceuticals	18,064
Balance, June 30, 2021	$68,019
(1) Represents measurement period adjustments related to the InsideResponse acquisition (refer to Note 2 to the consolidated financial statements for further details).

As of June 30, 2021, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Vendor Relationships	Customer relationships	Total
2022	$536	$432	$282	$2,633	$2,476	$6,359
2023	536	339	273	2,633	2,324	6,105
2024	536	308	220	2,633	2,319	6,016
2025	447	131	220	2,633	2,316	5,747
2026	—	—	134	2,633	2,313	5,080
Thereafter	—	—	—	9,437	1,926	11,363
Total	$2,055	$1,210	$1,129	$22,602	$13,674	$40,670

8.EMPLOYEE BENEFIT PLANS
The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 2% per plan year. Additionally, the Company makes a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $3.6 million, $2.1 million, and $1.5 million for the years ended June 30, 2021, 2020, and 2019, respectively.

In addition, our Board of Directors and shareholders have adopted the 2020 Employee Stock Purchase Plan (the “ESPP”), which was effective as of May 21, 2020. The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. Refer to note 12 to the consolidated financial statements for further detail.

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheet, was $1.8 million and $0.7 million as of June 30, 2021, and 2020, respectively.

9.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to hedge against the interest rate risk associated with its variable-rate debt as a result of the Company's exposure to fluctuations in interest rates associated with the Term Loans (as defined in Note 10 to the consolidated financial statements). To accomplish this hedging strategy, the Company enters into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable-rate payments are tied. To qualify for hedge accounting, the Company documents and assesses effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps are recorded on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings as an offset to interest expense, net in the same period that the hedged items affect earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

The Company entered into a USD floored interest rate swap agreement on May 12, 2020, with an effective date of May 29, 2020, wherein the Company exchanged a floating rate of interest of LIBOR (subject to a 1% floor) plus 6.00% on the notional amount of $325.0 million of the Company’s $425.0 million 2019 Term Loan (as defined in Note 10 to the consolidated financial statements) for a fixed rate payment of 6.00% plus 1.188%. Subsequently, on March 12, 2021, as a result of the First Amendment (as defined in Note 10 to the consolidated financial statements), the Company de-designated and simultaneously re-designated the original interest rate swap with modified terms (the "Amended Interest Rate Swap"), matching those of the 2021 Term Loan (as defined in Note 10 to the consolidated financial statements), in order to maintain a highly effective hedge relationship. The Amended Interest Rate Swap is designed as a hedge of the remaining forecasted interest payments on the notional amount of $325.0 million of the Term Loans (as defined in Note 10 to the consolidated financial statements). As the results of the modification indicate that the hedge remains highly effective, the Amended Interest Rate Swap continues to qualify for hedge accounting. As of the date of de-designation, $0.5 million was recorded directly to general and administrative expense in the consolidated statement of comprehensive income, as this represents the ineffective portion of the hedge in re-designation. The Amended Interest Rate Swap terminates on November 5, 2024.

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

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of June 30:

(in thousands)	2021		2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other current liabilities	$(236)	Other current liabilities	$(1,669)

The following table presents the unrealized gains (losses) deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2021	2020
Unrealized gain (loss), before taxes	$1,251	$(1,723)
Income tax (expense) benefit	(310)	428
Unrealized gain (loss), net of taxes	$941	$(1,295)

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2021	2020
Interest expense	$721	$54
Income tax benefit	(179)	(13)
Net reclassification into earnings	$542	$41

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)	Derivative Instruments
Balance at June 30, 2020	$(1,254)
Unrealized gains, net of related tax expense of $0.3 million	941
Amount reclassified into earnings, net of related taxes of $0.2 million	542
Balance at June 30, 2021	$229

As of June 30, 2021, the Company estimates that $0.9 million will be reclassified into interest expense during the next twelve months.

10.DEBT

Senior Secured Credit Facility— Debt consisted of the following as of June 30:

(in thousands)	2021	2020
Term Loans	$471,912	$325,000
Unamortized debt issuance costs on Term Loans	(4,081)	(5,819)
Unamortized debt discount on Term Loans	(6,428)	(7,367)
Total debt	461,403	311,814
Less current portion of debt:(1)	(2,360)	—
Non-current portion of debt	$459,043	$311,814
(1) Presented in other current liabilities on the consolidated balance sheets.

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

On February 24, 2021, the Company entered into the First Amendment to the Senior Secured Credit Facility (the “First Amendment”) with certain of its existing lenders (excluding "non-consenting lenders" that decided not to participate in the First Amendment) and Morgan Stanley as administrative agent. The First Amendment amends the existing Senior Secured Credit Facility to, among other things, (i) provide for (x) an additional $231.0 million senior secured term loan (the "2021 Term Loan", together with the 2019 Term Loan, the "Term Loans") and (y) a $145.0 million senior secured delayed draw term loan facility (the “DDTL Facility”), which may be drawn from time to time, subject to certain conditions, during the first twelve months following the date of the First Amendment, (ii) reduce the Company’s interest rate on the Term Loans, (iii) make certain changes to the covenants in the Senior Secured Credit Facility governing the Company’s operating flexibility and (iv) to eliminate the restricted cash balance reserved for interest noted above. The proceeds of the 2021 Term Loan were used (i) to pay back $84.1 million of the 2019 Term Loan to the non-consenting lenders, (ii) to finance permitted acquisitions and investments, (iii) to pay the debt issuance costs incurred for the First Amendment, and (iv) for general corporate purposes. As of June 30, 2021, after giving effect to the First Amendment, the aggregate principal amount of Term Loans outstanding was $471.9 million, the borrowing capacity under the DDTL Facility was $145.0 million, and the borrowing capacity under the Revolving Credit Facility was $75.0 million.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option. The Term Loans and any loans under the DDTL Facility bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR (subject to a floor of 0.75%) plus 5.00% or (b) a base rate plus 4.00%, at the Company’s option. The Company’s risk management strategy includes entering into interest rate swap agreements from time to time to protect against unfavorable interest rate changes relating to forecasted debt transactions. Refer to Note 9 to the consolidated financial statements for further details.

The Term Loans are mandatorily repayable beginning March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loans, with the balance payable on the maturity date of November 5, 2024. The Revolving Credit Facility and the DDTL Facility also have a maturity date of November 5, 2024.

The First Amendment contains customary affirmative and negative covenants and events of default. In addition, the First Amendment contains a financial covenant, requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio. As of June 30, 2021, the Company was in compliance with all of the required covenants. The obligations of the Company under the First Amendment are guaranteed by certain of the Company’s subsidiaries, and secured by a security interest in all assets of the Company, subject to certain exceptions detailed in the First Amendment and related ancillary documentation.

The Company had incurred $8.0 million in debt issuance costs related to the Senior Secured Credit Facility of which $1.2 million was allocated to the Revolving Credit Facility and was recorded in other assets in the consolidated balance sheet, and $6.8 million was allocated to the 2019 Term Loan and was recorded as a reduction to the carrying amount of the 2019 Term Loan in debt in the consolidated balance sheet. Additionally, the Company paid $8.5 million to the lenders of the 2019 Term Loan as an original issue discount (“OID”), which also was recorded as a reduction to the carrying amount of the 2019 Term Loan in debt in the consolidated balance sheets. The debt issuance costs and OID incurred were being amortized through interest expense on a straight-line basis over the five-year life of the Senior Secured Credit Facility.

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

In accordance with ASC 470-50-40 "Debt Modification and Extinguishments," the First Amendment was accounted for as a modification of debt for the lenders that remained in the syndicate, while the non-consenting lenders were accounted for as an extinguishment of debt. Therefore, the new debt issuance costs were allocated on a pro-rata basis and treated as follows:

•Revolving Credit Facility—The remaining unamortized balance of debt issuance costs of $0.9 million and the new debt issuance costs incurred related to the First Amendment of $0.2 million were deferred and are being amortized through interest expense on a straight-line basis over the remaining term of the agreement.

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

•Term Loans—For the extinguished debt related to the non-consenting lenders, the Company recognized a $3.3 million loss on debt extinguishment in the consolidated statements of comprehensive income for the year ended June 30, 2021, consisting of unamortized debt issuance costs of $1.1 million and unamortized OID of $1.4 million and a 1% breakage fee associated with the payoff of the non-consenting lenders of $0.8 million.

The remaining unamortized balance of debt issuance costs and OID related to the 2019 Term Loan of $3.8 million and $4.8 million, respectively, and the new debt issuance costs incurred and the OID related to the First Amendment of $0.7 million and $2.3 million, respectively, were deferred and are being amortized through interest expense on a straight-line basis over the remaining term of the agreement.

Non-Recourse Debt—On December 14, 2018, the Company entered into a senior secured delayed draw credit facility (as amended, the “Receivables Financing Agreement”). Pursuant to the Receivables Financing Agreement, the Company had access to a senior secured delayed draw credit facility consisting of up to $30.0 million aggregate principal amount of commitments (the “Commitment”), with no more than quarterly draws in an aggregate original principal amount not to exceed the Commitment, with the commissions receivable from the Auto & Home insurance policies sold as collateral. As the underlying policyholders renewed their policies, the renewal commissions received from our insurance carrier partners were transferred to the lender as repayment of the draw, with any accrued interest being paid first. Each loan accrued interest at 11.5% that was computed on a daily basis on the unpaid principal and interest amounts. If the amount of renewal commissions received was not enough to pay off the loan balances, there was no recourse to the Company. If we continued to receive renewal commissions on the underlying policies after the time at which the loan balances were paid off, the right to those renewal commissions reverted back to the Company. Over the life of the Receivables Financing Agreement, we received $32.8 million in proceeds from seven draws on the facility and made principal payments of $4.5 million. On June 8, 2020, the Company repaid in full all of its and its subsidiaries’ indebtedness and other obligations totaling $29.3 million under the Receivables Financing Agreement. The Company repaid the outstanding debt using proceeds from the IPO. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the Receivables Financing Agreement) were terminated and released and the Receivables Financing Agreement was terminated. As a result of the repayment, the Company recorded a $1.2 million loss on debt extinguishment in the consolidated statement of comprehensive income for the year ended June 30, 2020, primarily consisting of a prepayment penalty associated with the debt payoff activity of $0.9 million and the write-off of unamortized debt issuance costs of $0.3 million.

Debt Issuance Costs—Total amortization of debt issuance costs was $3.3 million, $2.3 million, and $0.1 million, for the years ended June 30, 2021, 2020 and 2019, respectively, which was included in interest expense, net in the Company’s consolidated statements of comprehensive income.

11.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 5 to the consolidated financial statements for commitments related to our operating leases.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

On August 17, 2021, a putative securities class action lawsuit was filed against the Company and two of its executive officers in the U.S. District Court for the Southern District of New York. The complaint, captioned Hartel v. SelectQuote, Inc., et al., Case No. 1:21-cv-06903, asserts securities fraud claims on behalf of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company’s common stock between February 8, 2021 and May 11, 2021 (the “Relevant Period”). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the Relevant Period. The plaintiffs seek unspecified damages and reimbursement of attorneys’ fees and certain other costs. The Company believes the allegations in the complaint are without merit and intends to defend the case vigorously. Accordingly, we currently believe that this matter will not have a material adverse effect on any of our results of operations, financial condition or liquidity. However, depending on how this matter progresses, it could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to this matter is probable, nor has it accrued a liability related to this matter.

12.SHAREHOLDERS' EQUITY

Common Stock—As of June 30, 2021, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan ("ESPP")	1,343,560
Stock awards outstanding under 2020 Plan	1,881,742
Stock awards available for grant under 2020 Plan	7,668,259
Options outstanding under 2003 Plan	2,005,977
Options available for grant under 2003 Plan	—
Total	12,899,538

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

Preferred Stock—Upon the closing of the Company's IPO, all outstanding shares of preferred stock converted on an 8:1 basis into common stock. The conversion resulted in an impact to additional paid-in capital in the consolidated balance sheet of $0.2 million as of June 30, 2020.

On April 17, 2020 and May 6, 2020, the Company issued and sold an aggregate of 100,000 shares and 35,000 shares, respectively, of its Series E preferred stock to certain “accredited investors” (as defined in Regulation D promulgated under the Securities Act), at a purchase price of $1,000 per share, for aggregate proceeds of $135.0 million and net proceeds to the Company of $129.4 million after deducting commissions and expenses. In connection with the sale of these shares, the Company entered into Investor Rights Letters with the purchasers of the Series E preferred stock which granted them certain rights, including but not limited to certain preemptive rights and information rights. Upon the closing of the Company's IPO, the foregoing rights terminated, and all outstanding shares of Series E preferred stock automatically converted into 7.5 million shares of common stock at a fixed discount to the initial offering price. The conversion resulted in an impact to additional paid-in capital in the consolidated balance sheet of $0.1 million as of June 30, 2020.

Initial Public Offering—On May 26, 2020, the Company completed its IPO whereby 18,000,000 shares of common stock were sold to the public at $20.00 per share (in addition to shares sold by selling stockholders). Net proceeds to the Company from the offering, after deducting underwriting discounts and commissions and offering expenses, were $333.1 million.

Treasury Share Retirement—On March 30, 2020, the Company retired 4.0 million shares of its common stock and preferred stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance was reduced to zero, and the common stock, preferred stock, and retained earnings balances in the consolidated balance sheet were reduced by $0.1 million, $0.2 million, and $77.0 million, respectively, as of June 30, 2020.

Stock Split—On February 28, 2020, the Board of Directors of the Company resolved via unanimous written consent to: i) approve an eight-for-one forward stock split pursuant to which each outstanding share of the Company’s common stock would become eight shares of the Company’s common stock (the “Forward Stock Split”), ii) approve an amendment to the Company’s Fifth Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of the Company’s common stock from 23.0 million shares to 700.0 million shares (the “Amendment”), and iii) submit the Amendment to the Company’s stockholders for approval. On February 28, 2020, the holders of more than 50% of the outstanding shares of voting stock of the Company approved the Amendment and the Amendment was filed with the Secretary of State of the State of Delaware. The par value of each share of the Company’s common stock was not adjusted in connection with the aforementioned Forward Stock Split. As per the series A-D preferred stock agreements, shares of preferred stock were precluded from a stock split and thus, the number of shares of preferred stock before and after the split did not change. However, the conversion ratio was split effected. Therefore, the conversion ratio of series A-D preferred stock converting into common stock went from 1:1 to 8:1.

Distribution—On November 15, 2019, the Company declared a distribution of $188.7 million on all outstanding common stock and stock options (regardless of vesting status) ($1.96 per share) and $86.3 million on all outstanding preferred stock ($15.66 per share) which was paid on November 20, 2019 (the “Distribution”). Of the Distribution, $265.8 million was paid to existing shareholders and $9.2 million was paid to stock option holders. The Distribution to shareholders was characterized as ordinary dividends up to accumulated earnings at the time of Distribution, with the excess over earnings of $58.4 million treated as a return of capital and recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of June 30, 2020. The Distribution to stock option holders was characterized as an equity restructuring where a one-time large cash payment is made in lieu of modifying the option award as the Company’s stock options plans do not allow for dividends to be distributed to holders of stock options and do not provide any dividend protections. Although no other terms of the option awards were modified, this Distribution resulted in a modification to the outstanding awards and incremental share-based compensation expense was recorded in the consolidated statement of comprehensive income during the year ended June 30, 2020, for the increase in fair value over the original awards of $9.2 million.

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

The number of shares of common stock available for issuance as of June 30, 2021, pursuant to future awards under the Company's 2020 Stock Plan is 7,668,259. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in general and administrative expense in our consolidated statements of comprehensive income for the periods presented was as follows:

	Year Ended June 30,
(in thousands)	2021	2020	2019
Share-based compensation related to:
Equity classified stock options	$1,732	$9,383	$86
Equity classified RSU's	2,274	115	—
Equity classified PSU's	705	—	—
Total	$4,711	$9,498	$86

Stock Options—The stock options outstanding under the 2003 Stock Plan vest as to one-third after the vesting commencement date and as to 1/24 of the remaining shares subject to the stock option monthly thereafter, subject to the award recipient’s continued employment through the applicable vesting date. Upon a termination of employment for any reason other than for “Cause” (as defined in the 2003 Stock Plan), any unvested and outstanding stock options would generally be forfeited for no consideration, and any vested and outstanding stock options would remain exercisable for 90 days following the date of termination (and, in the case of a termination of employment due to death or disability, for 12 months following the date of termination). Stock options expire 10 years from the date of grant. The terms for ISO's and NSO's awarded in the 2020 Stock Plan are the same as in the 2003 Stock Plan with the exception that the options generally shall vest and become exercisable in four equal installments on each of the first four anniversaries of the grant date, subject to the award recipient’s continued employment through the applicable vesting date. Stock options are granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the number of options that will ultimately not complete their vesting requirements ("assumed forfeitures"), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term ("risk-free interest rate"), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments ("dividend yield"). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the consolidated statements of comprehensive income.

The Company used the following weighted-average assumptions for the stock options granted during the periods presented below:

	Year Ended June 30,
	2021	2020	2019
Volatility	25.0%	25.1%	24.8%
Risk-free interest rate	0.4%	0.7%	2.7%
Dividend yield	—%	—%	1.9% to 2.3%
Assumed forfeitures	—%	—%	—%
Expected term (in years)	6.24	5.94	5.95
Weighted-average fair value (per share)	$4.90	$3.79	$0.15

The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2020	4,067,417	$2.69
Options granted	1,040,960	19.31
Options exercised	(1,695,152)	0.94
Options forfeited/expired/cancelled	(14,712)	11.95
Outstanding—June 30, 2021	3,398,513	$8.61	6.17	$37,466
Vested and exercisable—June 30, 2021	2,030,083	$2.02	4.28	$35,071

As of June 30, 2021, there was $5.1 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.87 years.

The Company received cash of $1.9 million, $5.5 million, and $4.3 million in connection with stock options exercised during the years ended June 30, 2021, 2020 and 2019.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2021:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	150,000	$20.00
Granted	261,066	18.77
Vested	(49,999)	20.00
Cancelled	(4,782)	17.89
Unvested as of June 30, 2021	356,285	$19.12

As of June 30, 2021, there was $5.4 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.56 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the year ended June 30, 2021:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2020	—	$—
Granted	132,921	17.97
Vested	—	—
Cancelled	—	—
Unvested as of June 30, 2021	132,921	$17.97

As of June 30, 2021, there was $1.7 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.17 years.

ESPP—The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. For the year ended June 30, 2021, the Company issued 56,440 shares to its employees and as of June 30, 2021, there are 1,343,560 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense of $0.4 million for the year ended June 30, 2021, and recorded no share-based compensation expense with respect to the ESPP for the year ended June 30, 2020.

13.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2021	2020	2019
Senior:
Commission revenue:
Medicare advantage	$595,132	$285,957	$138,526
Medicare supplement	23,431	34,301	25,118
Prescription drug plan	1,652	2,867	3,209
Dental, vision, and health	15,969	7,758	4,470
Other commission revenue	2,156	362	2,526
Total commission revenue	638,340	331,245	173,849
Production bonus and other revenue	90,361	30,428	18,408
Total Senior revenue	728,701	361,673	192,257
Life:
Commission revenue:
Core	79,666	75,236	76,135
Final expense	78,764	30,592	11,057
Ancillary	4,219	2,036	2,054
Total commission revenue	162,649	107,864	89,246
Production bonus and other revenue	22,854	22,103	21,247
Total Life revenue	185,503	129,967	110,493
Auto & Home:
Total commission revenue	27,621	38,031	33,240
Production bonus and other revenue	3,292	3,158	1,814
Total Auto & Home revenue	30,913	41,189	35,054
Eliminations:
Total commission revenue	(2,004)	(534)	(335)
Production bonus and other revenue	(5,298)	(780)	—
Total Elimination revenue	(7,302)	(1,314)	(335)
Total commission revenue	826,606	476,606	296,000
Total production bonus and other revenue	111,209	54,909	41,469
Total revenue	$937,815	$531,515	$337,469

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the consolidated balance sheets. During the year ended June 30, 2020, there was no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, as shown on the balance sheet. A separate roll forward of commissions receivable (current and long term) for the year ended June 30, 2021, is shown below:

(in thousands)	2021
Balance as of June 30, 2020	$512,961
Commission revenue from revenue recognized	451,086
Net commission revenue adjustment from change in estimate	(6,968)
Amounts recognized as accounts receivable	(111,182)
Balance as of June 30, 2021	$845,897

Included in the $7.0 million of net commission revenue adjustments in the table above are increases for contract modifications that occurred during fiscal year 2021, decreases for the reassessment of our transaction prices on each of our cohorts, and increases related to the change in estimate, which modified the method in which we calculate persistency to use policy level persistency to calculate renewal commission revenue.

Production Bonuses and Other—During the year ended June 30, 2021, the Company received advance payments of marketing development funds, which will be amortized over the course of the appropriate fiscal year based on policies sold. As of June 30, 2021, there was an unamortized balance remaining of $3.8 million of fiscal year 2022 marketing development funds recorded in other current liabilities in the consolidated balance sheet.

14.INCOME TAXES

Income tax expense consists of the following for the periods presented:

	Year Ended June 30,
(in thousands)	2021	2020	2019
Current income taxes:
Federal	$—	$—	$(64)
State	149	63	107
Total	149	63	43

Deferred income taxes:
Federal	29,317	21,021	19,748
State	5,337	3,932	2,243
Total	34,654	24,953	21,991

Income tax expense	$34,803	$25,016	$22,034

The Jobs Act, signed into law on December 22, 2017, reduced the tax rate for corporations effective for tax years beginning after January 1, 2018. In addition to the reduction in the corporate tax rate, it also (1) changed the rules related to utilization of net operating loss ("NOL") carryforwards generated in tax years beginning after December 31, 2017; (2) eliminated the corporate alternative minimum tax ("AMT") and changed how existing AMT credits can be realized; (3) expanded bonus depreciation that will allow for full expensing of qualifying property; and (4) created a new limitation on deductible interest expense.

The Company’s statutory federal tax rate is 21% and its current state tax rate (net of federal benefit) is 3.22% for the year ended June 30, 2021. The Company’s statutory federal tax rate was 21% and its state tax rate (net of federal benefit) was 3.85% for the year ended June 30, 2020. The Company’s statutory federal tax rate was 21% and its state tax rate (net of federal benefit) was 3.83% for the year ended June 30, 2019.

The differences from the Company’s statutory tax rate to the effective tax rate shown below for the years ended June 30, 2021, 2020, and 2019, were primarily due to the net effects of state income taxes partially offset by HPIP tax credits and the exercise of non-qualified stock options.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Differences in income tax expense resulting from:
State income taxes	3.2	4.0	3.8
Kansas HPIP credit	(0.5)	(0.9)	(1.5)
Non-qualified stock option exercises	(3.6)	(0.5)	—
Other	0.9	—	—
Effective income tax rate	21.0%	23.6%	23.3%

Significant components of the deferred tax assets and liabilities were as follows as of June 30:

(in thousands)	2021	2020
Deferred tax assets:
Accruals and other	$15,179	$10,663
Lease liability	11,300	—
Deferred rent	—	3,349
Interest expense limitation	14,517	7,269
Net operating losses	76,281	27,557
Credit carryforward	6,486	5,413
Total deferred tax assets	123,763	54,251

Deferred tax liabilities:
Commissions receivable	(251,768)	(155,297)
Lease right-of-use asset	(8,133)	—
Basis difference in fixed and amortizable assets	(4,850)	(4,798)
Total deferred tax liabilities	(264,751)	(160,095)

Net long-term deferred tax liabilities	$(140,988)	$(105,844)

For tax purposes, pursuant to Treasury Regulation §1.451-3(b)(4)(viii), the Company defers revenue relating to certain commissions receivables into subsequent years until it is collected, which gives rise to a significant deferred tax liability. Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Since the Company has shown positive cumulative pre-tax income for the past three fiscal years and expects the reversal of the deferred tax liabilities as a result of cash commissions received, the Company continues to recognize its deferred tax assets as of June 30, 2021, as it believes it is more likely than not that the net deferred tax assets will be realized. As such, the Company does not believe a valuation allowance is necessary as of June 30, 2021, and will continue to evaluate in the future as circumstances may change.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provided numerous tax provisions and other stimulus measures to aid companies as they adjust to the impacts from COVID-19. The Company availed itself of the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation and elected to defer the employer-paid portion of social security taxes, which did not have a material impact on the financial statements.

As of June 30, 2021, the Company has NOL carryforwards for federal and state income tax purposes of $296.1 million and $277.2 million, respectively. Other than the federal NOLs generated for the tax years ended June 30, 2021 and 2020, which have an indefinite carryforward period, the federal carryforwards will expire in 2035 through 2039. The state carryforwards will expire in 2025 through 2040.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2017 through 2019 and state tax returns from tax years 2016 through 2019 remain open to examination by significant domestic taxing jurisdictions to which the Company is subject. NOLs generated by the Company for tax years 2016 to 2019 will remain open to examination by the significant domestic taxing jurisdictions until the statute of limitations expires for the year in which the loss carry overs are utilized. NOLs generated by the Company for tax years prior to 2016 also remain open to examination during the year in which the loss carry overs are utilized.

15.NET INCOME (LOSS) PER SHARE

The Company calculates net income per share as defined by ASC Topic 260, “Earnings per Share”. Basic net income per share (“Basic EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Net income attributable to common shareholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net income. Diluted net income per share (“Diluted EPS”) is computed by dividing net income attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include the conversion of the preferred stock on an 8:1 ratio, as the rights and privileges dictate as such, common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the preferred stock and the treasury stock method for employee stock options, RSU's, and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Year Ended June 30,
(in thousands, except per share amounts)	2021	2020	2019
Basic:
Numerator:
Net income	$131,046	$81,147	$72,579
Less: dividends declared on Series A, B, C & D preferred stock	—	(86,302)	(661)
Less: cumulative dividends on Series D preferred stock	—	(10,849)	(12,000)
Net income (loss) attributable to common shareholders	131,046	(16,004)	59,918
Denominator:
Weighted-average common stock outstanding	162,889	97,496	85,378
Net income (loss) per share—basic:	$0.80	$(0.16)	$0.70
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$131,046	$(16,004)	$59,918
Add: dividends declared on Series A, B & C preferred stock(1)	—	—	181
Add: dividends declared on Series D preferred stock(1)	—	—	480
Add: cumulative dividends on Series D preferred stock(1)	—	—	12,000
Net income (loss) attributable to common and common equivalent shareholders	131,046	(16,004)	72,579
Denominator:
Weighted-average common stock outstanding	162,889	97,496	85,378
Series A, B & C preferred stock outstanding(1)	—	—	12,071
Series D preferred stock outstanding(1)	—	—	32,000
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	2,655	—	3,042
Total common and common equivalent shares outstanding	165,544	97,496	132,491
Net income (loss) per share—diluted:	$0.79	$(0.16)	$0.55
(1) Excluded from the computation of net loss per share-diluted for the year ended June 30, 2020, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following as of June 30:

(in thousands)	2021	2020	2019
Series A, B & C preferred stock outstanding	—	10,871	—
Series D preferred stock outstanding	—	28,817	—
Series E preferred stock outstanding	—	694	—
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	784	4,161	—
Shares subject to outstanding PSU's(1)	121	—	—
Total	905	44,543	—
(1) The weighted-average number of shares excluded from the computation of net income (loss) per share-diluted because the performance conditions associated with these awards were not met.

16.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home, which represent the three main types of insurance products sold by the Company. The Senior segment primarily sells senior Medicare-related health insurance and also includes InsideResponse and Population Health. The Life segment primarily sells term life insurance and final expense policies, and the Auto & Home segment primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

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

The following tables present information about the reportable segments for the periods presented:

Year Ended June 30, 2021

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$728,701	$185,503	$30,913	$(7,302)		$937,815
Operating expenses	(484,924)	(155,127)	(22,735)	(46,899)	(1)	(709,685)
Other expenses, net	—	—	—	(100)		(100)
Adjusted EBITDA	$243,777	$30,376	$8,178	$(54,301)		228,030
Share-based compensation expense						(5,165)
Non-recurring expenses (2)						(6,065)
Fair value adjustments to contingent earnout obligations						(1,488)
Depreciation and amortization						(16,142)
Loss on disposal of property, equipment, and software						(686)
Interest expense, net						(29,320)
Loss on extinguishment of debt						(3,315)
Income tax expense						(34,803)
Net income						$131,046

(1) Operating expenses in the Corp & Elims division primarily include $34.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.4 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, recent acquisitions, re-designation of the hedge, and the Secondary Offering.

Year Ended June 30, 2020

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$361,673	$129,967	$41,189	$(1,314)		$531,515
Operating expenses	(215,935)	(102,155)	(32,490)	(26,881)	(1)	(377,461)
Other expenses, net	—	—	—	(30)		(30)
Adjusted EBITDA	$145,738	$27,812	$8,699	$(28,225)		154,024
Share-based compensation expense						(9,498)
Non-recurring expenses (2)						(3,721)
Depreciation and amortization						(7,993)
Loss on disposal of property, equipment, and software						(360)
Fair value adjustments to contingent earnout obligations						(375)
Restructuring expenses						(153)
Interest expense, net						(24,595)
Loss on extinguishment of debt						(1,166)
Income tax expense						(25,016)
Net income						$81,147
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

Year Ended June 30, 2019

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$192,257	$110,493	$35,054	$(335)		$337,469
Operating expenses	(102,083)	(84,672)	(27,237)	(18,184)	(1)	(232,176)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$90,174	$25,821	$7,817	$(18,534)		105,278
Share-based compensation expense						(86)
Non-recurring expenses (2)						(1,691)
Depreciation and amortization						(4,702)
Loss on disposal of property, equipment and software						(221)
Restructuring expenses						(2,305)
Interest expense, net						(1,660)
Income tax expense						(22,034)
Net income						$72,579
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2021, three insurance carrier customers, all from the Senior Segment, accounted for 24%, 19%, and 15% of total revenue. For the year ended June 30, 2020, three insurance carrier customers, all from the Senior Segment, accounted for 26%, 18%, and 11% of total revenue. For the year ended June 30, 2019, three insurance carrier customers, all from the Senior Segment, accounted for 23%, 14%, and 12% of total revenue.

17.RELATED-PARTY TRANSACTIONS

The Company purchases leads from InsideResponse, which was previously owned in part by individuals who are related to one of the Company’s shareholders or are members of the Company's management. On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments) as set forth in the Merger Agreement. Refer to Note 2 to the consolidated financial statements for further details. Prior to the acquisition, the Company incurred $16.1 million and $10.1 million in lead costs with InsideResponse for the years ended June 30, 2020 and 2019, respectively, which were recorded in marketing and advertising expense in the consolidated statements of comprehensive income.

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The Company earned $1.9 million in lead sales revenue, which is recorded in production bonus and other in the consolidated statement of comprehensive income, as a result of this relationship for the year ended June 30, 2021, and had $0.1 million of outstanding accounts receivable as of June 30, 2021.

The Company has also purchased leads from this senior healthcare distribution platform. The Company incurred less than $0.1 million, $0.5 million, and $1.6 million in lead costs with this firm for the years ended June 30, 2021, 2020, and 2019, respectively, which were recorded in marketing and advertising expense in the consolidated statements of comprehensive income. The Company did not have any outstanding payables with this firm as of June 30, 2021, and owed less than $0.1 million as of June 30, 2020, that was recorded in accounts payable in the consolidated balance sheets. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2021, 2020, and 2019.

The Company leases operating facilities for SelectRx from a related party as this individual has entered into an employment contract with the Company as part of the acquisition. Refer to Note 5 for a discussion of our related party lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, utilizing the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021. We reviewed the results of our management’s assessment with our Audit Committee.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our June 30, 2021, consolidated financial statements, has issued an audit report on our system of internal control over financial reporting. The Deloitte & Touche LLP audit report is included below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 26, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Kansas City, MO
August 26, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the 2021 Proxy Statement, to be filed with the SEC, under the heading “Proposal One: Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s executive officers is contained in the 2021 Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the 2021 Proxy Statement under the heading "Delinquent Section 16(a) Reports" and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is contained in the 2021 Proxy Statement under the heading “Corporate Governance—Stockholder Recommendations and Nominations to the Board” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the 2021 Proxy Statement under the heading “Corporate Governance —Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

We have adopted a written Code of Business Conduct and Ethics (our "Code of Business Conduct"), which applies to all our directors, officers, and other employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct is available on our corporate website, www.selectquote.com, under “Investor Relations—Governance—Governance Documents.” The information contained on our website does not constitute a part of this Annual Report on Form 10-K. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct. Such requests should be made in writing to the attention of our General Counsel at the following address: SelectQuote, Inc., 6800 West 115th Street, Suite 2511, Overland Park, Kansas 66211. We intend to make all required disclosure regarding any amendments to, or waivers from, any provisions of our Code of Business Conduct at the same location of our website, www.selectquote.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to the compensation of our directors and executive officers is contained in the 2021 Proxy Statement under the headings “Executive Compensation—Compensation Discussion and Analysis,” and “Corporate Governance—Non-Employee Director Compensation,” respectively, and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compensation committee interlocks and insider participation is contained in the 2021 Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report on Form 10-K.

The compensation committee report required by this item is contained in the 2021 Proxy Statement under the heading “Report of the Compensation Committee” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the 2021 Proxy Statement under the heading “Executive Compensation—Compensation and Risk" and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the 2021 Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the 2021 Proxy Statement under the heading “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the 2021 Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence is contained in the 2021 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance Matters—Board Meetings and Committees” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2021 Proxy Statement under the heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference in this Annual Report on Form 10-K.

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

3. Exhibits

The following documents listed below in the Exhibit Index of the Annual Report on Form 10-K are incorporated by reference or are furnished or filed (as applicable) with this Annual Report on Form 10-K, in each case as indicated therein.

(b) None.

(c) None.

Exhibit Number	Exhibit Description
3.1	Sixth Amended and Restated Certificate of Incorporation of SelectQuote, Inc. (incorporated by reference to Exhibit 3.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)

3.2	Amended and Restated Bylaws of SelectQuote, Inc. (incorporated by reference to Exhibit 3.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)
4.1	Form of Common Stock Certificate of SelectQuote, Inc. (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)

4.2	Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated November 4, 2019, by and among the Company and certain of its investors (incorporated by reference to Exhibit 4.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

4.3	Amendment No. 1 to the Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated April 17, 2020, by and among SelectQuote, Inc. and certain of its investors (incorporated by reference to Exhibit 4.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
4.4	Description of Capital Stock
10.1#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Tim Danker (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.2#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Raffaele D. Sadun (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.3#	Employment Agreement, dated as of May 21, 2019, by and between the Company and William Grant III (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.4#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Robert Grant
10.5#	Employment Agreement, dated as of October 26, 2019, by and between the Company and Daniel "Al" Boulware
10.6#	SelectQuote, Inc. 2003 Stock Incentive Plan, as amended on January 26, 2012 and May 5, 2020 (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
10.7#	Form of Notice of Stock Option Award under the Company’s 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.8#	SelectQuote, Inc. 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on March 5, 2020)

10.9#	SelectQuote, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on March 5, 2020)
10.10#	Form of Restricted Stock Unit Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.11#	Form of Restricted Stock Unit Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.12#	Form of Stock Option Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.13#	Form of Stock Option Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.14#	Form of Performance Stock Unit Agreement under SelectQuote, Inc.'s 2020 Omnibus Stock Incentive Plan
10.15#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.16	Credit Agreement, dated as of November 5, 2019, by and among the Company, certain subsidiaries of the Company, the lenders party thereto, Morgan Stanley Capital Administrators, Inc., as Administrative Agent, and UMB Bank, N.A., as Revolver Agent (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.16.1	First Amendment to Credit Agreement, dated as of February 24, 2021, by and among SelectQuote, Inc., the lenders and other parties party thereto and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 24, 2021)
21.1	Subsidiaries of SelectQuote, Inc.
23.1	Consent of Deloitte & Touche LLP
24.1	Power of attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#     Indicates management contract or compensation plan.

†     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SelectQuote, Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTQUOTE, INC.

By:	/s/ Tim Danker
Name:	Tim Danker
Title:	Chief Executive Officer
Date:	August 26, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 26, 2021.

	Signature	Title

By:	/s/ Tim Danker	Chief Executive Officer and Director
	Tim Danker	(Principal Executive Officer)

By:	/s/ Raffaele Sadun	Chief Financial Officer
	Raffaele Sadun	(Principal Financial and Accounting Officer)

By:	*/s/ Donald Hawks III	Chairman of the Board of Directors
Donald Hawks III

By:	*/s/ Tom Grant	Vice Chairman of the Board of Directors
Tom Grant

By:	*/s/ Dr. Kavita Patel	Director
Dr. Kavita Patel

By:	*/s/ Earl Devanny III	Director
Earl Devanny III

By:	*/s/ Denise Devine	Director
Denise Devine

By:	*/s/ Raymond Weldon	Director
Raymond Weldon

*denotes signature through Power of Attorney above