Form 10-Q
period 2021-09-30
SelectQuote, Inc.
filed 2021-11-05
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 163,958,397 shares of common stock as of October 31, 2021.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2021	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,618	$286,454
Accounts receivable	96,673	113,375
Commissions receivable-current	155,482	89,120
Other current assets	7,917	4,486
Total current assets	443,690	493,435
COMMISSIONS RECEIVABLE	748,190	756,777
PROPERTY AND EQUIPMENT—Net	38,525	29,510
SOFTWARE—Net	14,264	12,611
OPERATING LEASE RIGHT-OF-USE ASSETS	30,547	31,414
INTANGIBLE ASSETS—Net	39,432	40,670
GOODWILL	73,732	68,019
OTHER ASSETS	1,362	1,436
TOTAL ASSETS	$1,389,742	$1,433,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,495	$34,079
Accrued expenses	22,836	20,676
Accrued compensation and benefits	43,648	40,909
Operating lease liabilities—current	5,355	5,289
Current portion of long-term debt	3,540	2,360
Other current liabilities	24,618	5,504
Total current liabilities	128,492	108,817
LONG-TERM DEBT, less current portion	458,652	459,043
DEFERRED INCOME TAXES	125,181	140,988
OPERATING LEASE LIABILITIES	37,186	38,392
OTHER LIABILITIES	6,446	11,743
Total liabilities	755,957	758,983
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,639	1,635
Additional paid-in capital	549,034	544,771
Retained earnings	82,889	128,254
Accumulated other comprehensive income	223	229
Total shareholders’ equity	633,785	674,889
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,389,742	$1,433,872
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2021	2020
REVENUE:
Commission	$134,651	$106,545
Production bonus and other	25,272	17,624
Total revenue	159,923	124,169
OPERATING COSTS AND EXPENSES:
Cost of revenue	92,165	51,045
Marketing and advertising	90,677	49,800
General and administrative	23,392	12,202
Technical development	5,853	3,848
Total operating costs and expenses	212,087	116,895
INCOME (LOSS) FROM OPERATIONS	(52,164)	7,274
INTEREST EXPENSE, NET	(8,535)	(6,761)
OTHER EXPENSE, NET	(102)	(780)
LOSS BEFORE INCOME TAX BENEFIT	(60,801)	(267)
INCOME TAX BENEFIT	(15,436)	(1,104)
NET INCOME (LOSS)	$(45,365)	$837

NET INCOME (LOSS) PER SHARE:
Basic	$(0.28)	$0.01
Diluted	$(0.28)	$0.01
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	163,692	162,448
Diluted	163,692	165,192

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Loss on cash flow hedge	(6)	(257)
OTHER COMPREHENSIVE LOSS	(6)	(257)
COMPREHENSIVE INCOME (LOSS)	$(45,371)	$580
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$128,254	$229	$674,889
Net loss	—	—	—	(45,365)	—	(45,365)
Loss on cash flow hedge, net of tax	—	—	—	—	(179)	(179)
Amount reclassified into earnings, net of tax	—	—	—	—	173	173
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	284	3	1,203	—	—	1,206
Issuance of common stock pursuant to employee stock purchase plan	90	1	988	—	—	989
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	46	—	(143)	—	—	(143)
Share-based compensation expense	—	—	2,215	—	—	2,215
BALANCES-September 30, 2021	163,930	$1,639	$549,034	$82,889	$223	$633,785

Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(2,792)	$(1,254)	$545,689
Net income	—	—	—	837	—	837
Loss on cash flow hedge, net of tax	—	—	—	—	(374)	(374)
Amount reclassified into earnings, net of tax	—	—	—	—	117	117
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	316	3	(2,203)	—	—	(2,200)
Share-based compensation expense	—	—	905	—	—	905
BALANCES-September 30, 2020	162,507	$1,625	$546,815	$(1,955)	$(1,511)	$544,974
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,365)	$837
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	5,103	3,347
Loss on disposal of property, equipment, and software	350	82
Share-based compensation expense	2,215	924
Deferred income taxes	(15,807)	(1,214)
Amortization of debt issuance costs and debt discount	862	822
Fair value adjustments to contingent earnout obligations	—	759
Non-cash lease expense	994	911
Changes in operating assets and liabilities:
Accounts receivable	17,336	14,361
Commissions receivable	(57,775)	(45,942)
Other assets	(2,957)	1,790
Accounts payable and accrued expenses	(6,942)	(8,718)
Operating lease liabilities	(1,267)	(995)
Other liabilities	16,178	23,690
Net cash used in operating activities	(87,075)	(9,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,824)	(2,751)
Purchases of software and capitalized software development costs	(3,016)	(1,585)
Acquisition of business	(6,927)	121
Net cash used in investing activities	(17,767)	(4,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on other debt	(46)	(68)
Proceeds from common stock options exercised and employee stock purchase plan	2,194	309
Payments of tax withholdings related to net share settlement of equity awards	(142)	(2,509)
Payments of costs incurred in connection with private placement	—	(1,771)
Payments of costs incurred in connection with initial public offering	—	(3,899)
Net cash provided by (used in) financing activities	2,006	(7,938)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(102,836)	(21,499)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	286,454	368,870
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$183,618	$347,371

Reconciliation to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	183,618	305,389
Restricted cash	—	41,982
Total cash, cash equivalents, and restricted cash	$183,618	$347,371
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(7,670)	$(5,992)
Income taxes paid, net	(3)	(13)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. and its subsidiaries (the "Company" or "SelectQuote") contract with numerous insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related policies are sold by SelectQuote’s Senior segment ("Senior"). InsideResponse and Population Health are also included in Senior. SelectQuote’s Life segment ("Life") sells term life and final expense policies, along with other ancillary products. SelectQuote’s Auto & Home segment ("Auto & Home") primarily sells non-commercial auto and home property and casualty insurance policies. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company primarily earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold ("first year") and when the underlying policyholder renews their policy in subsequent years ("renewal"). The Company also receives certain volume-based bonuses from some carriers on first-year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as "production bonuses" or "marketing development funds." Additionally, the Company earns revenue from its Population Health platform (including mail order prescription revenue from SelectRx) and lead generation revenue from InsideResponse.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc. and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC ("SQAH"), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC, and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2021, and include all adjustments necessary for the fair presentation of our financial position for the periods presented, the results of which are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2022, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021. Certain reclassifications have been made to prior periods to conform with current year presentation.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, commissions receivable, the provision for income taxes, share-based compensation, and valuation of intangible assets and goodwill. The impact of changes in estimates is recorded in the period in which they become known.

Seasonality—Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year during the Medicare annual enrollment period ("AEP") in October through December and are allowed to switch plans from an existing plan during the open enrollment period ("OEP") in January through March each year. As a result, the Company’s Senior segment’s commission revenue is highest in the second quarter and to a lesser extent, the third quarter during OEP. A majority of policies sold during AEP are effective and renew annually on January 1.

Significant Accounting Policies—There have been no material changes to the Company’s significant accounting policies as described in our Annual Report on Form 10-K for the year ended June 30, 2021.

Recent Accounting Pronouncements Adopted—In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard was effective for the Company on July 1, 2021, and did not have a material impact on the condensed consolidated financial statements and related disclosures.

2.ACQUISITIONS

In accordance with ASC Topic 805, Business Combinations, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities, and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Based on the valuation inputs, the Company has recorded assets acquired and liabilities assumed according to the following fair value hierarchy:

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

Lead distribution company—On February 1, 2021, the Company acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), as set forth in the Asset Purchase Agreement, dated February 1, 2021 (the "Asset Purchase Agreement"). The purchase price is comprised of $30.0 million, of which $24.0 million was paid in cash at the closing of the transaction with an additional $6.0 million of holdback for indemnification claims, net working capital adjustments, and underperformance. Additionally, the purchase price includes an earnout of up to $3.5 million. The primary purpose of the acquisition was to secure and incorporate the exclusive publisher relationships into the lead generation business of InsideResponse. The Company recorded $0.4 million of acquisition-related costs in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income.

The earnout is contingent upon the achievement of a minimum of 50,000 insurance policies sold to closed policy leads during calendar year 2021 and will be paid in cash no later than five days after the accountant-reviewed stand-alone financial statements of the lead distribution company, as of and for the period ending December 31, 2021, are finalized. While the earnout provides for a range of possible payouts, if the lead distribution company fails to hit the minimum target threshold set forth in the Asset Purchase Agreement, there will be no payout, but in no circumstance can the earnout exceed $3.5 million. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. As of September 30, 2021, the Company has not accrued an earnout payment based on current forecasted performance.

The underperformance amount related to the $6.0 million holdback is calculated as follows: if the lead performance percentage, calculated as the calendar year 2021 closed policy amount divided by the closed policy performance target of 50,000 closed policy leads, is less than or equal to 60%, the underperformance amount shall be calculated as 100% less the lead performance percentage multiplied by $30.0 million. As of September 30, 2021, current forecasted performance is expected to exceed 60%.

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

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, now branded SelectRx, a leading specialty pharmaceutical distributor, for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), as set forth in the Stock Purchase Agreement dated April 30, 2021 (the "Stock Purchase Agreement"). The aggregate purchase price of up to $24.0 million is comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The primary purpose of the acquisition was to take advantage of the Company's technology and customer base to facilitate better patient care through coordination of strategic, value-based care partnerships. The Company recorded $0.3 million of acquisition-related costs in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income. In addition, as a result of the acquisition, the Company has entered into an operating lease with a related party. Refer to Note 6 in the condensed consolidated financial statements for further details.

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. As of September 30, 2021, the Company has not accrued an earnout payment based on performance to date. The $2.5 million of holdback will be due upon the 15-month anniversary of the closing date of the acquisition.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Senior segment (which is also the reporting unit), and the Company expects approximately $16.3 million to be deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

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

Simple Meds—On August 31, 2021, SelectRx acquired 100% of the outstanding equity interests of Simple Meds, a full-service pharmaceutical distributor, for an aggregate purchase price of $7.0 million (subject to customary adjustments), as set forth in the Membership Interest Purchase Agreement dated August 31, 2021. The aggregate purchase price of $7.0 million was paid in cash at the closing of the transaction. The primary purpose of the acquisition was to accelerate the expansion of the prescription drug management business by combining the operations and existing infrastructure of Simple Meds into that of SelectRx.

Under the terms of the Membership Interest Purchase Agreement, total consideration in the acquisition consisted of the following as of the acquisition date (in thousands):

Base purchase price	$7,000
Net working capital true-up	347
Closing cash	61
Total purchase consideration	$7,408

At the date of acquisition, the fair value of net tangible assets acquired approximated their carrying value. The customer relationships were valued using the multiple period excess earnings method, and as such, were valued using Level 3 inputs.

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the Simple Meds business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Senior segment (which is also the reporting unit), and the Company expects approximately $5.6 million to be deductible for tax purposes after adding back acquisition costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

From the date of acquisition, August 31, 2021, through September 30, 2021, Simple Meds generated $1.0 million of mail order prescription revenue.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2021	June 30, 2021
Computer hardware	$20,569	$13,351
Machinery and equipment(1)	3,091	2,667
Leasehold improvements	18,525	18,525
Furniture and fixtures	5,134	5,004
Work in progress	10,221	7,220
Total	57,540	46,767
Less accumulated depreciation	(19,015)	(17,257)
Property and equipment—net	$38,525	$29,510
(1) Includes financing lease right-of-use assets.

Work in progress as of September 30, 2021 and June 30, 2021, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the three months ended September 30, 2021 and 2020, was $2.1 million and $1.6 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2021	June 30, 2021
Software	$19,956	$16,530
Work in progress	3,435	3,826
Total	23,391	20,356
Less accumulated amortization	(9,127)	(7,745)
Software—net	$14,264	$12,611

Work in progress as of September 30, 2021 and June 30, 2021, primarily represents costs incurred for software not yet put into service and are not yet being amortized. For the three months ended September 30, 2021 and 2020, the Company capitalized internal-use software and website development costs of $2.4 million and $1.6 million, respectively, and recorded amortization expense of $1.4 million and $0.9 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisitions listed in the table below (refer to Note 2 to the condensed consolidated financial statements for further details). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the three months ended September 30, 2021 and 2020, there were no such indicators.

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions listed in the table below (refer to Note 2 to the condensed consolidated financial statements for further details). There were no goodwill impairment charges recorded during the three months ended September 30, 2021 and 2020.

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

Acquisition	Reporting Unit	Reportable Segment
Auto & Home-controlling interest	Auto & Home	Auto & Home
InsideResponse	Senior	Senior
Lead distribution company	Senior	Senior
Express Med Pharmaceuticals	Senior	Senior
Simple Meds	Senior	Senior

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below (dollars in thousands, useful life in years):

	September 30, 2021				June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships	$17,492	$(4,093)	$13,399		$17,122	$(3,448)	$13,674
Trade name	2,680	(759)	1,921		2,680	(625)	2,055
Proprietary software	1,592	(484)	1,108		1,592	(382)	1,210
Non-compete agreements	1,292	(232)	1,060		1,292	(163)	1,129
Vendor relationships	23,700	(1,756)	21,944		23,700	(1,098)	22,602
Total intangible assets	$46,756	$(7,324)	$39,432	6.9	$46,386	$(5,716)	$40,670	7.1

Total indefinite-lived assets
Goodwill-Auto & Home			$5,364				$5,364
Goodwill-Senior			68,368				62,655
Total goodwill			$73,732				$68,019

For the three months ended September 30, 2021 and 2020, amortization expense related to intangible assets totaled $1.6 million and $0.8 million, respectively.

Changes in the balance of goodwill for the three months ended September 30, 2021, are as follows (in thousands):

Balance, June 30, 2021	$68,019
Goodwill from the acquisition of Simple Meds	5,713
Balance, September 30, 2021	$73,732

As of September 30, 2021, expected amortization expense in future fiscal periods is as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2022	$402	$331	$213	$1,975	$2,139	$5,060
2023	536	339	273	2,633	2,385	6,166
2024	536	308	220	2,633	2,319	6,016
2025	447	130	220	2,633	2,316	5,746
2026	—	—	134	2,633	2,313	5,080
Thereafter	—	—	—	9,437	1,927	11,364
Total	$1,921	$1,108	$1,060	$21,944	$13,399	$39,432

6.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Wilmington, North Carolina; Des Moines, Iowa; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania. (SelectRx leases the Monaca, PA operating facility from a related party. Over the term of the lease, the Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise.) The Company's operating leases have remaining lease terms of less than one year to fifteen years.

Lease Costs—The components of lease costs were as follows periods presented:

	Three Months Ended September 30,
(in thousands)	2021	2020
Finance lease costs(1)	$42	$66
Operating lease costs(2)	2,011	1,927
Short-term lease costs	13	67
Variable lease costs(3)	213	265
Sublease income	(337)	(65)
Total net lease costs	$1,942	$2,260
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

Maturities of Lease Liabilities—As of September 30, 2021, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2022	6,938	146	7,084
2023	8,745	27	8,772
2024	9,085	—	9,085
2025	9,098	—	9,098
2026	6,881	—	6,881
2027	5,502	—	5,502
Thereafter	12,034	—	12,034
Total undiscounted lease payments	58,283	173	58,456
Less: interest	15,742	5	15,747
Present value of lease liabilities	$42,541	$168	$42,709

7.DEBT

Debt consisted of the following:

(in thousands)	September 30, 2021	June 30, 2021
Term Loans	$471,912	$471,912
Unamortized debt issuance costs on Term Loans	(3,775)	(4,081)
Unamortized debt discount on Term Loans	(5,945)	(6,428)
Total debt	462,192	461,403
Less current portion of long-term debt:	(3,540)	(2,360)
Long-term debt	$458,652	$459,043

On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. ("UMB") as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. ("Morgan Stanley") as a lender and the administrative agent for a syndicate of lenders party to the agreement. On February 24, 2021, the Company entered into the First Amendment to the credit agreement (the "First Amendment", together with the original credit agreement and any subsequent amendments, the "Senior Secured Credit Facility") with certain of its existing lenders and Morgan Stanley as administrative agent. The Senior Secured Credit Facility provides for (1) a secured revolving loan facility with UMB in an aggregate principal amount of up to $75.0 million (the "Revolving Credit Facility"), (2) a senior secured term loan facility in an aggregate principal amount of $656.0 million (the "Term Loans"), and (3) a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). As of September 30, 2021, the borrowing capacities under the Revolving Credit Facility and DDTL Facility were $75.0 million and $145.0 million, respectively, and the aggregate principal amount of Term Loans outstanding was $471.9 million.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option, and the Company pays an unused commitment fee of 0.15% in respect of the unutilized commitments under the Revolving Credit Facility. The Term Loans and any loans under the DDTL Facility bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR (subject to a floor of 0.75%) plus 5.00% or (b) a base rate plus 4.00%, at the Company’s option, and the Company pays a ticking fee based on the average daily balance of the unused amount of the aggregate DDTL Facility commitments during the preceding fiscal quarter, multiplied by 1% per annum. The Senior Secured Credit Facility has a maturity date of November 5, 2024, with the Term Loans being mandatorily repayable beginning March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loans, with the remaining balance payable on the maturity date. The DDTL Facility may be drawn from time to time, subject to certain conditions, during the first twelve months following the date of the First Amendment of February 24, 2021. The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and a financial covenant requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio. As of September 30, 2021, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by certain of the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $19.7 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, and the remaining unamortized balance is being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility. Total amortization was $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.

On November 2, 2021, the Company entered into the Second Amendment to the Senior Secured Credit Facility (the "Second Amendment") with certain of its existing lenders. The Second Amendment amends the Senior Secured Credit Facility to provide for an additional $25.0 million and $200.0 million under the Revolving Credit Facility and the DDTL Facility, respectively, of which $100.0 million must be drawn on the DDTL Facility by

January 31, 2022, but only after the current unused $145.0 million DDTL Facility has been drawn. The remaining $100.0 million may be drawn from time to time, subject to certain conditions, during the first fifteen months following the date of the Second Amendment of November 2, 2021. As of November 5, 2021, the borrowing capacities under the Revolving Credit Facility and DDTL Facility are $100.0 million and $345.0 million, respectively, and the aggregate principal amount of Term Loans outstanding is $471.9 million.
The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. As of September 30, 2021, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 5.00% plus 1.03% (the "Amended Interest Rate Swap"), which terminates on November 5, 2024. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable, and it uses standard calculations and models that use readily observable market data as their basis. As of September 30, 2021, the Company estimates that $0.9 million will be reclassified into interest expense during the next twelve months.

8.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 6 to the condensed consolidated financial statements for commitments related to our operating leases.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

On August 17, 2021, a putative securities class action lawsuit was filed against the Company and two of its executive officers in the U.S. District Court for the Southern District of New York. The complaint, captioned Hartel v. SelectQuote, Inc., et al., Case No. 1:21-cv-06903, asserts securities fraud claims on behalf of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company’s common stock between February 8, 2021 and May 11, 2021 (the "Hartel Relevant Period"). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the Hartel Relevant Period. The plaintiffs seek unspecified damages and reimbursement of attorneys’ fees and certain other costs.

On October 7, 2021, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, two of its executive officers, and six current or former members of the Company’s Board of Directors, along with the underwriters of the Company’s initial public offering of common stock (the "Offering"). The complaint, captioned West Palm Beach Police Pension Fund v. SelectQuote, Inc., et al., Case No. 1:21-cv-08279, asserts claims for securities law violations on behalf of a putative class of plaintiffs who purchased shares of the Company’s common stock (i) in or traceable to the Offering or (ii) between May 20, 2020 and August 25, 2021 (the "WPB Relevant Period"). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s financial well-being and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the WPB Relevant Period. The complaint also alleges the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by making misstatements and omissions of material facts in connection with the Offering, allegedly causing a decline in the value of the Company’s common stock. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs.

The Company believes the allegations in the complaints are without merit and intends to defend the cases vigorously. Accordingly, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition or liquidity. However, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to these matters is probable and, therefore, has not accrued a liability related to these matters.

9.SHAREHOLDERS' EQUITY

Common Stock—As of September 30, 2021, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan ("ESPP")	1,253,575
Stock awards outstanding under 2020 Plan	3,569,723
Stock awards available for grant under 2020 Plan	10,784,650
Options outstanding under 2003 Plan	1,773,725
Options available for grant under 2003 Plan	—
Total	17,381,673

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the "2003 Stock Plan") and the 2020 Omnibus Incentive Plan (the "2020 Stock Plan" and, collectively with the 2003 Stock Plan, the "Stock Plans"). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the IPO, which provides for the grant of incentive stock options ("ISO's"), nonstatutory stock options ("NSO's"), stock appreciation rights, restricted stock awards, restricted stock unit awards ("RSU's"), performance-based restricted stock units ("PSU's"), and other forms of equity compensation (collectively, "stock awards"). All awards may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates except for ISO's, which can only be granted to current employees of the Company.

The number of shares of common stock available for issuance as of September 30, 2021, pursuant to future awards under the Company's 2020 Stock Plan is 10,784,650. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718") which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in general and administrative expense in our condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2021	2020
Share-based compensation related to:
Equity classified stock options	$740	$362
Equity classified RSU's	953	415
Equity classified PSU's	392	128
Total	$2,085	$905

Stock Options—The stock options outstanding under the 2003 Stock Plan vest as to one-third after the vesting commencement date and as to 1/24 of the remaining shares subject to the stock option monthly thereafter, subject to the award recipient’s continued employment through the applicable vesting date. Upon a termination of employment for any reason other than for "Cause" (as defined in the 2003 Stock Plan), any unvested and outstanding stock options would generally be forfeited for no consideration, and any vested and outstanding stock options would remain exercisable for 90 days following the date of termination (and, in the case of a termination of employment due to death or disability, for 12 months following the date of termination). Stock options expire 10 years from the date of grant. The terms for ISO's and NSO's awarded in the 2020 Stock Plan are the same as in the 2003 Stock Plan with the exception that the options generally shall vest and become exercisable in four equal installments on each of the first four anniversaries of the grant date, subject to the award recipient’s continued employment through the applicable vesting date. Stock options are granted with an exercise price that is no less than 100% of the fair market value of the underlying shares on the date of the grant.

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

The Company used the following weighted-average assumptions for the stock options granted during the periods presented below:

	Three Months Ended September 30,
	2021	2020
Volatility	30.0%	25.0%
Risk-free interest rate	0.9%	0.3%
Dividend yield	—%	—%
Assumed forfeitures	—%	—%
Expected term (in years)	6.25	6.25
Weighted-average fair value (per share)	$5.52	$4.84

The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2021	3,398,513	$8.61
Options granted	1,228,282	17.69
Options exercised	(284,713)	4.27
Options forfeited/expired/cancelled	(15,728)	17.85
Outstanding—September 30, 2021	4,326,354	$11.42	6.97	$21,218
Vested and exercisable—September 30, 2021	2,044,608	$3.76	4.33	$20,813

As of September 30, 2021, there was $11.0 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.33 years.

The Company received cash of $2.2 million and $0.3 million in connection with stock options exercised during the three months ended September 30, 2021 and 2020, respectively.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021	356,285	$19.12
Granted	393,483	17.83
Vested	(53,761)	17.95
Cancelled	(7,914)	17.94
Unvested as of September 30, 2021	688,093	$18.49

As of September 30, 2021, there was $11.3 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 3.23 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2021:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021	132,921	$17.97
Granted	196,080	18.01
Vested	—	—
Cancelled	—	—
Unvested as of September 30, 2021	329,001	$18.00

As of September 30, 2021, there was $4.8 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.55 years.

ESPP—The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. For the three months ended September 30, 2021, the Company issued 89,985 shares to its employees and as of September 30, 2021, there are 1,253,575 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense of $0.1 million for the three months ended September 30, 2021, and recorded no share-based compensation expense with respect to the ESPP for the three months ended September 30, 2020.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(in thousands)	2021	2020
Senior:
Commission revenue:
Medicare advantage	$80,083	$48,731
Medicare supplement	1,604	7,992
Prescription drug plan	269	615
Dental, vision, and health	3,216	2,723
Other commission revenue	900	459
Total commission revenue	86,072	60,520
Production bonus and other revenue	20,248	12,679
Total Senior revenue	106,320	73,199
Life:
Commission revenue:
Term	16,246	19,744
Final expense	26,982	17,853
Total commission revenue	43,228	37,597
Production bonus and other revenue	6,598	5,226
Total Life revenue	49,826	42,823
Auto & Home:
Total commission revenue	6,992	8,613
Production bonus and other revenue	477	925
Total Auto & Home revenue	7,469	9,538
Eliminations:
Total commission revenue	(1,641)	(185)
Production bonus and other revenue	(2,051)	(1,206)
Total Elimination revenue	(3,692)	(1,391)
Total commission revenue	134,651	106,545
Total production bonus and other revenue	25,272	17,624
Total revenue	$159,923	$124,169

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the condensed consolidated balance sheets. During the three months ended September 30, 2020, there was no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, as shown on the balance sheet. A separate roll forward of commissions receivable (current and long term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2021	$845,897
Commission revenue from revenue recognized	73,030
Net commission revenue adjustment from change in estimate (1)	(2,938)
Amounts recognized as accounts receivable	(12,317)
Balance as of September 30, 2021	$903,672
(1) Represents the reassessment of transaction prices on cohorts.

Production Bonuses and Other—During the three months ended September 30, 2021, the Company received advance payments of marketing development funds, which will be amortized over the course of the appropriate fiscal year based on policies sold. As of September 30, 2021, there was an unamortized balance remaining of $17.0 million of fiscal year 2022 marketing development funds recorded in other current liabilities in the condensed consolidated balance sheet.

11.INCOME TAXES

For the three months ended September 30, 2021 and 2020, the Company recognized income tax benefit of $15.4 million and $1.1 million, respectively, representing an effective tax rate of 25.4% and 413.5%, respectively. The differences from the Company’s federal statutory tax rate to the effective tax rate for the three months ended September 30, 2021, were related to state income taxes, partially offset by state tax credits such as the Kansas High Performance Incentive Program ("HPIP"). The differences from the Company’s federal statutory tax rate to the effective tax rate for the three months ended September 30, 2020, were related to state income taxes, partially offset by state tax credits such as the HPIP and discrete items for the period, primarily from the exercise of non-qualified stock options.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of September 30, 2021, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the difference in the timing of revenue recognition for financial statement and tax purposes. For financial statement purposes, revenue is recognized when a policy is sold, while revenue recognition for tax purposes occurs when future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of September 30, 2021, and will continue to evaluate in the future as circumstances may change.

12.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC Topic 260, "Earnings per Share". Basic net income (loss) per share ("Basic EPS") is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net income

(loss) per share ("Diluted EPS") is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2021	2020
Basic:
Numerator:
Net income (loss)	$(45,365)	$837
Net income (loss) attributable to common shareholders	(45,365)	837
Denominator:
Weighted-average common stock outstanding	163,692	162,448
Net income (loss) per share—basic:	$(0.28)	$0.01
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$(45,365)	$837
Add: mark-to-market adjustment on earnout liability(2)	—	—
Net income (loss) attributable to common and common equivalent shareholders	(45,365)	837
Denominator:
Weighted-average common stock outstanding	163,692	162,448
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	2,744
Contingently issuable shares(2)	—	—
Total common and common equivalent shares outstanding	163,692	165,192
Net income (loss) per share—diluted:	$(0.28)	$0.01
(1) Excluded from the computation of net income (loss) per share-diluted for the three months ended September 30, 2021, because the effect would have been anti-dilutive.
(2) Excluded from the computation of net income (loss) per share-diluted for the three months ended September 30, 2020, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2021	2020
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	4,683	—
Shares subject to outstanding PSU's(1)	329	—
Contingently issuable shares	—	551
Total	5,012	551
(1) The weighted-average number of shares excluded from the computation of net income (loss) per share-diluted because the performance conditions associated with these awards were not met.

13.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280, Segment Reporting ("ASC 280"). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home, which represent the three main types of insurance products sold by the Company. The Senior segment primarily sells senior Medicare-related health insurance and also includes InsideResponse and Population Health. The Life segment primarily sells term life insurance and final expense policies, and the Auto & Home segment primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

The Company reports segment information based on how its chief operating decision maker ("CODM") regularly reviews its operating results, allocates resources, and makes decisions regarding business operations. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

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

The following table presents information about the reportable segments for the three months ended September 30, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$106,320	$49,826	$7,469	$(3,692)		$159,923
Operating expenses	(139,291)	(45,128)	(6,095)	(13,351)	(1)	(203,865)
Other expenses, net	—	—	—	(102)		(102)
Adjusted EBITDA	$(32,971)	$4,698	$1,374	$(17,145)		(44,044)
Share-based compensation expense						(2,215)
Non-recurring expenses (2)						(554)
Depreciation and amortization						(5,103)
Loss on disposal of property, equipment, and software						(350)
Interest expense, net						(8,535)
Income tax benefit						15,436
Net loss						$(45,365)
(1) Operating expenses in the Corp & Elims division primarily include $10.4 million in salaries and benefits for certain general, administrative, and IT related departments, and $4.7 million in professional services fees.

(2) These expenses primarily consist of costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2021, four insurance carrier customers, three from the Senior Segment and one from the Life Segment, accounted for 17%, 15%, 11%, and 11% of total revenue, respectively. For the three months ended September 30, 2020, two insurance carrier customers from the Senior Segment and one from the Life Segment, accounted for 20%, 15%, and 10% of total revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in "Cautionary Note Regarding Forward-Looking Statements" of the Company’s Form 10-K for the year ended June 30, 2021. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors" in our most recent Form 10-K.

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

Our Business. We are a leading technology-enabled, direct-to-consumer ("DTC") distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability. Recently through acquisitions, we've begun expanding into lead generation sales, mail order prescription pharmacies, and overall health services through our Population Health platform.

We evaluate our business using the following three segments:

SelectQuote Senior ("Senior"), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage ("MA") and Medicare Supplement ("MS") insurance plans as well as prescription drug and dental, vision, and hearing ("DVH") plans, and critical illness products. We represent approximately 20 leading, nationally-recognized insurance carrier partners, including Humana, UnitedHealthcare, and Wellcare. MA and MS plans accounted for 77% and 70% of our approved Senior policies for the three months ended September 30, 2021 and 2020, respectively, with other ancillary type policies accounting for the remainder. Additionally, InsideResponse and Population Health (which includes SelectRx) are included in Senior for segment reporting purposes.

SelectQuote Life ("Life") is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.0 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 18 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 31% and 49% of new premium within the Life segment for the three months ended September 30, 2021 and 2020, respectively, with final expense policies accounting for 69% and 51% for the three months ended September 30, 2021 and 2020, respectively.

SelectQuote Auto & Home ("Auto & Home") was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 27 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 77% and 80% of new premium within the Auto & Home segment for each of the three months ended September 30, 2021 and 2020, respectively, with six-month auto, dwelling fire, and other products accounting for the majority of the remainder.

The three months ended September 30 referenced throughout the commentary below refers to the first quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2022 and 2021. Note that certain reclassifications have been made to prior periods to conform with current year presentation.

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

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier.

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended September 30,
	2021	2020
Medicare Advantage	95,789	47,991
Medicare Supplement	1,812	7,276
Dental, Vision, and Hearing	28,604	20,042
Prescription Drug Plan	873	2,425
Other	3,562	1,883
Total	130,640	79,617

Total submitted policies increased by 64% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was driven primarily by a 100% increase in MA submitted policies and a 43% increase in DVH submitted policies, partially offset by a 75% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily due to an increase in the number of agents we employ and an increase in productivity per agent. During the three months ended September 30, 2021, we increased the number of average productive agents by approximately 35% and increased the productivity per productive agent by 30% from the three months ended September 30, 2020. The increase in productivity was driven by improvements in lead consumption.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended September 30,
	2021	2020
Medicare Advantage	84,116	42,473
Medicare Supplement	1,398	6,325
Dental, Vision and Hearing	22,223	16,239
Prescription Drug Plan	868	2,632
Other	2,880	1,824
Total	111,485	69,493

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies increased by 60% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was driven primarily by a 98% increase in MA approved policies and a 37% increase in DVH approved policies, partially offset by a 78% decrease in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of productive agents and the increased agent productivity noted above also resulted in the increase in approved policies compared to the three months ended September 30, 2020.

Lifetime Value of Commissions per Approved Policy

The lifetime value of commissions (the "LTV") per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints. The LTV per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates constrained by a persistency-adjusted 10-year renewal period based on a combination of our historical experience and available insurance carrier historical experience to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The LTV per approved policy represents commissions only from policies sold during the period. That figure excludes renewals during the period from policies originally sold in a prior period with insurance carrier partners whose contracts preclude us from recognizing variable consideration for estimated renewal commissions and updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended September 30,
	2021	2020
Medicare Advantage	$978	$1,168
Medicare Supplement	1,439	1,274
Dental, Vision and Hearing	152	168
Prescription Drug Plan	310	240
Other	111	135

The LTV per MA approved policy decreased 16% while the LTV per MS approved policy increased 13% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The MA LTV was negatively impacted by the switch to policy level persistency, lower MA persistency rates, carrier mix and higher provision for first year and renewal year lapse rates, somewhat offset by higher commission rates. The MS LTV was positively impacted by an improvement in first year lapse rates.

Per Unit Economics

Per unit economics represents total MA and MS commissions, other product commissions, other revenues, and costs associated with the Senior segment, each shown per number of approved MA and MS approved policies over a given time period. Management assesses the business on a per-unit basis to help ensure that the revenue opportunity associated with a successful policy sale is attractive relative to the marketing acquisition cost. Because not all acquired leads result in a successful policy sale, all per-policy metrics are based on approved policies, which is the measure that triggers revenue recognition.

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, marketing development funds, lead sales revenue from InsideResponse, revenue generated through the Population Health platform, and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represents all of the operating expenses within the Senior segment. The Revenue to customer acquisition cost ("CAC") multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads. These costs are included in marketing and advertising expense within the total operating expenses per MA/MS policy.

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

	Twelve Months Ended September 30,
(dollars per approved policy):	2021	2020
Medicare Advantage and Medicare Supplement approved policies	526,212	271,199
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$1,223	$1,282
Other commission per MA/MS policy	37	48
Other per MA/MS policy	188	171
Total revenue per MA/MS policy	1,448	1,501
Total operating expenses per MA/MS policy	(1,064)	(924)
Adjusted EBITDA per MA/MS policy (1)	$384	$577
Adjusted EBITDA Margin per MA/MS policy (1)	27%	38%
Revenue/CAC multiple	2.8X	3.5X
(1) These financial measures are not calculated in accordance with GAAP. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for information regarding our use of these non-GAAP financial measures and a reconciliation of such measures to their nearest comparable financial measures calculated and presented in accordance with GAAP.

Total revenue per policy decreased 4% for the twelve months ended September 30, 2021, compared to the twelve months ended September 30, 2020, due to a decrease in overall MS revenue, the amount of other ancillary insurance policies sold as a percent of MA/MS policies, and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds, offset by higher advertising revenue associated with InsideResponse and the addition of revenue from SelectRx. Total cost per policy increased 15% for the twelve months ended September 30, 2021, compared to the twelve months ended September 30, 2020, due to an increase in our marketing and advertising expense consistent with our strategy to drive higher absolute revenue and Adjusted EBITDA with slightly lower Adjusted EBITDA margin, higher fulfillment costs associated with scaling Population Health and SelectRx, somewhat offset by lower sales expenses driven by agent productivity improvements.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2021	2020
Term Premiums	$15,510	$18,855
Final Expense Premiums	34,052	19,817
Total	$49,562	$38,672

Total term premiums decreased 18% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The number of policies sold declined 30%, which was somewhat offset by a 17% increase in the average premium per policy sold. Final expense premiums increased 72% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to a significant increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2021	2020
Premiums	$13,258	$16,900

Total premiums decreased 22% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to our strategy to reduce the growth in our Auto & Home segment.

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

The following tables reconcile Adjusted EBITDA and net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended September 30, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(45,365)
Share-based compensation expense					2,215
Non-recurring expenses (1)					554
Depreciation and amortization					5,103
Loss on disposal of property, equipment, and software					350
Interest expense, net					8,535
Income tax benefit					(15,436)
Adjusted EBITDA	$(32,971)	$4,698	$1,374	$(17,145)	$(44,044)
(1) These expenses primarily consist of costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Three Months Ended September 30, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$837
Share-based compensation expense					924
Non-recurring expenses (1)					438
Fair value adjustments to contingent earnout obligations					759
Restructuring expenses					21
Depreciation and amortization					3,347
Loss on disposal of property, equipment, and software					82
Interest expense, net					6,761
Income tax benefit					(1,104)
Adjusted EBITDA	$8,902	$10,477	$3,616	$(10,930)	$12,065
(1) These expenses consist of non-restructuring severance expenses, costs related to the acquisition of InsideResponse, and expenses related to business continuity in response to the COVID-19 pandemic.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended September 30,
(in thousands)	2021		2020
Revenue
Commission	$134,651	84%	$106,545	86%
Production bonus and other	25,272	16%	17,624	14%
Total revenue	159,923	100%	124,169	100%
Operating costs and expenses
Cost of revenue	92,165	58%	51,045	41%
Marketing and advertising	90,677	57%	49,800	40%
General and administrative	23,392	15%	12,202	10%
Technical development	5,853	4%	3,848	3%
Total operating costs and expenses	212,087	134%	116,895	94%
Income (loss) from operations	(52,164)	(33)%	7,274	6%
Interest expense, net	(8,535)	(5)%	(6,761)	(5)%
Other expense, net	(102)	—%	(780)	(1)%
Loss before income tax benefit	(60,801)	(38)%	(267)	—%
Income tax benefit	(15,436)	(10)%	(1,104)	(1)%
Net income (loss)	$(45,365)	(28)%	$837	1%

Revenue

Our primary source of revenue are the commissions earned for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our consolidated statements of comprehensive income as commission revenue. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus and other revenue ("other revenue"). Furthermore, the production bonus and other revenue also includes the lead generation revenue from InsideResponse and the revenue generated through the Population Health platform.

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

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Commission	$134,651	$106,545	26%
Production bonus and other	25,272	17,624	43%
Total revenue	$159,923	$124,169	29%

Three Months Ended September 30, 2021 and 2020–Commission revenue increased $28.1 million, or 26%, for the three months ended September 30, 2021, which included increases in Senior and Life commission revenues of $25.6 million and $5.6 million, respectively, offset by a decrease in Auto & Home commission revenue of $1.6 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 64% increase in Medicare Advantage commission revenue. Life’s revenue growth was driven by a $9.1 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies, offset by a $3.5 million decrease in term life revenue. The revenue decline for Auto & Home was driven by our strategy to reduce the growth in that division. The $7.6 million increase in production bonus and other revenue was primarily driven by $4.5 million of new mail order prescription revenue from Select Rx and $3.0 million in marketing development funds received for Senior, partially offset by a reduction of $2.3 million of external lead generation revenue from InsideResponse, as more of their leads were consumed within the Senior division than in the prior year.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue represents the direct costs associated with fulfilling our obligations to our insurance carrier partners for the sale of insurance policies. Such costs primarily consist of compensation and related benefit costs for agents, fulfillment specialists and others directly engaged in servicing policy holders. It also includes licensing costs for our agents and allocations for facilities, telecommunications and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications. For SelectRx, cost of revenue represents the direct costs associated with inventory used to fulfill prescriptions for senior medication management.

The following table presents our cost of revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Cost of revenue	$92,165	$51,045	81%

Three Months Ended September 30, 2021 and 2020–Cost of revenue increased $41.1 million, or 81%, for the three months ended September 30, 2021, primarily due to a $29.3 million increase in compensation costs driven by the growth in the number of agents within the Senior segment and, to a lesser extent, the Life segment to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $4.1 million for facilities, telecommunications, and software maintenance costs, and $3.3 million for licensing costs. Additionally, there was $3.5 million of new medication costs in cost of revenue for SelectRx.

Marketing and Advertising

Marketing and advertising expenses consist primarily of the direct costs associated with marketing and advertising of our services, such as television and radio commercials and online advertising. These direct costs generally represent the vast majority of our marketing and advertising expenses. Other costs consist of compensation and other expenses related to marketing, business development, partner management, public relations, carrier relations personnel who support our offerings, and allocations for facilities, telecommunications, and software maintenance costs. Our marketing and advertising costs increase during AEP and OEP to generate more leads during these high-volume periods.

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Marketing and advertising	$90,677	$49,800	82%

Three Months Ended September 30, 2021 and 2020–Marketing and advertising expenses increased $40.9 million, or 82%, for the three months ended September 30, 2021, primarily due to a $27.8 million increase in Senior marketing and advertising costs associated with generating more leads for our larger agent base to consume. Marketing and advertising costs also increased $11.4 million in our Life segment driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $3.0 million as we increased the number of people supporting our marketing organization to produce more leads to support the growth of the business.

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

The following table presents our general and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
General and administrative	$23,392	$12,202	92%

Three Months Ended September 30, 2021 and 2020–General and administrative expenses increased $11.2 million, or 92%, for the three months ended September 30, 2021, primarily due to $7.0 million in higher compensation costs due to additional headcount to support the growth of the business, $1.8 million in higher professional fees, and $1.1 million higher depreciation and amortization expense.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Technical development	$5,853	$3,848	52%

Three Months Ended September 30, 2021 and 2020–Technical development expenses increased $2.0 million, or 52%, for the three months ended September 30, 2021, primarily due to a $1.5 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount and the growth in the business. The increase in headcount also drove increases in the allocations of $0.5 million for facilities, telecommunications, and software maintenance costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Interest expense, net	$(8,535)	$(6,761)	26%

Three Months Ended September 30, 2021 and 2020–Interest expense increased $1.8 million, or 26%, as a result of the increase in our outstanding balance on the Term Loans and the ticking fee assessed on the unused amount of the DDTL Facility.

Income Tax Benefit

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020
Income tax benefit	$(15,436)	$(1,104)	1,298%
Effective tax rate	25.4%	413.5%

Three Months Ended September 30, 2021 and 2020–For the three months ended September 30, 2021 and 2020, we recognized income tax benefits of $15.4 million and $1.1 million, respectively, representing effective tax rates of 25.4% and 413.5%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2021, were related to state income taxes, partially offset by state tax credits such as HPIP. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2020, were related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended September 30, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$106,320	$49,826	$7,469	$(3,692)		$159,923
Operating expenses	(139,291)	(45,128)	(6,095)	(13,351)	(1)	(203,865)
Other expenses, net	—	—	—	(102)		(102)
Adjusted EBITDA	$(32,971)	$4,698	$1,374	$(17,145)		(44,044)
Share-based compensation expense						(2,215)
Non-recurring expenses (2)						(554)
Depreciation and amortization						(5,103)
Loss on disposal of property, equipment, and software						(350)
Interest expense, net						(8,535)
Income tax benefit						15,436
Net loss						$(45,365)
(1) Operating expenses in the Corp & Elims division primarily include $10.4 million in salaries and benefits for certain general, administrative, and IT related departments and $4.7 million in professional services fees.

(2) These expenses primarily consist of costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

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

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$	%
Senior:
Commission revenue:
Medicare advantage	$80,083	$48,731	$31,352	64%
Medicare supplement	1,604	7,992	(6,388)	(80)%
Prescription drug plan	269	615	(346)	(56)%
Dental, vision, and health	3,216	2,723	493	18%
Other commission revenue	900	459	441	96%
Total commission revenue	86,072	60,520	25,552	42%
Production bonus and other revenue	20,248	12,679	7,569	60%
Total Senior revenue	106,320	73,199	33,121	45%
Life:
Commission revenue:
Term	16,246	19,744	(3,498)	(18)%
Final expense	26,982	17,853	9,129	51%
Total commission revenue	43,228	37,597	5,631	15%
Production bonus and other revenue	6,598	5,226	1,372	26%
Total Life revenue	49,826	42,823	7,003	16%
Auto & Home:
Total commission revenue	6,992	8,613	(1,621)	(19)%
Production bonus and other revenue	477	925	(448)	(48)%
Total Auto & Home revenue	7,469	9,538	(2,069)	(22)%
Eliminations:
Total commission revenue	(1,641)	(185)	(1,456)	787%
Production bonus and other revenue	(2,051)	(1,206)	(845)	70%
Total Elimination revenue	(3,692)	(1,391)	(2,301)	165%
Total commission revenue	134,651	106,545	28,106	26%
Total production bonus and other revenue	25,272	17,624	7,648	43%
Total revenue	$159,923	$124,169	$35,754	29%

Revenue by Segment

Three Months Ended September 30, 2021 and 2020–Revenue from our Senior segment was $106.3 million for the three months ended September 30, 2021, a $33.1 million, or 45%, increase compared to revenue of $73.2 million for the three months ended September 30, 2020. The increase was primarily due to a $31.4 million, or 64%, increase in MA commission revenue, $4.5 million of new mail order prescription revenue from SelectRx, and $3.0 million in marketing development funds received, partially offset by a reduction of $2.3 million of external lead generation revenue from InsideResponse.

Revenue from our Life segment was $49.8 million for the three months ended September 30, 2021, a $7.0 million, or 16%, increase compared to revenue of $42.8 million for the three months ended September 30, 2020. The increase was primarily due to a $9.1 million, or 51%, increase in final expense revenue, offset by a $3.5 million decrease in term life revenue.

Revenue from our Auto & Home segment was $7.5 million for the three months ended September 30, 2021, a $2.1 million, or 22%, decrease compared to revenue of $9.5 million for the three months ended September 30, 2020, primarily due to our strategy to reduce the growth in Auto & Home.

Adjusted EBITDA by Segment

Three Months Ended September 30, 2021 and 2020–Adjusted EBITDA from our Senior segment was $(33.0) million for the three months ended September 30, 2021, a $41.9 million decrease compared to Adjusted EBITDA of $8.9 million for the three months ended September 30, 2020. The decrease in Adjusted EBITDA was due to a $75.0 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses as the Company increased marketing spend to secure marketing channels and vendors in anticipation of AEP and OEP. Senior also incurred increased personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents in anticipation of AEP and OEP as well as higher fulfillment costs associated with scaling Population Health and SelectRx, all of which was partially offset by a $33.1 million increase in revenue.

Adjusted EBITDA from our Life segment was $4.7 million for the three months ended September 30, 2021, a $5.8 million, or 55%, decrease compared to Adjusted EBITDA of $10.5 million for the three months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily due to a $12.8 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents. The increase in marketing expenses was primarily driven by a reduction in the amount of leads received from our term life business as more leads for final expense are being sourced externally as a result of the growth of that business. The increase in variable sales commission expenses to agents was driven by an increase in the amount of premium sold for final expense policies, all of which was partially offset by a $7.0 million increase in revenue.

Adjusted EBITDA from our Auto & Home segment was $1.4 million for the three months ended September 30, 2021, a $2.2 million, or 62%, decrease compared to Adjusted EBITDA of $3.6 million for the three months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily due to a $2.1 million decrease in revenue.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include the proceeds from the IPO and cash and funds available under the Senior Secured Credit Facility, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. Further, while COVID-19 has caused disruptions to the economy both domestically and globally, we have maintained our financial flexibility under current market conditions. However, there is inherent difficulty in assessing the possibility of future changes that could materially alter this judgment. As such, we will continue to monitor our liquidity and capital resources through the disruption caused by COVID-19 and will continue to evaluate our financial position and liquidity needs.

As of September 30, 2021 and June 30, 2021, our cash, cash equivalents, and restricted cash totaled $183.6 million and $286.5 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Three Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(87,075)	$(9,346)
Net cash used in investing activities	(17,767)	(4,215)
Net cash provided by (used in) financing activities	2,006	(7,938)

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

Three Months Ended September 30, 2021—Cash used in operating activities was $87.1 million, consisting of net loss of $45.4 million and adjustments for non-cash items of $6.3 million, offset by cash used in operating assets and liabilities of $35.4 million. Adjustments for non-cash items primarily consisted of a decrease of $15.8 million in deferred income taxes, partially offset by $5.1 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, and $2.2 million of share-based compensation expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $57.8 million in commissions receivable, partially offset by decreases of $17.3 million in accounts receivable and increases of $16.2 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue and the investment in agents for AEP.

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

Three Months Ended September 30, 2021—Net cash used in investing activities of $17.8 million was due to $7.8 million of purchases of property and equipment and $3.0 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes as well as $6.9 million of net cash paid to acquire Simple Meds.

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

Three Months Ended September 30, 2021—Net cash provided by financing activities of $2.0 million was primarily due to $2.2 million in proceeds from common stock options exercised and the employee stock purchase plan, partially offset by payments of $0.1 million for withholding taxes related to net share settlements of employee stock awards.

Three Months Ended September 30, 2020—Net cash used in financing activities of $7.9 million was primarily due to $3.9 million of costs incurred in the IPO, $1.8 million of costs incurred in connection with our private placement, and $2.5 million in payments for withholding taxes related to net share settlements of employee stock awards, partially offset by $0.3 million of proceeds from common stock exercises.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts drawn under the Revolving Credit Facility or DDTL Facility as of September 30, 2021. As of September 30, 2021, there was $471.9 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

Our risk management strategy includes entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. The Company's Amended Interest Rate Swap is designated as a cash flow hedge of the interest payments on $325.0 million in principal of the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

Contractual Obligations

As of September 30, 2021, there have been no material changes to our contractual obligations as previously described in our annual report on Form 10-K for the year ended June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are primarily exposed to the market risk associated with unfavorable movements in interest rates. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on Form 10-K for the year ended June 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. These legal matters primarily involve claims for damages arising out of the use of the Company’s services, insurance regulatory claims, and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales practices. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. For additional details, see Part I, Item 1, Note 8, Commitments and Contingencies - "Legal Contingencies and Obligations," in the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the SEC on August 26, 2021. Before investing in our securities, we recommend that investors carefully consider the risks described in our most recent Form 10-K filed with the SEC, including those under the heading "Risk Factors." Realization of any of these risks could have a material adverse effect on our business financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

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

†     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SelectQuote, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTQUOTE, INC.
November 5, 2021	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Raffaele Sadun
Name: Raffaele Sadun
Title: Chief Financial Officer