Form 10-K/A
period 2021-06-30
SelectQuote, Inc.
filed 2022-02-14
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The registrant had outstanding 164,017,054 shares of common stock as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K/A

	PART I
Item 1A.	Risk Factors	7
	PART II
Item 8.	Financial Statements and Supplementary Data	29
Item 9A.	Controls and Procedures	74
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	78

EXPLANATORY NOTE

SelectQuote, Inc. and its subsidiaries (the “Company”, “SelectQuote”, or “we”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Original Annual Report”) with the Securities and Exchange Commission (the “SEC”) on August 26, 2021. The Company is filing this Amendment No. 1 (the “Amendment”) to the Original Annual Report (as amended, the “Amended Annual Report”) for the purpose of amending (i) the Controls and Procedures disclosure included in “Part II, Item 9A. Controls and Procedures” to address management’s re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting, and amend the Report of Independent Registered Public Accounting Firm to reflect the identification of a material weakness in internal control over financial reporting as of June 30, 2021, (ii) the Report of Independent Registered Public Accounting Firm in “Part II, Item 8. Financial Statements and Supplementary Data” to reflect the identification of a material weakness in internal control over financial reporting, and (iii) “Part I, Item 1A. “Risk Factors” to reflect the addition of a risk factor regarding our internal control over financial reporting.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. We are also filing an updated Consent of Independent Registered Public Accounting Firm. Accordingly, “Part IV, Item 15. Exhibits and Financial Statement Schedules” is amended to include the currently dated certifications and consent as exhibits.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Annual Report, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Annual Report. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Annual Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Annual Report, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

In addition to this Amendment, we intend to file an amendment to our Quarterly Report on Form 10-Q for the first quarter ended September 30, 2021 to amend our disclosures under “Part I, Item 4. Controls and Procedures” therein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, we use the terms “SelectQuote,” the “Company,” “we,” “us” and “our” in this report to refer to SelectQuote, Inc. In addition to historical information, this Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Amendment. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Amended Annual Report, including our financial statements and the related notes, before deciding to invest in our common stock. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below represent the material risks known to us, but they represent the material risks known to us, but they are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Amendment, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

Except for the New Risk Factor included below, this Item 1A. Risk Factors section in this Amendment has not been updated to reflect developments occurring subsequent to the filing of the Original Annual Report on August 26, 2021. All risk factors should be considered in context of the New Risk Factor.

New Risk Factor

We have identified a material weakness in our internal control over financial reporting. If this material weakness is not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Subsequent to the filing of the Original Annual Report, management identified a material weakness in our internal control over financial reporting related to the first year revenue provision for certain final expense policies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in “Item 9A. Controls and Procedures” of this Amendment, management has re-evaluated its assessment of the effectiveness of internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of June 30, 2021.

We are committed to remediating the material weakness as promptly as possible, and management is in the process of implementing the remediation plan; however, there can be no assurance as to when the material weaknesses will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence, and adversely impact our stock price.

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

PART II

ITEM 8. FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2021 (February 14, 2022 as to the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)), expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases, as of July 1, 2020, due to the adoption of Financial Accounting Standards Board Standards Update 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Kansas City, MO
August 26, 2021

We have served as the Company’s auditor since 2018.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective. As a result of the material weakness in our internal control over financial reporting described below, our chief executive officer and chief financial officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness, our chief executive officer and chief financial officer concluded that the consolidated financial statements as originally filed for the fiscal year ended June 30, 2021, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

Management’s Report on Internal Control over Financial Reporting (as revised)

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

Previously based upon that evaluation by our chief executive officer and chief financial officer, we determined that our internal control over financial reporting was effective as of June 30, 2021. However, as discussed above based upon the evaluation of these criteria and upon the existence of the material weakness described below, management, with the participation of our chief executive officer and chief financial officer, concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021. Accordingly, the Company is filing this Amendment to amend management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of June 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a design deficiency in internal control over financial reporting that resulted in a material weakness. The Company obtains and uses relevant information from third party carriers related to final expense policyholder lapses and did not evaluate it on a timely basis to ensure the carrier and policy information utilized to determine the first year commission revenue provision was complete and accurate, which could have resulted in a material misstatement of the Company’s consolidated financial statements. The material weakness did contribute to an actual error related to Life first year commission revenue provision for certain final expense policies that is not material in the consolidated financial statements for the year ended June 30, 2021.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. Its report appears in Part II, Item 9A of this Amendment.

Remediation Plan and Status

As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, obtaining complete and accurate carrier information feeds to support first year provision for final expense policies, reviewing policies as applicable to ensure additional risk mitigation, and enhancing procedures to assess the ongoing completeness and accuracy of carrier information utilized in supporting provisioning control activities. We are still in the process of assessing our remediation plan, and the initiatives we are implementing to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the Company’s controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated August 26, 2021, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, as expressed herein, is different from that expressed in our previous report.

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

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company obtains and uses relevant information from third party carriers related to final expense policyholder lapses and did not evaluate it on a timely basis to ensure the carrier and policy information utilized to determine the first year commission revenue provision was complete and accurate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended June 30, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Kansas City, MO
August 26, 2021 (February 14, 2022 as to the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this report:

1. Consolidated Financial Statements

Information in response to this Item is included in Item 8 of Part II of this report.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or because the required information is included in Item 8 of Part II of this report.

3. Exhibits

The following documents listed below in the Exhibit Index of this report are incorporated by reference or are furnished or filed (as applicable) with this report, in each case as indicated therein.

(b) None.

(c) None.

Exhibit Number	Exhibit Description
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†     The certifications attached as Exhibits 32.1 and 32.2 to this Amendment are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SelectQuote, Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTQUOTE, INC.

By:	/s/ Tim Danker
Name:	Tim Danker
Title:	Chief Executive Officer
Date:	February 14, 2022

By:	/s/ Raffaele Sadun
Name:	Raffaele Sadun
Title:	Chief Financial Officer
Date:	February 14, 2022