Form 10-Q/A
period 2021-09-30
SelectQuote, Inc.
filed 2022-02-14
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q/A

EXPLANATORY NOTE

SelectQuote, Inc. and its subsidiaries (the “Company”, “SelectQuote”, or “we”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Quarterly Report”) with the Securities and Exchange Commission (the “SEC”) on November 5, 2021. The Company is filing this Amendment No. 1 (the “Amendment”) to the Original Quarterly Report (as amended, the “Amended Quarterly Report”) for the purpose of amending “Part I, Item 4. Controls and Procedures” to reflect management’s conclusion that our disclosure controls and procedures were not effective as of the quarter ended September 30, 2021. Management revised its conclusion after the identification of a material weakness in the Company's internal control over financial reporting identified subsequent to the filing of the Original Quarterly Report. This Amendment also amends “Part II, Item 1A. “Risk Factors.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, “Part II, Item 6. Exhibits” is amended to include the new certifications as exhibits.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Quarterly Report, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Quarterly Report. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original Quarterly Report, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Quarterly Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Quarterly Report, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report.

PART I
FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2021, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. As a result of the material weakness in our internal control over financial reporting described below, our chief executive officer and chief financial officer, have updated their evaluation and now conclude the Company’s disclosure controls and procedures were not effective as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, an error was identified relative to the Life first year commission revenue provision for certain final expense policies. As a result of the error, management concluded that our controls addressing the completeness and accuracy of carrier and policy information utilized to determine the first year provision were not designed effectively.

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

Management’s Plan to Remediate the Material Weakness

As a result of this material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, obtaining complete and accurate carrier information feeds to support first year provision for final expense policies, reviewing policies as applicable to ensure additional risk mitigation, and enhancing procedures to assess the ongoing completeness and accuracy of carrier information utilized in supporting provisioning control activities. We are still in the process of assessing our remediation plan, and the initiatives we are implementing to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the Company’s controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors except as disclosed in the Company’s Form 10-K/A for the year ended June 30, 2021, filed with the Securities and Exchange Commission on February 14, 2022.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Amendment.

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

†     The certifications attached as Exhibits 32.1 and 32.2 to this Amendment are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SelectQuote, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTQUOTE, INC.
February 14, 2022	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Raffaele Sadun
Name: Raffaele Sadun
Title: Chief Financial Officer

5