Form 10-Q
period 2021-12-31
SelectQuote, Inc.
filed 2022-02-14
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2021	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193,357	$286,454
Accounts receivable	149,399	105,298
Commissions receivable-current	202,289	89,120
Other current assets	10,511	4,486
Total current assets	555,556	485,358
COMMISSIONS RECEIVABLE	683,516	756,777
PROPERTY AND EQUIPMENT—Net	42,676	29,510
SOFTWARE—Net	15,009	12,611
OPERATING LEASE RIGHT-OF-USE ASSETS	30,571	31,414
INTANGIBLE ASSETS—Net	37,727	40,670
GOODWILL	73,732	68,019
OTHER ASSETS	6,046	1,436
TOTAL ASSETS	$1,444,833	$1,425,795
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,579	$34,079
Accrued expenses	22,904	20,676
Accrued compensation and benefits	43,384	40,909
Operating lease liabilities—current	5,251	5,289
Current portion of long-term debt	7,169	2,360
Other current liabilities	9,120	5,504
Total current liabilities	135,407	108,817
LONG-TERM DEBT, NET—less current portion	700,350	459,043
DEFERRED INCOME TAXES	76,942	139,240
OPERATING LEASE LIABILITIES	36,951	38,392
OTHER LIABILITIES	2,779	11,743
Total liabilities	952,429	757,235
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,640	1,635
Additional paid-in capital	551,002	544,771
Retained earnings (accumulated deficit)	(62,236)	121,925
Accumulated other comprehensive income	1,998	229
Total shareholders’ equity	492,404	668,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,444,833	$1,425,795
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
REVENUE:
Commission	$140,701	$320,265	$272,956	$425,415
Production bonus and other	54,280	37,300	79,552	54,924
Total revenue	194,981	357,565	352,508	480,339
OPERATING COSTS AND EXPENSES:
Cost of revenue	148,108	84,121	240,273	135,166
Marketing and advertising	193,246	132,206	283,923	182,006
General and administrative	20,147	13,043	43,539	25,245
Technical development	6,386	4,750	12,239	8,598
Total operating costs and expenses	367,887	234,120	579,974	351,015
INCOME (LOSS) FROM OPERATIONS	(172,906)	123,445	(227,466)	129,324
INTEREST EXPENSE, NET	(10,587)	(6,782)	(19,122)	(13,543)
OTHER EXPENSE, NET	(51)	(416)	(153)	(1,196)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(183,544)	116,247	(246,741)	114,585
INCOME TAX EXPENSE (BENEFIT)	(46,536)	26,391	(62,580)	24,994
NET INCOME (LOSS)	$(137,008)	$89,856	$(184,161)	$89,591

NET INCOME (LOSS) PER SHARE:
Basic	$(0.84)	$0.55	$(1.12)	$0.55
Diluted	$(0.84)	$0.54	$(1.12)	$0.54
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	163,966	162,645	163,829	162,546
Diluted	163,966	165,563	163,829	165,377

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Gain (loss) on cash flow hedge	1,775	116	1,769	(141)
OTHER COMPREHENSIVE INCOME (LOSS)	1,775	116	1,769	(141)
COMPREHENSIVE INCOME (LOSS)	$(135,233)	$89,972	$(182,392)	$89,450
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2021	163,930	$1,639	$549,034	$74,772	$223	$625,668
Net loss	—	—	—	(137,008)	—	(137,008)
Gain on cash flow hedge, net of tax	—	—	—	—	1,602	1,602
Amount reclassified into earnings, net tax	—	—	—	—	173	173
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	55	—	76	—	—	76
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	—	—
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	28	1	(2)	—	—	(1)
Share-based compensation expense			1,894	—	—	1,894
BALANCES-December 31, 2021	164,013	$1,640	$551,002	$(62,236)	$1,998	$492,404

Three Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2020	162,507	$1,625	$546,815	$(4,560)	$(1,511)	$542,369
Net income	—	—	—	89,856	—	89,856
Loss on cash flow hedge, net of tax	—	—	—	—	—	—
Amount reclassified into earnings, net tax	—	—	—	—	116	116
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	267	3	(2,710)	—	—	(2,707)
Share-based compensation expense	—	—	1,336	—	—	1,336
BALANCES-December 31, 2020	162,774	$1,628	$545,441	$85,296	$(1,395)	$630,970

Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$121,925	$229	$668,560
Net loss	—	—	—	(184,161)		(184,161)
Gain on cash flow hedge, net of tax	—	—	—	—	1,423	1,423
Amount reclassified into earnings, net of tax	—	—	—	—	346	346
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	339	3	1,279	—	—	1,282
Issuance of common stock pursuant to employee stock purchase plan	90	1	988	—	—	989
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	74	1	(145)	—	—	(144)
Share-based compensation expense	—	—	4,109	—	—	4,109
BALANCES-December 31, 2021	164,013	$1,640	$551,002	$(62,236)	$1,998	$492,404

Six Months Ended December 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(4,295)	$(1,254)	$544,186
Net income	—	—	—	89,591	—	89,591
Loss on cash flow hedge, net of tax	—	—	—	—	(375)	(375)
Amount reclassified into earnings, net tax	—	—	—	—	234	234
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	583	6	(4,912)	—	—	(4,906)
Share-based compensation expense	—	—	2,240	—	—	2,240
BALANCES-December 31, 2020	162,774	$1,628	$545,441	$85,296	$(1,395)	$630,970
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(184,161)	$89,591
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	11,278	6,937
Loss on disposal of property, equipment, and software	355	162
Share-based compensation expense	4,109	2,259
Deferred income taxes	(62,940)	24,879
Amortization of debt issuance costs and debt discount	2,974	1,644
Fair value adjustments to contingent earnout obligations	—	1,153
Non-cash lease expense	2,040	1,887
Changes in operating assets and liabilities:
Accounts receivable	(43,429)	(61,251)
Commissions receivable	(39,908)	(219,132)
Other assets	(5,555)	1,906
Accounts payable and accrued expenses	15,135	15,692
Operating lease liabilities	(2,676)	(1,245)
Other liabilities	(2,963)	32,370
Net cash used in operating activities	(305,741)	(103,148)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,904)	(5,768)
Purchases of software and capitalized software development costs	(5,231)	(3,449)
Acquisition of business	(6,927)	121
Investment in equity securities	(1,000)	—
Net cash used in investing activities	(31,062)	(9,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit	50,000	—
Payments on revolving line of credit	(50,000)	—
Net proceeds from senior secured delayed draw term loan facility	242,000	—
Payments on other debt	(93)	(108)
Proceeds from common stock options exercised and employee stock purchase plan	2,271	391
Payments of tax withholdings related to net share settlement of equity awards	(144)	(5,320)
Payments of debt issuance costs	(328)	—
Payments of costs incurred in connection with private placement	—	(1,771)
Payments of costs incurred in connection with initial public offering	—	(3,911)
Net cash provided by (used in) financing activities	243,706	(10,719)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(93,097)	(122,963)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	286,454	368,870
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$193,357	$245,907

Reconciliation to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	193,357	209,739
Restricted cash	—	36,168
Total cash, cash equivalents, and restricted cash	$193,357	$245,907
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(15,447)	$(11,953)
Income taxes paid, net	(19)	(86)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) contracts with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. The Company obtains leads from, among other sources, InsideResponse, a wholly-owned subsidiary that provides sales leads to the consumer insurance industry. The Company also coordinates various healthcare-related services through its Population Health platform, which includes SelectRx, a closed-door, long-term care pharmacy that offers pharmacy services, including essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services under the Patient Centered Pharmacy Home (PCPH) model. SelectQuote’s Senior division sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and along with Population Health and InsideResponse, is referred to as “Senior”. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home property and casualty insurance products. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company primarily earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and when the underlying policyholder renews their policy in subsequent years (“renewal”). The Company also receives certain volume-based bonuses from some carriers on first-year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds.” Additionally, the Company earns revenue from its Population Health platform, including mail-order prescription revenue from SelectRx, and lead generation revenue from InsideResponse.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc. and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC, and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2021, as amended by the Form 10-K/A filed with the SEC on February 14, 2022 (the “2021 Annual Report”) and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2022, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2021. Certain reclassifications have been made to prior periods to conform with current year presentation.

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

Seasonality—Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year during the Medicare annual enrollment period (“AEP”), which runs from October through December each year, and are allowed to switch plans from an existing plan during the open enrollment period (“OEP”), which runs from January through March each year. As a result, commission revenue for our Senior segment is highest in the second quarter and to a lesser extent, the third quarter during OEP. Most policies sold during AEP are effective as of and renew annually on January 1.

Significant Accounting Policies—There have been no material changes to the Company’s significant accounting policies as described in our 2021 Annual Report.

Recent Accounting Pronouncements Not Yet Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company will continue to evaluate the impact of this guidance, which will depend on the contract assets and liabilities acquired in future business combinations.

Recent Accounting Pronouncements Adopted—In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard was effective for the Company on July 1, 2021 and did not have a material impact on the condensed consolidated financial statements and related disclosures.

Immaterial Correction of Prior Period Financial Statements—Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021, the Company discovered that the provision for first year commission revenue for certain final expense policies offered by one of its insurance carrier partners should have been accrued based on a higher lapse rate. The error in the lapse rate resulted in commission revenue being misstated by $6.1 million and $2.0 million, for the years ended June 30, 2021 and 2020, and $2.4 million for the three months ended September 30, 2021, respectively. Accounts receivable was misstated by $8.1 million and $2.0 million as of June 30, 2021 and 2020, respectively. The impact of the error on net income for the year ended June 30, 2021 was a decrease of $4.8 million. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in aggregate. However, correcting the cumulative effect of the error in the three and six months ended December 31, 2021 would have had a significant effect on the results of operations. Therefore, the Company is correcting the relevant prior period condensed consolidated financial statements and related footnotes for this error for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable (see “Part II, Item 5. Other Information” below for additional information).

The following table reflects the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated statement of comprehensive income (loss) for the three months ended September 30, 2021, which will be corrected in future filings:

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$134,651	$(2,397)	$132,254
Total revenue	159,923	(2,397)	157,526
Loss from operations	(52,164)	(2,397)	(54,561)
Loss before income tax benefit	(60,801)	(2,397)	(63,198)
Income tax benefit	(15,436)	(609)	(16,045)
Net loss	(45,365)	(1,788)	(47,153)
Net loss per share:
Basic	(0.28)	(0.01)	(0.29)
Diluted	(0.28)	(0.01)	(0.29)
Comprehensive loss	$(45,371)	$(1,788)	$(47,159)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q:

CORRECTED CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
	June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Accounts receivable	$113,375	$(8,077)	$105,298
Total current assets	493,435	(8,077)	485,358
Total assets	1,433,872	(8,077)	1,425,795
Deferred income taxes	140,988	(1,748)	139,240
Total liabilities	758,983	(1,748)	757,235
Retained earnings (accumulated deficit)	128,254	(6,329)	121,925
Total shareholders’ equity	674,889	(6,329)	668,560
Total liabilities and shareholders’ equity	$1,433,872	$(8,077)	$1,425,795

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Three Months Ended December 31, 2020			Six Months Ended December 31, 2020
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Commission revenue	$320,974	$(709)	$320,265	$427,519	$(2,104)	$425,415
Total revenue	358,274	(709)	357,565	482,443	(2,104)	480,339
Income (loss) from operations	124,154	(709)	123,445	131,428	(2,104)	129,324
Income (loss) before income tax expense (benefit)	116,956	(709)	116,247	116,689	(2,104)	114,585
Income tax expense (benefit)	26,540	(149)	26,391	25,436	(442)	24,994
Net income (loss)	90,416	(560)	89,856	91,253	(1,662)	89,591
Net income (loss) per share:
Basic	0.56	(0.01)	0.55	0.56	(0.01)	0.55
Diluted	0.55	(0.01)	0.54	0.55	(0.01)	0.54
Comprehensive income (loss)	$90,532	$(560)	$89,972	$91,112	$(1,662)	$89,450

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended December 31, 2020
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-September 30, 2020	$(1,955)	$544,974
Net income	90,416	90,416
BALANCES-December 31, 2020	88,461	634,135
Adjustments
BALANCES-September 30, 2020	(2,605)	(2,605)
Net loss	(560)	(560)
BALANCES-December 31, 2020	(3,165)	(3,165)
As Corrected
BALANCES-September 30, 2020	(4,560)	542,369
Net income	89,856	89,856
BALANCES-December 31, 2020	$85,296	$630,970

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Six Months Ended December 31, 2020
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2020	$(2,792)	$545,689
Net income	91,253	91,253
BALANCES-December 31, 2020	88,461	634,135
Adjustments
BALANCES-June 30, 2020	(1,503)	(1,503)
Net loss	(1,662)	(1,662)
BALANCES-December 31, 2020	(3,165)	(3,165)
As Corrected
BALANCES-June 30, 2020	(4,295)	544,186
Net income	89,591	89,591
BALANCES-December 31, 2020	$85,296	$630,970

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended December 31, 2020
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$91,253	$(1,662)	$89,591
Deferred income taxes	25,321	(442)	24,879
Accounts receivable	(63,355)	2,104	(61,251)
Net cash used in operating activities	$(103,148)	$—	$(103,148)

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

Lead distribution company—On February 1, 2021, the Company acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), as set forth in the Asset Purchase Agreement, dated February 1, 2021 (the “Asset Purchase Agreement”). The purchase price is comprised of $30.0 million, of which $24.0 million was paid in cash at the closing of the transaction, with an additional $6.0 million of holdback for indemnification claims, net working capital adjustments, and underperformance. Additionally, the purchase price includes an earnout of up to $3.5 million. The primary purpose of the acquisition was to secure and incorporate the exclusive publisher relationships into the lead generation business of InsideResponse. The Company recorded $0.4 million of acquisition-related costs in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income.

During calendar year 2021, the lead distribution company did not achieve the minimum earnout target as set forth in the Asset Purchase Agreement; as a result, the earnout payment, which was contingent upon continued employment of certain individuals, will not be paid. However, the remaining holdback was earned in full, as the lead distribution company did not fall below the underperformance thresholds as set forth in the Asset Purchase Agreement. The Company will accrue interest on the remaining holdback of $5.5 million, after the net working capital true-up of $0.5 million, through the 15-month anniversary of the closing date in interest expense, net in the condensed consolidated statement of comprehensive income.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the benefits of leveraging the exclusive publisher relationships in the business. This acquired goodwill is allocated to Senior (which is also the reporting unit), and is not deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

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

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, Inc., now SelectRx, a closed-door, long term care pharmacy provider, for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), as set forth in the Stock Purchase Agreement dated April 30, 2021 (the “Stock Purchase Agreement”). The aggregate purchase price of up to $24.0 million is comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The primary purpose of the acquisition was to take advantage of the Company's technology and customer base to facilitate better patient care through coordination of strategic, value-based care partnerships. The Company recorded $0.3 million of acquisition-related costs in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income. In addition, as a result of the acquisition, the Company has entered into an operating lease with the former President and Chief Executive Officer of Express Med Pharmaceuticals, now our Executive Vice President of SelectRx. Refer to Note 6 in the condensed consolidated financial statements for further details.

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. As of December 31, 2021, the Company has not accrued an earnout payment based on performance to date. The $2.5 million of holdback will be due upon the 15-month anniversary of the closing date of the acquisition.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to Senior (which is also the reporting unit), and the Company expects approximately $16.3 million to be deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

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

Simple Meds—On August 31, 2021, SelectRx acquired 100% of the outstanding equity interests of Simple Meds, a full-service pharmaceutical distributor, for an aggregate purchase price of $7.0 million (subject to customary adjustments), as set forth in the Membership Interest Purchase Agreement dated August 31, 2021. The aggregate purchase price of $7.0 million was paid in cash at the closing of the transaction. The primary purpose of the acquisition was to accelerate the expansion of the prescription drug management business by combining the operations and existing infrastructure of Simple Meds into SelectRx.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the Simple Meds business with the Company's technology and existing customer base. This acquired goodwill is allocated to Senior (which is also the reporting unit), and the Company expects approximately $5.6 million to be deductible for tax purposes after adding back acquisition costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

From the date of acquisition, August 31, 2021, through December 31, 2021, Simple Meds generated $4.0 million of pharmacy prescription revenue.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	December 31, 2021	June 30, 2021
Computer hardware	$25,268	$13,351
Machinery and equipment(1)	9,074	2,667
Leasehold improvements	19,536	18,525
Furniture and fixtures	5,229	5,004
Work in progress	5,344	7,220
Total	64,451	46,767
Less accumulated depreciation	(21,775)	(17,257)
Property and equipment—net	$42,676	$29,510
(1) Includes financing lease right-of-use assets.

Work in progress as of December 31, 2021 primarily represents computer equipment and leasehold improvements not yet put into service and not yet being depreciated. Work in progress as of June 30, 2021, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the three months ended December 31, 2021 and 2020, was $2.9 million and $2.0 million, respectively, and $5.1 million and $3.6 million for the six months ended December 31, 2021 and 2020, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	December 31, 2021	June 30, 2021
Software	$22,322	$16,530
Work in progress	3,341	3,826
Total	25,663	20,356
Less accumulated amortization	(10,654)	(7,745)
Software—net	$15,009	$12,611

Work in progress as of December 31, 2021 and June 30, 2021, represents costs incurred for software not yet put into service and are not yet being amortized. For the three months ended December 31, 2021 and 2020, the Company capitalized internal-use software and website development costs of $2.0 million and $1.6 million, respectively, and recorded amortization expense of $1.5 million and $0.8 million, respectively. For the six months ended December 31, 2021 and 2020, the Company capitalized internal-use software and website development costs of $4.5 million and $3.2 million, respectively, and recorded amortization expense of $2.9 million and $1.7 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisitions listed in the table below (refer to Note 2 to the condensed consolidated financial statements for further details). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During each of the three and six months ended December 31, 2021 and 2020, there were no such indicators.

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions listed in the table below (refer to Note 2 to the condensed consolidated financial statements for further details). The Company performs its annual goodwill impairment assessment as of April 1, or more frequently if it believes that indicators of impairment exist. During each of the three and six months ended December 31, 2021 and 2020 there were no such indicators.

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

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below (dollars in thousands, useful life in years):

	December 31, 2021				June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships	$17,492	$(4,817)	$12,675		$17,122	$(3,448)	$13,674
Trade name	2,680	(893)	1,787		2,680	(625)	2,055
Proprietary software	1,592	(601)	991		1,592	(382)	1,210
Non-compete agreements	1,292	(303)	989		1,292	(163)	1,129
Vendor relationships	23,700	(2,415)	21,285		23,700	(1,098)	22,602
Total intangible assets	$46,756	$(9,029)	$37,727	6.6	$46,386	$(5,716)	$40,670	7.1

Total indefinite-lived assets
Goodwill-Auto & Home			$5,364				$5,364
Goodwill-Senior			68,368				62,655
Total goodwill			$73,732				$68,019

For the three months ended December 31, 2021 and 2020, amortization expense related to intangible assets totaled $1.7 million and $0.8 million, respectively, and $3.3 million and $1.7 million for the six months ended December 31, 2021 and 2020, respectively.

Changes in the balance of goodwill for the six months ended December 31, 2021, are as follows (in thousands):

Balance, June 30, 2021	$68,019
Goodwill from the acquisition of Simple Meds	5,713
Balance, December 31, 2021	$73,732

As of December 31, 2021, expected amortization expense in future fiscal periods is as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2022	$268	$214	$142	$1,317	$1,415	$3,356
2023	536	339	273	2,633	2,385	6,166
2024	536	308	220	2,633	2,319	6,016
2025	447	130	220	2,633	2,316	5,746
2026	—	—	134	2,633	2,313	5,080
Thereafter	—	—	—	9,436	1,927	11,363
Total	$1,787	$991	$989	$21,285	$12,675	$37,727

6.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Wilmington, North Carolina; Des Moines, Iowa; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania (note that SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The

Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise.) The Company's operating leases have remaining lease terms of less than one year up to fourteen years.

Lease Costs—The components of lease costs were as follows periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Finance lease costs(1)	$42	$58	$84	$125
Operating lease costs(2)	2,048	1,952	4,058	3,879
Short-term lease costs	15	58	28	125
Variable lease costs(3)	256	449	469	714
Sublease income	(128)	(170)	(465)	(235)
Total net lease costs	$2,233	$2,347	$4,174	$4,608
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

Maturities of Lease Liabilities—As of December 31, 2021, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2022	4,552	97	4,649
2023	8,861	27	8,888
2024	9,237	—	9,237
2025	9,254	—	9,254
2026	7,040	—	7,040
2027	5,666	—	5,666
Thereafter	12,884	—	12,884
Total undiscounted lease payments	57,494	124	57,618
Less: interest	15,292	2	15,294
Present value of lease liabilities	$42,202	$122	$42,324

As of December 31, 2021, the Company had $3.5 million of undiscounted future payments for operating leases expected to commence between the third quarter of fiscal 2022 and the first quarter of fiscal 2023, with lease terms ranging from seven to ten years. These amounts are excluded from the tables above and not yet recognized in the condensed consolidated balance sheets.

7.DEBT

Debt consisted of the following:

(in thousands)	December 31, 2021	June 30, 2021
Term Loans	$471,912	$471,912
DDTL Facility	245,000	—
Unamortized debt issuance costs	(3,469)	(4,081)
Unamortized debt discount	(5,924)	(6,428)
Total debt	707,519	461,403
Less current portion of long-term debt:	(7,169)	(2,360)
Long-term debt	$700,350	$459,043

On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement. On February 24, 2021, November 2, 2021, and December 23, 2021, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, and “Third Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. After giving effect to the amendments, in aggregate, as of December 31, 2021, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $135.0 million under the Revolving Credit Facility (2) Term Loans in an aggregate principal amount of $656.0 million, of which $471.9 million is outstanding as of December 31, 2021, and (3) a $345.0 million DDTL Facility, of which the Company borrowed $245.0 million on December 22, 2021. As of February 7, 2022, the available borrowing capacities under the Revolving Credit Facility and DDTL Facility were $135.0 million and $100.0 million, respectively.

In accordance with ASC 470-50-40 “Debt Modification and Extinguishments,” the Second and Third Amendments were accounted for as debt modifications, and the $3.0 million original issue discount paid to the two lenders of the DDTL Facility was capitalized and is being amortized on a straight-line basis over the remaining life of the agreement through interest expense. Additionally, the Company paid $1.2 million in costs as part of the transaction that were included in general and administrative expense in the condensed consolidated statements of comprehensive income. As a result of the Third Amendment, the Company incurred $0.3 million of costs related to the new commitments, which costs were capitalized and are being amortized on a straight-line basis over the remaining life of the agreement through interest expense.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option, and the Company pays an unused commitment fee of 0.15% in respect of the unutilized commitments under the Revolving Credit Facility. The Term Loans and any loans under the DDTL Facility bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) LIBOR (subject to a floor of 0.75%) plus 5.00% or (b) a base rate plus 4.00%, at the Company’s option, and the Company pays a ticking fee based on the average daily balance of the unused amount of the aggregate DDTL Facility commitments during the preceding fiscal quarter, multiplied by 1% per annum. The Senior Secured Credit Facility has a maturity date of November 5, 2024, with the Term Loans being mandatorily repayable beginning March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loans, with the remaining balance payable on the maturity date. The DDTL Facility is also mandatorily repayable beginning March 31, 2022, in equal quarterly installments equal to 0.25% of all DDTL facility loans that have been outstanding for a full fiscal quarter prior to each such repayment date, with the remaining balance payable on the maturity date. The remaining $100.0 million of the DDTL Facility may be drawn from time to time, subject to certain conditions, until January 15, 2023.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and a financial covenant requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio. As of December 31, 2021, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by certain of the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $27.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $22.9 million was capitalized and is being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility. Total amortization was $2.1 million and $0.8 million for the three months ended December 31, 2021 and 2020, respectively, and $3.0 million and $1.6 million for the six months ended December 31, 2021 and 2020, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.
The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. As of December 31, 2021, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 5.00% plus 1.03% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable, and it uses standard calculations and models that use readily observable market data as their basis. As of December 31, 2021, the Company estimates that $0.6 million will be reclassified into interest expense during the next twelve months.

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

On August 17, 2021, a putative securities class action lawsuit was filed against the Company and two of its executive officers in the U.S. District Court for the Southern District of New York. The complaint, captioned Hartel v. SelectQuote, Inc., et al., Case No. 1:21-cv-06903, asserts securities fraud claims on behalf of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company’s common stock between February 8, 2021 and May 11, 2021 (the “Hartel Relevant Period”). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the Hartel Relevant Period. The plaintiffs seek unspecified damages and reimbursement of attorneys’ fees and certain other costs.

On October 7, 2021, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, two of its executive officers, and six current or former members of the Company’s Board of Directors, along with the underwriters of the Company’s initial public offering of common stock (the “Offering”). The complaint, captioned West Palm Beach Police Pension Fund v. SelectQuote, Inc., et al., Case No. 1:21-cv-08279, asserts claims for securities law violations on behalf of a putative class of plaintiffs who purchased shares of the Company’s common stock (i) in or traceable to the Offering or (ii) between May 20, 2020 and August 25, 2021 (the “WPB Relevant Period”). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s financial well-being and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the WPB Relevant

Period. The complaint also alleges the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by making misstatements and omissions of material facts in connection with the Offering, allegedly causing a decline in the value of the Company’s common stock. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs.

The Company believes the allegations in the complaints are without merit and intends to defend the cases vigorously. Accordingly, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition or liquidity. However, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss is probable and, therefore, has not accrued a liability related to these matters.

9.SHAREHOLDERS' EQUITY

Common Stock—As of December 31, 2021, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan (“ESPP”)	1,253,575
Stock awards outstanding under 2020 Plan	3,603,818
Stock awards available for grant under 2020 Plan	10,721,627
Options outstanding under 2003 Plan	1,717,264
Total	17,296,284

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the “2003 Stock Plan”) and the 2020 Omnibus Incentive Plan (the “2020 Stock Plan” and, collectively with the 2003 Stock Plan, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The 2020 Stock Plan provides for the grant of incentive stock options (“ISO's”), nonstatutory stock options (“NSO's”), stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU's”), performance-based restricted stock units (“PSU's”), and other forms of equity compensation (collectively, “stock awards”). All awards (other than ISOs, which may be granted only to current employees of the Company) may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates.

The number of shares of common stock available for issuance as of December 31, 2021, pursuant to future awards under the Company's 2020 Stock Plan is 10,721,627. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in general and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Share-based compensation related to:
Equity classified stock options	$884	$455	$1,624	$818
Equity classified RSU's	1,127	545	2,080	960
Equity classified PSU's	(305)	194	87	322
Total	$1,706	$1,194	$3,791	$2,100

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

The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company's common stock price over the expected term (“volatility”), the number of options that will ultimately not complete their vesting requirements (“assumed forfeitures”), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term (“risk-free interest rate”), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments (“dividend yield”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the condensed consolidated statements of comprehensive income.

The Company used the following weighted-average assumptions for the stock options granted during the periods presented below:

	Six Months Ended December 31,
	2021	2020
Volatility	30.2%	25.0%
Risk-free interest rate	0.9%	0.4%
Dividend yield	—%	—%
Assumed forfeitures	—%	—%
Expected term (in years)	6.25	6.24
Weighted-average fair value (per share)	$5.52	$4.86

The following table summarizes stock option activity under the Stock Plans for the six months ended December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2021	3,398,513	$8.60
Options granted	1,254,089	17.61
Options exercised	(339,670)	3.81
Options forfeited/expired/cancelled	(34,068)	17.12
Outstanding—December 31, 2021	4,278,864	$11.54	6.78	$13,904
Vested and exercisable—December 31, 2021	2,009,390	$3.89	4.16	$13,759

As of December 31, 2021, there was $10.2 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.10 years.

The Company received cash of $0.1 million and $0.1 million in connection with stock options exercised during the three months ended December 31, 2021 and 2020, respectively, and $2.3 million and $0.4 million in connection with stock options exercised, net of cashless exercises, during the six months ended December 31, 2021 and 2020, respectively.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2021:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021	356,285	$19.12
Granted	453,679	16.78
Vested	(82,689)	19.61
Cancelled	(14,058)	17.84
Unvested as of December 31, 2021	713,217	$17.61

As of December 31, 2021, there was $10.7 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.96 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2021:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021(1)	132,921	$17.97
Granted(1)	196,080	17.80
Vested	—	—
Performance adjustment(2)	(164,500)
Cancelled	—	—
Unvested as of December 31, 2021	164,501	$17.87
(1) Reflects PSU’s at 100% achievement of predefined financial performance targets. If performance metrics are met, PSU’s will vest, at the end of a three-year performance period. The number of shares that could be earned for the fiscal year 2021 tranche will range from 0% to 150% of the target, and the number of shares that could be earned for the fiscal year 2022 tranche will range from 0% to 200% of the target.
(2) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

As of December 31, 2021, there was $2.1 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.31 years.

ESPP—The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares of its common stock through accumulated payroll deductions at 95% of the fair market value on the exercise date, but no less than the lesser of 85% of the fair market value of a share of common stock on the date the offering period commences or 85% of the fair market value of the common stock on the exercise date. For the six months ended December 31, 2021, the Company issued 89,985 shares to its employees and as of December 31, 2021, there are 1,253,575 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense of $0.2 million and $0.1 million with respect to the ESPP for the three months ended December 31, 2021 and 2020, respectively, and recorded share-based compensation expense of $0.3 million and $0.1 million with respect to the ESPP for the six months ended December 31, 2021 and 2020, respectively.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Senior:
Commission revenue:
Medicare advantage	$99,262	$263,975	$179,345	$312,705
Medicare supplement	2,332	12,743	3,936	20,735
Prescription drug plan	732	1,102	1,001	1,717
Dental, vision, and health	4,920	5,647	8,136	8,370
Other commission revenue	1,954	743	2,854	1,203
Total commission revenue	109,200	284,210	195,272	344,730
Production bonus and other revenue	48,767	31,300	69,015	43,979
Total Senior revenue	157,967	315,510	264,287	388,709
Life:
Commission revenue:
Term	16,126	20,028	32,372	39,772
Final expense	10,886	9,816	35,473	26,274
Total commission revenue	27,012	29,844	67,845	66,046
Production bonus and other revenue	5,768	5,822	12,366	11,048
Total Life revenue	32,780	35,666	80,211	77,094
Auto & Home:
Total commission revenue	5,657	6,491	12,649	15,104
Production bonus and other revenue	478	750	955	1,675
Total Auto & Home revenue	6,135	7,241	13,604	16,779
Eliminations:
Total commission revenue	(1,168)	(280)	(2,810)	(465)
Production bonus and other revenue	(733)	(572)	(2,784)	(1,778)
Total Elimination revenue	(1,901)	(852)	(5,594)	(2,243)
Total commission revenue	140,701	320,265	272,956	425,415
Total production bonus and other revenue	54,280	37,300	79,552	54,924
Total revenue	$194,981	$357,565	$352,508	$480,339

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the condensed consolidated balance sheets. During the six months ended December 31, 2020, there was no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, as shown on the balance sheet. A roll forward of commissions receivable (current and long term) is shown below for the six months ended December 31, 2021:

(in thousands)
Balance as of June 30, 2021	$845,897
Commission revenue from revenue recognized	212,976
Net commission revenue adjustment from change in estimate	(149,174)
Amounts recognized as accounts receivable	(23,894)
Balance as of December 31, 2021	$885,805

The $149.2 million adjustment from change in estimate includes adjustments from the Company’s reassessment of each of its cohorts’ transaction prices. $145.0 million of the total adjustment is due to the increase in actual lapse rates for Senior MA policies during calendar year 2021 and overall lower persistency from early data received for the January 2022 renewals. Therefore, it was determined that a downward adjustment to Senior MA revenue was probable, and commission revenue was reduced during the three months ended December 31, 2021. Approximately 62%, 28%, and 8% of the adjustment from the change in estimate were from approved policies sold in fiscal years 2021, 2020, and 2019, respectively.

Production Bonuses and Other—During the six months ended December 31, 2021, the Company received advance payments of marketing development funds, which will be amortized over the course of the appropriate fiscal year based on policies sold. As of December 31, 2021, there was an unamortized balance remaining of $2.3 million of fiscal year 2022 marketing development funds recorded in other current liabilities in the condensed consolidated balance sheet.

11.INCOME TAXES

For the three months ended December 31, 2021 and 2020, we recognized income tax benefit of $46.5 million and income tax expense of $26.4 million, respectively, representing effective tax rates of 25.4% and 22.7%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2021, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2020, were primarily related to state income taxes, partially offset by state tax credits such as the Kansas High Performance Incentive Program (“HPIP”) and discrete items for the period related to the exercise of non-qualified stock options.

For the six months ended December 31, 2021 and 2020, we recognized income tax benefit of $62.6 million and income tax expense of $25.0 million, respectively, representing effective tax rates of 25.4% and 21.8%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2021, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2020, were primarily related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of December 31, 2021, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the difference in the timing of revenue recognition for financial statement and tax purposes. For financial statement purposes, revenue is recognized when a policy is sold, while revenue recognition for tax purposes occurs when future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of December 31, 2021, and will continue to evaluate in the future as circumstances may change.

12.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC Topic 260, “Earnings per Share”. Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Basic:
Numerator:
Net income (loss)	$(137,008)	$89,856	$(184,161)	$89,591
Net income (loss) attributable to common shareholders	(137,008)	89,856	(184,161)	89,591
Denominator:
Weighted-average common stock outstanding	163,966	162,645	163,829	162,546
Net income (loss) per share—basic:	$(0.84)	$0.55	$(1.12)	$0.55
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$(137,008)	$89,856	$(184,161)	$89,591
Net income (loss) attributable to common and common equivalent shareholders	(137,008)	89,856	(184,161)	89,591
Denominator:
Weighted-average common stock outstanding	163,966	162,645	163,829	162,546
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	2,918	—	2,831
Total common and common equivalent shares outstanding	163,966	165,563	163,829	165,377
Net income (loss) per share—diluted:	$(0.84)	$0.54	$(1.12)	$0.54
(1) Excluded from the computation of net income (loss) per share-diluted for the three and six months ended December 31, 2021, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	5,133	—	4,908	—
Shares subject to outstanding PSU's(1)	165	—	247	—
Total	5,298	—	5,155	—
(1) The weighted-average number of shares excluded from the computation of net income (loss) per share-diluted because the performance conditions associated with these awards were not met.

13.SEGMENT INFORMATION

The Company’s reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home. Senior primarily sells senior Medicare-related health insurance products and also includes Population Health and InsideResponse. Life primarily sells term life and final expense products, and Auto & Home primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

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

The following table presents information about the reportable segments for the three months ended December 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$157,967	$32,780	$6,135	$(1,901)		$194,981
Operating expenses	(306,602)	(30,930)	(4,700)	(15,979)	(1)	(358,211)
Other expenses, net	—	—	—	(51)		(51)
Adjusted EBITDA	$(148,635)	$1,850	$1,435	$(17,931)		(163,281)
Share-based compensation expense						(1,894)
Non-recurring expenses (2)						(1,602)
Depreciation and amortization						(6,175)
Loss on disposal of property, equipment, and software						(5)
Interest expense, net						(10,587)
Income tax benefit						46,536
Net loss						$(137,008)
(1) Operating expenses in the Corp & Elims division primarily include $11.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $4.3 million in professional services fees.

(2) These expenses primarily consist of debt issuance costs incurred for the Second Amendment.

The following table presents information about the reportable segments for the three months ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$315,510	$35,666	$7,241	$(852)		$357,565
Operating expenses	(180,955)	(29,961)	(5,091)	(12,746)	(1)	(228,753)
Other expenses, net	—	—	—	(21)		(21)
Adjusted EBITDA	$134,555	$5,705	$2,150	$(13,619)		128,791
Share-based compensation expense						(1,336)
Non-recurring expenses (2)						(362)
Fair value adjustments to contingent earnout obligations						(395)
Depreciation and amortization						(3,590)
Loss on disposal of property, equipment, and software						(79)
Interest expense, net						(6,782)
Income tax expense						(26,391)
Net income						$89,856
(1) Operating expenses in the Corp & Elims division primarily include $8.4 million in salaries and benefits for certain general, administrative, and IT related departments and $3.3 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to a former executive and expenses related to business continuity in response to the COVID-19 pandemic.

The following table presents information about the reportable segments for the six months ended December 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$264,287	$80,211	$13,604	$(5,594)		$352,508
Operating expenses	(445,893)	(76,058)	(10,796)	(29,330)	(1)	(562,077)
Other expenses, net	—	—	—	(153)		(153)
Adjusted EBITDA	$(181,606)	$4,153	$2,808	$(35,077)		(209,722)
Share-based compensation expense						(4,109)
Non-recurring expenses (2)						(2,155)
Depreciation and amortization						(11,278)
Loss on disposal of property, equipment, and software						(355)
Interest expense, net						(19,122)
Income tax benefit						62,580
Net loss						$(184,161)
(1) Operating expenses in the Corp & Elims division primarily include $21.6 million in salaries and benefits for certain general, administrative, and IT related departments, and $9.0 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the Second Amendment and costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

The following table presents information about the reportable segments for the six months ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$388,709	$77,094	$16,779	$(2,243)		$480,339
Operating expenses	(245,252)	(62,307)	(11,012)	(22,264)	(1)	(340,835)
Other expenses, net	—	—	—	(43)		(43)
Adjusted EBITDA	$143,457	$14,787	$5,767	$(24,550)		139,461
Share-based compensation expense						(2,259)
Non-recurring expenses (2)						(822)
Fair value adjustments to contingent earnout obligations						(1,153)
Depreciation and amortization						(6,937)
Loss on disposal of property, equipment, and software						(162)
Interest expense, net						(13,543)
Income tax expense						(24,994)
Net income						$89,591
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended December 31, 2021, three insurance carrier customers from Senior accounted for 24%, 15%, and 11% of total revenue, respectively. For the three months ended December 31, 2020, three insurance carrier customers from Senior, accounted for 30%, 22%, and 18% of total revenue, respectively. For the six months ended December 31, 2021, three insurance carrier customers from Senior, accounted for 21%, 14%, and 13% of total revenue, respectively. For the six months ended December 31, 2020, three insurance carrier customers from Senior, accounted for 27%, 20%, and 15% of total revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” in our 2021 Annual Report. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our 2021 Annual Report.

Correction of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021, the Company determined that first year provision for certain final expense policies offered by one of its insurance carrier partners should have been accrued based on a higher lapse rate. See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information related to the correction, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have corrected certain previously reported financial information for the three and six months ended December 31, 2020, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Business. We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability. Recently through acquisitions, we've begun expanding into lead generation sales, closed-door, long-term care prescription pharmacies, and overall health services through our Population Health platform.

We evaluate our business using the following three segments:

Senior, our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 20 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, Wellcare, and Humana. MA and MS plans accounted for 84% of our approved Senior policies for each of the three months ended December 31, 2021 and 2020, and 82% and 81% for the six months ended December 31, 2021 and 2020, respectively, with other ancillary type policies accounting for the remainder. Additionally, InsideResponse and Population Health (which includes SelectRx) are included in Senior for segment reporting purposes.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.0 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 42% and 62% of new premium within Life for the three months ended December 31, 2021 and 2020, respectively, with final expense policies accounting for 58% and 38% for the three months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021 and 2020, term life policies accounted for 36% and 55% of new premium within Life, respectively, with final expense policies accounting for 64% and 45%, respectively.

Auto & Home was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 76% and 78% of new premium within Auto & Home for the three months ended December 31, 2021 and 2020, respectively, and 76% and 79% for the six months ended December 31, 2021 and 2020, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

The three and six months ended December 31 referenced throughout the commentary below refers to the second quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2022 and 2021. Note that certain reclassifications have been made to prior periods to conform with current year presentation.

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to estimate and recognize commission revenue, evaluate our business performance and facilitate our operations. In Senior, our primary product, Medicare Advantage, pays us flat commission rates based on the number of policies we sell on behalf of our insurance carrier partners. Therefore, we have determined that units and unit metrics are the most appropriate measures to evaluate the performance of Senior. In Life and Auto & Home, we are typically paid a commission that is a percent of the premium that we generate for our insurance carrier partners. Therefore, we have determined that premium-based metrics are the most relevant measures to evaluate the performance of these segments. Below are the most relevant business and operating metrics for each segment:

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier.

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Medicare Advantage	340,317	246,548	436,106	294,539
Medicare Supplement	3,117	13,273	4,929	20,549
Dental, Vision, and Hearing	53,432	43,020	82,036	63,062
Prescription Drug Plan	4,241	6,250	5,114	8,675
Other	2,967	3,939	6,529	5,822
Total	404,074	313,030	534,714	392,647

Total submitted policies increased by 29% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The increase was driven primarily by a 38% increase in MA submitted policies and a 24% increase in DVH submitted policies, partially offset by a 77% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily driven by an increase in the number of agents we employ, offset by a significant decrease in productivity per agent. Agent productivity was down partly due to an increase in the mix of flex agents, who are less productive, as well as a reduction in overall close rates across all agent types and marketing channels. During the three months ended December 31, 2021, we increased the number of average productive agents by approximately 140%; however, average agent productivity decreased 45% from the three months ended December 31, 2020.

Total submitted policies increased by 36% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. The increase was driven primarily by a 48% increase in MA submitted policies and a 30% increase in DVH submitted policies, partially offset by a 76% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily driven by an increase in the number of agents we employ, offset by a significant decrease in productivity per agent. The increase in agent productivity we experienced in the first quarter of the year was more than offset by the reduction in agent productivity discussed above. During the six months ended December 31, 2021, we increased the number of average productive agents by approximately 115%; however, average agent productivity decreased 35% from the six months ended December 31, 2020.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Medicare Advantage	265,538	208,714	349,654	251,187
Medicare Supplement	2,097	10,451	3,495	16,776
Dental, Vision and Hearing	44,542	33,614	66,765	49,853
Prescription Drug Plan	3,352	4,815	4,220	7,447
Other	2,483	3,256	5,363	5,080
Total	318,012	260,850	429,497	330,343

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies increased by 22% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The increase was driven primarily by a 27% increase in MA approved policies and a 33% increase in DVH approved policies, partially offset by an 80% decrease in MS approved policies. Total approved policies increased by 30% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. The increase was driven primarily by a 39% increase in MA approved policies and a 34% increase in DVH approved policies, partially offset by a 79% decrease in MS approved policies. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, this year we experienced an 8% and 6% decrease in MA submitted-to-approved conversion rates for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, respectively, driven by higher consumer switching behavior during AEP. This resulted in MA approved policies growing at a slower rate than MA submitted policies.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Medicare Advantage	$922	$1,268	$936	$1,251
Medicare Supplement	1,347	1,233	1,384	1,248
Dental, Vision and Hearing	112	138	125	148
Prescription Drug Plan	218	232	237	235
Other	9	127	64	130

The LTV per MA approved policy decreased 27% while the LTV per MS approved policy increased 9% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The MA LTV was negatively impacted by lower MA persistency rates, increase in constraint, the switch to policy level persistency, carrier mix, and higher provision for first year and renewal year lapse rates, somewhat offset by higher commission rates. The MS LTV was positively impacted by carrier mix and an improvement in first year lapse rates.

The LTV per MA approved policy decreased 25% while the LTV per MS approved policy increased 11% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. The MA LTV was negatively impacted by lower MA persistency rates, increase in constraint, the switch to policy level persistency, carrier mix, and higher provision for first year and renewal year lapse rates, somewhat offset by higher commission rates. The MS LTV was positively impacted by carrier mix and an improvement in first year lapse rates.

Per Unit Economics

Per unit economics represents total MA and MS commissions, other product commissions, other revenues, and costs associated with Senior, each shown per number of approved MA and MS approved policies over a given time period. Management assesses the business on a per-unit basis to help ensure that the revenue opportunity associated with a successful policy sale is attractive relative to the marketing acquisition cost. Because not all acquired leads result in a successful policy sale, all per-policy metrics are based on approved policies, which is the measure that triggers revenue recognition.

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, marketing development funds, lead sales revenue from InsideResponse, revenue generated through the Population Health platform, and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represents all of the operating expenses within Senior. The Revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads. These costs are included in marketing and advertising expense within the total operating expenses per MA/MS policy.

The following table shows per unit economics for the periods presented. Based on the seasonality of Senior and the fluctuations between quarters, we believe that the most relevant view of per unit economics is on a rolling 12-month basis. All per MA/MS policy metrics below are based on the sum of approved MA/MS policies, as both products have similar commission profiles. These metrics are the basis on which management assesses the business.

	Twelve Months Ended December 31,
(dollars per approved policy):	2021	2020
Medicare Advantage and Medicare Supplement approved policies	574,682	394,032
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$1,067	$1,276
Other commission per MA/MS policy	33	39
Other per MA/MS policy	(49)	168
Total revenue per MA/MS policy	1,051	1,483
Total operating expenses per MA/MS policy	(1,193)	(916)
Adjusted EBITDA per MA/MS policy (1)	$(142)	$567
Adjusted EBITDA Margin per MA/MS policy (1)	(14)%	38%
Revenue/CAC multiple	1.9X	3.2X
(1) These financial metrics are not calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of these non-GAAP financial measures and a reconciliation of such measures to their nearest comparable financial measures calculated and presented in accordance with GAAP.

Total revenue per policy decreased 29% for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020. Approximately 60% of the decrease was due to the $145.0 million adjustment from a change in estimate of primarily Senior MA cohort transaction prices, discussed further below in “Key Components of our Results of Operations.” Approximately 30% of the decrease was due to the lower LTV of MA policies, and the remainder was due to a decrease in overall MS revenue somewhat offset by higher marketing development funds received per approved MA/MS policy and the addition of revenue from SelectRx. Total cost per policy increased 30% for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020, due to an increase in our marketing and advertising expense driven by lower close rates during AEP, higher fulfillment costs associated with scaling Population Health and SelectRx, as well as higher sales expenses driven by a reduction in agent productivity.

Life

Life premium represents the total premium value for all policies that were approved by the relevant insurance carrier partner and for which the policy document was sent to the policyholder and payment information was received by the relevant insurance carrier partner during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Life.

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2021	2020	2021	2020
Term Premiums	$15,548	$18,888	$31,057	$37,742
Final Expense Premiums	21,134	11,631	55,186	31,450
Total	$36,682	$30,519	$86,243	$69,192

Total term premiums decreased 18% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. The number of policies sold declined 24%, which was somewhat offset by a 8% increase in the average premium per policy sold. Final expense premiums increased 82% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, due to a significant increase in the number of agents selling final expense policies.

Total term premiums decreased 18% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020. The number of policies sold declined 27%, which was somewhat offset by a 12% increase in the average premium per policy sold. Final expense premiums increased 75% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, due to a significant increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2021	2020	2021	2020
Premiums	$10,585	$13,255	$23,843	$30,155

Total premiums decreased 20% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, primarily due to our strategy to reduce the growth in Auto & Home.

Total premiums decreased 21% for the six months ended December 31, 2021, compared to the six months ended December 31, 2020, primarily due to our strategy to reduce the growth in Auto & Home.

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

Adjusted EBITDA. We define Adjusted EBITDA as income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, and certain add-backs for non-cash or non-recurring expenses, including restructuring and share-based compensation expenses. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. These limitations include the fact that Adjusted EBITDA excludes interest expense, depreciation and amortization expense, share-based compensation expense, income tax expense (benefit), and other non-recurring expenses that are one-time in nature. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile Adjusted EBITDA and net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended December 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(137,008)
Share-based compensation expense					1,894
Non-recurring expenses (1)					1,602
Depreciation and amortization					6,175
Loss on disposal of property, equipment, and software					5
Interest expense, net					10,587
Income tax benefit					(46,536)
Adjusted EBITDA	$(148,635)	$1,850	$1,435	$(17,931)	$(163,281)
(1) These expenses primarily consist of debt issuance costs incurred for the Second Amendment.

Three Months Ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$89,856
Share-based compensation expense					1,336
Non-recurring expenses (1)					362
Fair value adjustments to contingent earnout obligations					395
Depreciation and amortization					3,590
Loss on disposal of property, equipment, and software					79
Interest expense, net					6,782
Income tax expense					26,391
Adjusted EBITDA	$134,555	$5,705	$2,150	$(13,619)	$128,791
(1) These expenses primarily consist of non-recurring compensation to a former executive and expenses related to business continuity in response to the COVID-19 pandemic.

Six months ended December 31, 2021

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(184,161)
Share-based compensation expense					4,109
Non-recurring expenses (1)					2,155
Depreciation and amortization					11,278
Loss on disposal of property, equipment, and software					355
Interest expense, net					19,122
Income tax benefit					(62,580)
Adjusted EBITDA	$(181,606)	$4,153	$2,808	$(35,077)	$(209,722)
(1) These expenses primarily consist of costs incurred for the Second Amendment and costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Six Months Ended December 31, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$89,591
Share-based compensation expense					2,259
Non-recurring expenses (1)					822
Fair value adjustments to contingent earnout obligations					1,153
Depreciation and amortization					6,937
Loss on disposal of property, equipment, and software					162
Interest expense, net					13,543
Income tax expense					24,994
Adjusted EBITDA	$143,457	$14,787	$5,767	$(24,550)	$139,461
(1) These expenses primarily consist of non-recurring compensation to a former executive, non-restructuring severance expenses, costs related to our IPO, and expenses related to business continuity in response to the COVID-19 pandemic.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2021		2020		2021		2020
Revenue
Commission	$140,701	72%	$320,265	90%	$272,956	77%	$425,415	89%
Production bonus and other	54,280	28%	37,300	10%	79,552	23%	54,924	11%
Total revenue	194,981	100%	357,565	100%	352,508	100%	480,339	100%
Operating costs and expenses
Cost of revenue	148,108	76%	84,121	24%	240,273	68%	135,166	28%
Marketing and advertising	193,246	99%	132,206	37%	283,923	81%	182,006	38%
General and administrative	20,147	10%	13,043	4%	43,539	12%	25,245	5%
Technical development	6,386	3%	4,750	1%	12,239	3%	8,598	2%
Total operating costs and expenses	367,887	188%	234,120	66%	579,974	164%	351,015	73%
Income (loss) from operations	(172,906)	(89)%	123,445	35%	(227,466)	(65)%	129,324	27%
Interest expense, net	(10,587)	(5)%	(6,782)	(2)%	(19,122)	(5)%	(13,543)	(3)%
Other expense, net	(51)	—%	(416)	—%	(153)	—%	(1,196)	—%
Loss before income tax benefit	(183,544)	(94)%	116,247	33%	(246,741)	(70)%	114,585	24%
Income tax benefit	(46,536)	(24)%	26,391	7%	(62,580)	(18)%	24,994	5%
Net income (loss)	$(137,008)	(70)%	$89,856	26%	$(184,161)	(52)%	$89,591	19%

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

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Commission	$140,701	$320,265	(56)%	$272,956	$425,415	(36)%
Production bonus and other	54,280	37,300	46%	79,552	54,924	45%
Total revenue	$194,981	$357,565	(45)%	$352,508	$480,339	(27)%

Three Months Ended December 31, 2021 and 2020–Commission revenue decreased $179.6 million, or 56%, for the three months ended December 31, 2021, and included decreases of commission revenues in Senior, Life, and Auto & Home of $175.0 million, $2.8 million, and $0.8 million, respectively. For Senior, despite a 22% increase in approved policies, the reduction in revenue was driven by a $145.0 million downward adjustment from a change in estimate of Senior MA cohort transaction prices, in addition to a 27% reduction in LTV’s of approved MA policies, as a result of lower persistency assumptions. Based on an increase in actual lapse rates for Senior MA policies during calendar year 2021 and overall lower persistency from early data received for the January 2022 renewals, it was determined that a downward adjustment to Senior MA revenue was probable, and commission revenue was reduced during the three months ended December 31, 2021. Approximately 62%, 28%, and 8% of the adjustment from the change in estimate were from approved policies sold in fiscal years 2021, 2020, and 2019, respectively. Life’s revenue decline was primarily driven by a $3.9 million decrease in term life revenue, partially offset by a $1.1 million increase in final expense revenue. The revenue decline for Auto & Home was driven by our strategy to reduce the growth in that division. The $17.0 million increase in production bonus and other revenue was primarily driven by $8.7 million of new pharmacy prescription revenue from SelectRx and a $12.6 million increase in marketing development funds received for Senior, partially offset by a reduction of $6.3 million in external lead generation revenue from InsideResponse, as more of their leads were consumed within the Senior division than in the prior year.

Six Months Ended December 31, 2021 and 2020–Commission revenue decreased $152.5 million, or 36%, for the six months ended December 31, 2021, which included decreases of commission revenues in Senior and Auto & Home of $149.5 million and $2.5 million, respectively, offset by an increase in Life commission revenue of $1.8 million. For Senior, the revenue decline was primarily driven by the $145.0 million adjustment on commissions revenue noted above and a 25% reduction in LTV’s of approved MA policies. The revenue decline for Auto & Home was driven by our strategy to reduce the growth in that division. Life’s revenue growth was driven by $9.2 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies, partially offset by a decrease in term life revenue of $7.4 million. The $24.6 million increase in production bonus and other revenue was primarily driven by $13.2 million of new pharmacy prescription revenue from SelectRx and a $15.7 million increase in marketing development funds received for Senior, partially offset by a reduction of $8.6 million in external lead generation revenue from InsideResponse, as more of their leads were consumed within Senior than in the prior year.

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

The following table presents our cost of revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Cost of revenue	$148,108	$84,121	76%	$240,273	$135,166	78%

Three Months Ended December 31, 2021 and 2020–Cost of revenue increased $64.0 million, or 76%, for the three months ended December 31, 2021, primarily due to a $45.8 million increase in compensation costs driven by the growth in the number of agents within Senior and, to a lesser extent, Life, to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $6.1 million for facilities, telecommunications, and software maintenance costs, and $3.8 million for licensing costs. Additionally, there was $6.7 million of new medication costs in cost of revenue for SelectRx.

Six Months Ended December 31, 2021 and 2020–Cost of revenue increased $105.1 million, or 78%, for the six months ended December 31, 2021, primarily due to a $75.1 million increase in compensation costs driven by the growth in the number of agents within Senior and, to a lesser extent, Life, to support the sale of final expense policies. The increase in headcount also drove increases in the allocations of $10.3 million for facilities, telecommunications, and software maintenance costs, and $7.1 million for licensing costs. Additionally, there was $10.2 million of new medication costs in cost of revenue for SelectRx.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Marketing and advertising	$193,246	$132,206	46%	$283,923	$182,006	56%

Three Months Ended December 31, 2021 and 2020–Marketing and advertising expenses increased $61.0 million, or 46%, for the three months ended December 31, 2021, primarily due to a $56.3 million increase in Senior’s marketing and advertising costs associated with generating more leads for our larger agent base to consume during AEP and lower overall close rates which impacted our marketing efficiency. Marketing and advertising costs also increased $1.5 million in Life driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $3.3 million as we increased the number of people supporting our marketing organization to produce more leads to grow the business.

Six Months Ended December 31, 2021 and 2020–Marketing and advertising expenses increased $101.9 million, or 56%, for the six months ended December 31, 2021, primarily due to a $84.0 million increase in Senior’s marketing and advertising costs associated with generating more leads for our larger agent base to consume during

AEP and lower overall close rates which impacted our marketing efficiency. Life’s marketing and advertising costs also increased $12.9 million, driven by an increase in leads specifically for our final expense policies. Additionally, compensation costs related to our marketing personnel increased $6.3 million as we increased the number of people supporting our marketing organization to produce more leads to grow the business.

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

The following table presents our general and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
General and administrative	$20,147	$13,043	54%	$43,539	$25,245	72%

Three Months Ended December 31, 2021 and 2020–General and administrative expenses increased $7.1 million, or 54%, for the three months ended December 31, 2021, primarily due to $3.3 million in higher compensation costs due to additional headcount to support the growth in the business, $1.4 million in corporate development costs primarily related to the Second Amendment, and $1.4 million higher depreciation and amortization expense.

Six Months Ended December 31, 2021 and 2020–General and administrative expenses increased $18.3 million, or 72%, for the six months ended December 31, 2021, primarily due to $10.4 million in higher compensation costs due to additional headcount to support the growth in the business, $1.8 million in corporate development costs primarily related to the Second Amendment and recent acquisitions, $2.5 million in higher professional fees, and $2.5 million higher depreciation and amortization expense.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Technical development	$6,386	$4,750	34%	$12,239	$8,598	42%

Three Months Ended December 31, 2021 and 2020–Technical development expenses increased $1.6 million, or 34%, for the three months ended December 31, 2021, primarily due to a $0.7 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount. The increase in headcount also drove increases in the allocations of $0.4 million for facilities, telecommunications, and software maintenance costs.

Six Months Ended December 31, 2021 and 2020–Technical development expenses increased $3.6 million, or 42%, for the six months ended December 31, 2021, primarily due to a $2.2 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount. The increase in headcount also drove increases in the allocations of $0.8 million for facilities, telecommunications, and software maintenance costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Interest expense, net	$(10,587)	$(6,782)	56%	$(19,122)	$(13,543)	41%

Three Months Ended December 31, 2021 and 2020–Interest expense increased $3.8 million, or 56%, as a result of the increase in our outstanding balance on the Term Loans, amortization of additional deferred financing costs associated with the amendments to the credit agreement, and the ticking fee interest assessed on the DDTL Facility.

Six Months Ended December 31, 2021 and 2020–Interest expense increased $5.6 million, or 41%, as a result of the increase in our outstanding balance on the Term Loans, amortization of additional deferred financing costs associated with the amendments to the credit agreement, and the ticking fee interest assessed on the DDTL Facility.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Income tax expense (benefit)	$(46,536)	$26,391	(276)%	$(62,580)	$24,994	(350)%
Effective tax rate	25.4%	22.7%		25.4%	21.8%

Three Months Ended December 31, 2021 and 2020–For the three months ended December 31, 2021 and 2020, we recognized income tax benefit of $46.5 million and income tax expense of $26.4 million, respectively, representing effective tax rates of 25.4% and 22.7%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2021, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2020, were primarily related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

Six Months Ended December 31, 2021 and 2020–For the six months ended December 31, 2021 and 2020, we recognized income tax benefit of $62.6 million and income tax expense of $25.0 million, respectively, representing effective tax rates of 25.4% and 21.8%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2021, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31,

2020, were primarily related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

Segment Information

We currently have three reportable segments: 1) Senior 2) Life, and 3) Auto & Home. InsideResponse and Population Health are also included in Senior. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended December 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$157,967	$32,780	$6,135	$(1,901)		$194,981
Operating expenses	(306,602)	(30,930)	(4,700)	(15,979)	(1)	(358,211)
Other expenses, net	—	—	—	(51)		(51)
Adjusted EBITDA	$(148,635)	$1,850	$1,435	$(17,931)		(163,281)
Share-based compensation expense						(1,894)
Non-recurring expenses (2)						(1,602)
Depreciation and amortization						(6,175)
Loss on disposal of property, equipment, and software						(5)
Interest expense, net						(10,587)
Income tax benefit						46,536
Net loss						$(137,008)
(1) Operating expenses in the Corp & Elims division primarily include $11.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.3 million in professional services fees.

(2) These expenses primarily consist of debt issuance costs incurred for the Second Amendment.

Three Months Ended December 31, 2020:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$315,510	$35,666	$7,241	$(852)		$357,565
Operating expenses	(180,955)	(29,961)	(5,091)	(12,746)	(1)	(228,753)
Other expenses, net	—	—	—	(21)		(21)
Adjusted EBITDA	$134,555	$5,705	$2,150	$(13,619)		128,791
Share-based compensation expense						(1,336)
Non-recurring expenses (2)						(362)
Fair value adjustments to contingent earnout obligations						(395)
Depreciation and amortization						(3,590)
Loss on disposal of property, equipment, and software						(79)
Interest expense, net						(6,782)
Income tax expense						(26,391)
Net income						$89,856
(1) Operating expenses in the Corp & Elims division primarily include $8.4 million in salaries and benefits for certain general, administrative, and IT related departments and $3.3 million in professional services fees.

(2) These expenses primarily consist of non-recurring compensation to a former executive and expenses related to business continuity in response to the COVID-19 pandemic.

Six Months Ended December 31, 2021

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$264,287	$80,211	$13,604	$(5,594)		$352,508
Operating expenses	(445,893)	(76,058)	(10,796)	(29,330)	(1)	(562,077)
Other expenses, net	—	—	—	(153)		(153)
Adjusted EBITDA	$(181,606)	$4,153	$2,808	$(35,077)		(209,722)
Share-based compensation expense						(4,109)
Non-recurring expenses (2)						(2,155)
Depreciation and amortization						(11,278)
Loss on disposal of property, equipment, and software						(355)
Interest expense, net						(19,122)
Income tax benefit						62,580
Net loss						$(184,161)
(1) Operating expenses in the Corp & Elims division primarily include $21.6 million in salaries and benefits for certain general, administrative, and IT related departments, and $9.0 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the Second Amendment and costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Six Months Ended December 31, 2020

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$388,709	$77,094	$16,779	$(2,243)		$480,339
Operating expenses	(245,252)	(62,307)	(11,012)	(22,264)	(1)	(340,835)
Other expenses, net	—	—	—	(43)		(43)
Adjusted EBITDA	$143,457	$14,787	$5,767	$(24,550)		139,461
Share-based compensation expense						(2,259)
Non-recurring expenses (2)						(822)
Fair value adjustments to contingent earnout obligations						(1,153)
Depreciation and amortization						(6,937)
Loss on disposal of property, equipment, and software						(162)
Interest expense, net						(13,543)
Income tax expense						(24,994)
Net income						$89,591
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

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Senior:
Commission revenue:
Medicare advantage	$99,262	$263,975	$(164,713)	(62)%	$179,345	$312,705	$(133,360)	(43)%
Medicare supplement	2,332	12,743	(10,411)	(82)%	3,936	20,735	(16,799)	(81)%
Prescription drug plan	732	1,102	(370)	(34)%	1,001	1,717	(716)	(42)%
Dental, vision, and health	4,920	5,647	(727)	(13)%	8,136	8,370	(234)	(3)%
Other commission revenue	1,954	743	1,211	163%	2,854	1,203	1,651	137%
Total commission revenue	109,200	284,210	(175,010)	(62)%	195,272	344,730	(149,458)	(43)%
Production bonus and other revenue	48,767	31,300	17,467	56%	69,015	43,979	25,036	57%
Total Senior revenue	157,967	315,510	(157,543)	(50)%	264,287	388,709	(124,422)	(32)%
Life:
Commission revenue:
Term	16,126	20,028	(3,902)	(19)%	32,372	39,772	(7,400)	(19)%
Final expense	10,886	9,816	1,070	11%	35,473	26,274	9,199	35%
Total commission revenue	27,012	29,844	(2,832)	(9)%	67,845	66,046	1,799	3%
Production bonus and other revenue	5,768	5,822	(54)	(1)%	12,366	11,048	1,318	12%
Total Life revenue	32,780	35,666	(2,886)	(8)%	80,211	77,094	3,117	4%
Auto & Home:
Total commission revenue	5,657	6,491	(834)	(13)%	12,649	15,104	(2,455)	(16)%
Production bonus and other revenue	478	750	(272)	(36)%	955	1,675	(720)	(43)%
Total Auto & Home revenue	6,135	7,241	(1,106)	(15)%	13,604	16,779	(3,175)	(19)%
Eliminations:
Total commission revenue	(1,168)	(280)	(888)	317%	(2,810)	(465)	(2,345)	504%
Production bonus and other revenue	(733)	(572)	(161)	28%	(2,784)	(1,778)	(1,006)	57%
Total Elimination revenue	(1,901)	(852)	(1,049)	123%	(5,594)	(2,243)	(3,351)	149%
Total commission revenue	140,701	320,265	(179,564)	(56)%	272,956	425,415	(152,459)	(36)%
Total production bonus and other revenue	54,280	37,300	16,980	46%	79,552	54,924	24,628	45%
Total revenue	$194,981	$357,565	$(162,584)	(45)%	$352,508	$480,339	$(127,831)	(27)%

Revenue by Segment

Three Months Ended December 31, 2021 and 2020–Revenue from Senior was $158.0 million for the three months ended December 31, 2021, a $157.5 million, or 50%, decrease compared to revenue of $315.5 million for the three months ended December 31, 2020. The decrease was due to a $164.7 million, or 62%, decrease in MA commission revenue from the $145.0 million adjustment from a change in estimate of cohort transaction prices discussed above, a $10.4 million decrease in MS commission revenue, and a reduction of $6.3 million of external lead generation revenue from InsideResponse, partially offset by $8.7 million of new pharmacy prescription revenue from SelectRx and a $12.6 million increase in marketing development funds received.

Revenue from Life was $32.8 million for the three months ended December 31, 2021, a $2.9 million, or 8%, decrease compared to revenue of $35.7 million for the three months ended December 31, 2020. The decrease was primarily due to a $3.9 million decrease in term life revenue, offset by a $1.1 million, or 11%, increase in final expense revenue.

Revenue from Auto & Home was $6.1 million for the three months ended December 31, 2021, a $1.1 million, or 15%, decrease compared to revenue of $7.2 million for the three months ended December 31, 2020, primarily due to our strategy to reduce the growth in Auto & Home.

Six Months Ended December 31, 2021 and 2020–Revenue from Senior was $264.3 million for the six months ended December 31, 2021, a $124.4 million, or 32%, decrease compared to revenue of $388.7 million for the six months ended December 31, 2020. The decrease was due to a $133.4 million, or 43%, decrease in MA commission revenue from the $145.0 million adjustment from the change in estimate of cohort transaction prices discussed above, a $16.8 million decrease in MS commission revenue, and a reduction of $8.6 million of external lead generation revenue from InsideResponse, partially offset by $13.2 million of new pharmacy prescription revenue from SelectRx and a $15.7 million increase in marketing development funds received.

Revenue from Life was $80.2 million for the six months ended December 31, 2021, a $3.1 million, or 4%, increase compared to revenue of $77.1 million for the six months ended December 31, 2020. The increase was primarily due to a $9.2 million increase in final expense revenue, offset by a $7.4 million decrease in term life revenue.

Revenue from Auto & Home was $13.6 million for the six months ended December 31, 2021, a $3.2 million, or 19%, decrease compared to revenue of $16.8 million for the six months ended December 31, 2020, primarily due to our strategy to reduce the growth in Auto & Home.

Adjusted EBITDA by Segment

Three Months Ended December 31, 2021 and 2020–Adjusted EBITDA from Senior was $(148.6) million for the three months ended December 31, 2021, a $283.2 million decrease compared to Adjusted EBITDA of $134.6 million for the three months ended December 31, 2020. The decrease in Adjusted EBITDA was due to a $157.5 million decrease in revenue primarily as a result of the $145.0 million adjustment from a change in estimate of cohort transaction prices discussed above, in addition to a $125.6 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses as the Company increased marketing spend to generate more leads for our larger agent base to consume during AEP, in addition to lower overall close rates which impacted our marketing efficiency. Senior also incurred increased personnel costs associated with higher headcount in anticipation of AEP and OEP, as well as higher fulfillment costs associated with scaling Population Health and SelectRx.

Adjusted EBITDA from Life was $1.9 million for the three months ended December 31, 2021, a $3.9 million, or 68%, decrease compared to Adjusted EBITDA of $5.7 million for the three months ended December 31, 2020. The decrease in Adjusted EBITDA was primarily due to a $2.9 million decrease in revenue primarily as a result of a decrease in term life revenue, as well as a $1.0 million increase in operating costs and expenses, primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents. The increase in marketing expenses was primarily driven by a reduction in the amount of leads received from our term life business as more leads for final expense are being sourced externally as a result of the growth of that business. The increase in variable sales commission expenses to agents was driven by an increase in the amount of premium sold for final expense policies.

Adjusted EBITDA from Auto & Home was $1.4 million for the three months ended December 31, 2021, a $0.7 million, or 33%, decrease compared to Adjusted EBITDA of $2.2 million for the three months ended December 31, 2020. The decrease in Adjusted EBITDA was primarily due to a $1.1 million decrease in revenue.

Six Months Ended December 31, 2021 and 2020–Adjusted EBITDA from Senior was $(181.6) million for the six months ended December 31, 2021, a $325.1 million decrease compared to Adjusted EBITDA of $143.5 million for the six months ended December 31, 2020. The decrease in Adjusted EBITDA was due to a $124.4 million decrease in revenue primarily as a result of the $145.0 million adjustment from a change in estimate of cohort transaction prices discussed above, in addition to a $200.6 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses as the Company increased marketing spend to generate more leads for our larger agent base to consume during AEP, in addition to lower overall close rates which impacted our marketing efficiency. Senior also incurred increased personnel costs associated with higher headcount in anticipation of AEP and OEP, as well as higher fulfillment costs associated with scaling Population Health and SelectRx.

Adjusted EBITDA from Life was $4.2 million for the six months ended December 31, 2021, an $10.6 million, or 72%, decrease compared to Adjusted EBITDA of $14.8 million for the six months ended December 31, 2020. The decrease in Adjusted EBITDA was primarily due to a $13.8 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents. The increase in marketing expenses was primarily driven by a reduction in the amount of leads received from our term life business as more leads for final expense are being sourced externally as a result of the growth of that business. The increase in variable sales commission expenses to agents was driven by an increase in the amount of premium sold for final expense policies, all of which was partially offset by a $3.1 million increase in revenue, primarily from final expense policies.

Adjusted EBITDA from Auto & Home was $2.8 million for the six months ended December 31, 2021, a $3.0 million, or 51%, decrease compared to Adjusted EBITDA of $5.8 million for the six months ended December 31, 2020. The decrease in Adjusted EBITDA was primarily due to a $3.2 million decrease in revenue.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that the cash available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

To date, systemic economic disruptions related to the COVID-19 pandemic have not had a substantial effect on our financial standing; however, given the unpredictable nature of the virus and its effects on the global economy, we will continue to evaluate our financial position and liquidity needs in light of the ongoing pandemic as developments arise.

As of December 31, 2021 and June 30, 2021, our cash and cash equivalents totaled $193.4 million and $286.5 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Six Months Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(305,741)	$(103,148)
Net cash used in investing activities	(31,062)	(9,096)
Net cash provided by (used in) financing activities	243,706	(10,719)

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

Six Months Ended December 31, 2021—Cash used in operating activities was $305.7 million, consisting of net loss of $184.2 million and adjustments for non-cash items of $42.2 million, offset by cash used in operating assets and liabilities of $79.4 million. Adjustments for non-cash items primarily consisted of $62.9 million in deferred income taxes, $11.3 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $4.1 million of share-based compensation expense, and $3.0 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $39.9 million in commissions receivable, $43.4 million in accounts receivable, and $5.6 million in other current assets, partially offset by increases of $15.1 million in accounts payable and accrued expenses, all driven by the increased marketing and personnel costs for AEP.

Six Months Ended December 31, 2020—Cash used in operating activities was $103.1 million, consisting of net income of $89.6 million and adjustments for non-cash items of $38.9 million, offset by cash used in operating assets and liabilities of $231.7 million. Adjustments for non-cash items primarily consisted of $24.9 million in deferred income taxes, $6.9 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $2.3 million of share-based compensation expense, and $1.9 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $219.1 million in commissions receivable and $61.3 million in accounts receivable related to the increase in approved policies partially offset by increases of $15.7 million in accounts payable and accrued expenses and $32.4 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion, and capitalized salaries related to the development of internal-use software.

Six Months Ended December 31, 2021—Net cash used in investing activities of $31.1 million was due to $17.9 million of purchases of property and equipment primarily to support AEP and the growth of SelectRx infrastructure, $5.2 million in purchases of software and capitalized internal-use software, $6.9 million of net cash paid to acquire Simple Meds, and a $1.0 million non-controlling interest equity investment.

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

Six Months Ended December 31, 2021—Net cash provided by financing activities of $243.7 million was primarily due to $242.0 million in net proceeds from the DDTL Facility and $2.3 million in proceeds from common stock options exercised and the employee stock purchase plan, partially offset by $0.3 million in debt issuance costs related to the Second Amendment and Third Amendment to the Senior Secured Credit Facility.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2021. As of December 31, 2021, there was $471.9 million outstanding under the Term Loans and $245.0 million outstanding under the DDTL Facility. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

Contractual Obligations

Other than the discussion in Note 7 to the condensed consolidated financial statements, as of December 31, 2021, there have been no material changes to our contractual obligations as previously described in our 2021 Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are primarily exposed to the market risk associated with unfavorable movements in interest rates. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on our 2021 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

The Company completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal controls over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, an error was identified relative to the Life first year commission revenue provision for certain final expense policies. As a result of the error, management concluded that our controls addressing the completeness and accuracy of carrier and policy information utilized to determine the first year provision were not designed effectively. This material weakness resulted in the correction of an error in the Company’s interim financial statements for the quarters ended December 31, 2020, for which we have concluded such error is not material to those previously reported financial statements.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. These legal matters primarily involve claims for damages arising out of the use of the Company’s services, insurance regulatory claims, and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales practices. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. For additional details, see Part I, Item 1, Note 8, Commitments and Contingencies - “Legal Contingencies and Obligations,” in the Notes to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors except as disclosed in the Company’s Form 10-K/A for the year ended June 30, 2021 filed with the Securities and Exchange Commission on February 14, 2022. Realization of any of these risks could have a material adverse effect on our business financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Immaterial Correction of Prior Period Financial Statements

As discussed in Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company discovered that the provision for first year commission revenue for certain final expense policies offered by one of its insurance carrier partners should have been accrued based on a higher lapse rate. The error in the lapse rate resulted in commission revenues being misstated by $6.1 million, $2.0 million, and $2.4 million for the years ended June 30, 2021 and 2020, and for the three months ended September 30, 2021, respectively. Accounts receivable was misstated by $8.1 million and $2.0 million, as of June 30, 2021 and 2020, respectively. The impact of the error on net income for the year ended June 30, 2021 was a decrease of $4.8 million. Management has evaluated this misstatement and concluded it was not material to prior periods, individually or in aggregate. However, correcting the cumulative effect of the error in the second quarter of 2022 would have a significant effect on the results of the operations. Therefore the Company plans to correct the consolidated financial statements for the prior periods that will be presented in the Form 10-K filing for the year ended June 30, 2022. The

Company also plans to correct the comparable Q3 2021 and Q1 2022 condensed consolidated financial statements that will be presented in the Q3 2022 and Q1 2023 Form 10-Q filings, respectively.

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three months ended September 30, 2022:

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$134,651	(2,397)	$132,254
Total revenue	159,923	(2,397)	157,526
Loss from operations	(52,164)	(2,397)	(54,561)
Loss before income tax benefit	(60,801)	(2,397)	(63,198)
Income tax benefit	(15,436)	(609)	(16,045)
Net loss	(45,365)	(1,788)	(47,153)
Net loss per share:
Basic	(0.28)	(0.01)	(0.29)
Diluted	(0.28)	(0.01)	(0.29)
Comprehensive loss	$(45,371)	$(1,788)	$(47,159)

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2021	$128,254	$674,889
Net loss	(45,365)	(45,365)
BALANCES-September 30, 2021	82,889	633,785
Adjustments
BALANCES-June 30, 2021	(6,329)	(6,329)
Net loss	(1,788)	(1,788)
BALANCES-September 30, 2021	(8,117)	(8,117)
As Corrected
BALANCES-June 30, 2021	121,925	668,560
Net loss	(47,153)	(47,153)
BALANCES-September 30, 2021	$74,772	$625,668

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(45,365)	$(1,788)	$(47,153)
Deferred income taxes	(15,807)	(609)	(16,416)
Accounts receivable	17,336	2,397	19,733
Net cash used in operating activities	$(87,075)	$—	$(87,075)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported consolidated financial statements as of and for the year ended June 30, 2021 to be presented as comparative in the Form 10-K for the year ended June 30, 2022:

CORRECTED CONSOLIDATED BALANCE SHEET (unaudited)
	June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Accounts receivable	$113,375	$(8,077)	$105,298
Total current assets	493,435	(8,077)	485,358
Total assets	1,433,872	(8,077)	1,425,795
Deferred income taxes	140,988	(1,748)	139,240
Total liabilities	758,983	(1,748)	757,235
Retained earnings (accumulated deficit)	128,254	(6,329)	121,925
Total shareholders’ equity	674,889	(6,329)	668,560
Total liabilities and shareholders’ equity	$1,433,872	$(8,077)	$1,425,795

CORRECTED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Year Ended June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$826,606	$(6,110)	$820,496
Total revenue	937,815	(6,110)	931,705
Income (loss) from operations	200,072	(6,110)	193,962
Income (loss) before income tax expense (benefit)	165,849	(6,110)	159,739
Income tax expense (benefit)	34,803	(1,284)	33,519
Net income (loss)	131,046	(4,826)	126,220
Net income (loss) per share:
Basic	0.80	(0.03)	0.77
Diluted	0.79	(0.03)	0.76
Comprehensive income (loss)	$132,529	(4,826)	$127,703

CORRECTED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Year Ended June 30, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2020	$(2,792)	$545,689
Net income	131,046	131,046
BALANCES-June 30, 2021	128,254	674,889
Adjustments
BALANCES-June 30, 2020	(1,503)	(1,503)
Net loss	(4,826)	(4,826)
BALANCES-June 30, 2021	(6,329)	(6,329)
As Corrected
BALANCES-June 30, 2020	(4,295)	544,186
Net income	126,220	126,220
BALANCES-June 30, 2021	$121,925	$668,560

CORRECTED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Year Ended June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$131,046	$(4,826)	$126,220
Deferred income taxes	34,654	(1,284)	33,370
Accounts receivable	(27,827)	6,110	(21,717)
Net cash used in operating activities	$(115,442)	$—	$(115,442)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three and nine months ended March 31, 2022:

CORRECTED CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)
	June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Accounts receivable	$113,375	$(8,077)	$105,298
Total current assets	493,435	(8,077)	485,358
Total assets	1,433,872	(8,077)	1,425,795
Deferred income taxes	140,988	(1,748)	139,240
Total liabilities	758,983	(1,748)	757,235
Retained earnings (accumulated deficit)	128,254	(6,329)	121,925
Total shareholders’ equity	674,889	(6,329)	668,560
Total liabilities and shareholders’ equity	$1,433,872	$(8,077)	$1,425,795

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Three Months Ended March 31, 2021			Nine Months Ended March 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Commission revenue	$236,793	$(1,577)	$235,216	$664,312	$(3,681)	$660,631
Total revenue	266,923	(1,577)	265,346	749,366	(3,681)	745,685
Income (loss) from operations	54,683	(1,577)	53,106	186,111	(3,681)	182,430
Income (loss) before income tax expense (benefit)	43,664	(1,577)	42,087	160,353	(3,681)	156,672
Income tax expense (benefit)	7,183	(331)	6,852	32,619	(773)	31,846
Net income (loss)	36,481	(1,246)	35,235	127,734	(2,908)	124,826
Net income (loss) per share:
Basic	0.22	(0.01)	0.21	0.79	(0.02)	0.77
Diluted	0.22	(0.01)	0.21	0.77	(0.02)	0.75
Comprehensive income (loss)	$38,291	$(1,246)	$37,045	$129,403	$(2,908)	$126,495

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended March 31, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-December 31, 2020	$88,461	$634,135
Net Income	36,481	36,481
BALANCES-March 31, 2021	124,942	670,515
Adjustments
BALANCES-December 31, 2020	(3,165)	(3,165)
Net Loss	(1,246)	(1,246)
BALANCES-March 31, 2021	(4,411)	(4,411)
As Corrected
BALANCES-December 31, 2020	85,296	630,970
Net Income	35,235	35,235
BALANCES-March 31, 2021	$120,531	$666,104

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Nine Months Ended March 31, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2020	$(2,792)	$545,689
Net Income	127,734	127,734
BALANCES-March 31, 2021	124,942	670,515
Adjustments
BALANCES-June 30, 2020	(1,503)	(1,503)
Net Loss	(2,908)	(2,908)
BALANCES-March 31, 2021	(4,411)	(4,411)
As Corrected
BALANCES-June 30, 2020	(4,295)	544,186
Net Income	124,826	124,826
BALANCES-March 31, 2021	$120,531	$666,104

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended March 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$127,734	$(2,908)	$124,826
Deferred income taxes	32,475	(773)	31,702
Accounts receivable	(52,905)	3,681	(49,224)
Net cash used in operating activities	$(60,947)	$—	$(60,947)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported consolidated financial statements to be presented as comparative in the Form 10-K for the year ended June 30, 2022:

CORRECTED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Year Ended June 30, 2020
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$476,606	$(1,967)	$474,639
Total revenue	531,515	(1,967)	529,548
Income (loss) from operations	132,329	(1,967)	130,362
Income (loss) before income tax expense (benefit)	106,163	(1,967)	104,196
Income tax expense (benefit)	25,016	(464)	24,552
Net income (loss)	81,147	(1,503)	79,644
Net income (loss) per share:
Basic	(0.16)	(0.02)	(0.18)
Diluted	(0.16)	(0.02)	(0.18)
Comprehensive income (loss)	$79,893	$(1,503)	$78,390

CORRECTED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Year Ended June 30, 2020
(in thousands)	Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2019	$200,446	$262,455
Net Income	81,147	81,147
BALANCES-June 30, 2020	(2,792)	545,689
Adjustments
BALANCES-June 30, 2019	—	—
Net Loss	(1,503)	(1,503)
BALANCES-June 30, 2020	(1,503)	(1,503)
As Corrected
BALANCES-June 30, 2019	200,446	262,455
Net Income	79,644	79,644
BALANCES-June 30, 2020	(4,295)	544,186

CORRECTED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Year Ended June 30, 2020
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$81,147	$(1,503)	$79,644
Deferred income taxes	25,007	(464)	24,543
Accounts receivable	(15,585)	1,967	(13,618)
Net cash used in operating activities	$(61,776)	$—	$(61,776)

The following table reflects the impact of the error on all affected line items of the Company’s previously reported consolidated balance sheet as of June 30, 2020:

IF CORRECTED CONSOLIDATED BALANCE SHEET (unaudited)
	June 30, 2020
(in thousands)	As Reported	Uncorrected Misstatement	If Corrected
Accounts receivable	$83,634	$(1,967)	$81,667
Total current assets	513,834	(1,967)	511,867
Total assets	1,073,793	(1,967)	1,071,826
Deferred income taxes	105,844	(464)	105,380
Total liabilities	528,104	(464)	527,640
Retained earnings (accumulated deficit)	(2,792)	(1,503)	(4,295)
Total shareholders’ equity	545,689	(1,503)	544,186
Total liabilities and shareholders’ equity	$1,073,793	$(1,967)	$1,071,826

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1	Second Amendment to Credit Agreement, dated as of November 2, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto, and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on November 4, 2021).

10.2	Third Amendment to Credit Agreement, dated as of December 23, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto, Morgan Stanley Capital Administrators, Inc., as administrative agent and UMB Bank, N.A., as Revolver Agent for itself and the Revolving Lenders (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on December 27, 2021).
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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