Form 10-Q
period 2022-03-31
SelectQuote, Inc.
filed 2022-05-05
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 164,401,645 shares of common stock as of April 30, 2022.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2022	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,359	$286,454
Accounts receivable	168,735	105,298
Commissions receivable-current	77,158	89,120
Other current assets	13,246	4,486
Total current assets	458,498	485,358
COMMISSIONS RECEIVABLE	761,138	756,777
PROPERTY AND EQUIPMENT—Net	45,558	29,510
SOFTWARE—Net	15,558	12,611
OPERATING LEASE RIGHT-OF-USE ASSETS	29,018	31,414
INTANGIBLE ASSETS—Net	36,022	40,670
GOODWILL	73,732	68,019
OTHER ASSETS	15,790	1,436
TOTAL ASSETS	$1,435,314	$1,425,795
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,445	$34,079
Accrued expenses	35,593	20,676
Accrued compensation and benefits	46,229	40,909
Operating lease liabilities—current	5,181	5,289
Current portion of long-term debt	7,169	2,360
Other current liabilities	2,079	5,504
Total current liabilities	123,696	108,817
LONG-TERM DEBT, NET—less current portion	699,386	459,043
DEFERRED INCOME TAXES	76,806	139,240
OPERATING LEASE LIABILITIES	35,301	38,392
OTHER LIABILITIES	3,533	11,743
Total liabilities	938,722	757,235
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,644	1,635
Additional paid-in capital	554,045	544,771
Retained earnings (accumulated deficit)	(68,684)	121,925
Accumulated other comprehensive income	9,587	229
Total shareholders’ equity	496,592	668,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,435,314	$1,425,795
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
REVENUE:
Commission	$222,538	$235,216	$495,494	$660,631
Production bonus and other	52,575	30,130	132,127	85,054
Total revenue	275,113	265,346	627,621	745,685
OPERATING COSTS AND EXPENSES:
Cost of revenue	119,459	71,439	359,732	206,605
Marketing and advertising	125,082	116,690	409,005	298,696
General and administrative	21,031	19,251	64,570	44,496
Technical development	6,436	4,860	18,675	13,458
Total operating costs and expenses	272,008	212,240	851,982	563,255
INCOME (LOSS) FROM OPERATIONS	3,105	53,106	(224,361)	182,430
INTEREST EXPENSE, NET	(12,179)	(7,355)	(31,300)	(20,898)
LOSS ON EXTINGUISHMENT OF DEBT	—	(3,315)	—	(3,315)
OTHER EXPENSE, NET	(23)	(349)	(177)	(1,545)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(9,097)	42,087	(255,838)	156,672
INCOME TAX EXPENSE (BENEFIT)	(2,649)	6,852	(65,229)	31,846
NET INCOME (LOSS)	$(6,448)	$35,235	$(190,609)	$124,826

NET INCOME (LOSS) PER SHARE:
Basic	$(0.04)	$0.21	$(1.16)	$0.77
Diluted	$(0.04)	$0.21	$(1.16)	$0.75
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	164,083	163,023	163,914	162,705
Diluted	164,083	165,731	163,914	165,495

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Gain on cash flow hedge	7,589	1,810	9,358	1,669
OTHER COMPREHENSIVE INCOME	7,589	1,810	9,358	1,669
COMPREHENSIVE INCOME (LOSS)	$1,141	$37,045	$(181,251)	$126,495
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2021	164,013	$1,640	$551,002	$(62,236)	$1,998	$492,404
Net loss	—	—	—	(6,448)	—	(6,448)
Gain on cash flow hedge, net of tax	—	—	—	—	7,421	7,421
Amount reclassified into earnings, net tax	—	—	—	—	168	168
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	10	—	14	—	—	14
Issuance of common stock pursuant to employee stock purchase plan	376	4	889	—	—	893
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2	—	(3)	—	—	(3)
Share-based compensation expense	—	—	2,143	—	—	2,143
BALANCES-March 31, 2022	164,401	$1,644	$554,045	$(68,684)	$9,587	$496,592

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2020	162,774	$1,628	$545,441	$85,296	$(1,395)	$630,970
Net income	—	—	—	35,235	—	35,235
Gain on cash flow hedge, net of tax	—	—	—	—	1,675	1,675
Amount reclassified into earnings, net tax	—	—	—	—	135	135
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	552	5	(4,331)	—	—	(4,326)
Issuance of common stock pursuant to employee stock purchase plan	56	1	985	—	—	986
Share-based compensation expense	—	—	1,429	—	—	1,429
BALANCES-March 31, 2021	163,382	$1,634	$543,524	$120,531	$415	$666,104

Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$121,925	$229	$668,560
Net loss	—	—	—	(190,609)		(190,609)
Gain on cash flow hedge, net of tax	—	—	—	—	8,844	8,844
Amount reclassified into earnings, net of tax	—	—	—	—	514	514
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	349	3	1,293	—	—	1,296
Issuance of common stock pursuant to employee stock purchase plan	466	5	1,877	—	—	1,882
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	76	1	(148)	—	—	(147)
Share-based compensation expense	—	—	6,252	—	—	6,252
BALANCES-March 31, 2022	164,401	$1,644	$554,045	$(68,684)	$9,587	$496,592

Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(4,295)	$(1,254)	$544,186
Net income	—	—	—	124,826	—	124,826
Gain on cash flow hedge, net of tax	—	—	—	—	1,301	1,301
Amount reclassified into earnings, net tax	—	—	—	—	368	368
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,135	11	(9,244)	—	—	(9,233)
Issuance of common stock pursuant to employee stock purchase plan	56	1	985	—	—	986
Share-based compensation expense	—	—	3,670	—	—	3,670
BALANCES-March 31, 2021	163,382	$1,634	$543,524	$120,531	$415	$666,104
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(190,609)	$124,826
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	17,957	11,260
Loss on disposal of property, equipment, and software	741	261
Share-based compensation expense	6,252	3,689
Deferred income taxes	(65,623)	31,702
Amortization of debt issuance costs and debt discount	4,217	2,482
Write-off of debt issuance costs	—	2,570
Fair value adjustments to contingent earnout obligations	—	1,487
Non-cash lease expense	3,065	2,869
Changes in operating assets and liabilities:
Accounts receivable	(62,803)	(49,224)
Commissions receivable	7,601	(251,188)
Other assets	(8,275)	4,349
Accounts payable and accrued expenses	8,096	26,223
Operating lease liabilities	(3,868)	(2,631)
Other liabilities	(1,113)	30,378
Net cash used in operating activities	(284,362)	(60,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,515)	(6,520)
Purchases of software and capitalized software development costs	(7,570)	(5,807)
Acquisition of business	(6,927)	(23,879)
Investment in equity securities	(1,000)	—
Net cash used in investing activities	(40,012)	(36,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	50,000	—
Payments on Revolving Credit Facility	(50,000)	—
Proceeds from DDTL Facility	242,000	—
Payments on DDTL Facility	(613)	—
Net proceeds from Term Loans	—	228,753
Payments on Term Loans	(1,180)	(84,118)
Payments on other debt	(130)	(189)
Proceeds from common stock options exercised and employee stock purchase plan	3,179	1,778
Payments of tax withholdings related to net share settlement of equity awards	(148)	(10,026)
Payments of debt issuance costs	(328)	(885)
Payments of costs incurred in connection with private placement	—	(1,771)
Payments of costs incurred in connection with initial public offering	—	(3,911)
Payment of contingent earnout liability	—	(32,300)
Payment of acquisition holdback	(5,501)	—
Net cash provided by financing activities	237,279	97,331
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,095)	178
CASH AND CASH EQUIVALENTS—Beginning of period	286,454	368,870
CASH AND CASH EQUIVALENTS—End of period	$199,359	$369,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(27,010)	$(18,309)
Income taxes paid, net	(67)	(121)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) contracts with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. The Company obtains leads from, among other sources, InsideResponse, a wholly-owned subsidiary that provides sales leads to the consumer insurance industry. The Company also coordinates various healthcare-related services through its Population Health platform, which includes SelectRx, a closed-door, long-term care pharmacy that offers pharmacy services, including essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services under the Patient Centered Pharmacy Home (PCPH) model. SelectQuote’s Senior division sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and along with Population Health and InsideResponse, is referred to as “Senior”. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home property and casualty insurance products. SelectQuote’s licensed insurance agents provide comparative rates from a variety of insurance carriers relying on our technology distribution channel with a combination of proprietary and commercially available software to perform its quote service and sell insurance policies on behalf of the insurance carriers. The Company primarily earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and when the underlying policyholder renews their policy in subsequent years (“renewal”). The Company also receives certain volume-based bonuses from some carriers on first-year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds.” Additionally, the Company earns revenue from its Population Health platform, mail-order prescription revenue from SelectRx, and lead generation revenue from InsideResponse.

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

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, accounts receivable, commissions receivable, the provision for income taxes, share-based compensation, and valuation of intangible assets and goodwill. The impact of changes in estimates is recorded in the period in which they become known.

Going Concern—The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

Under the Senior Secured Credit Facility, the Company is required to maintain a certain asset coverage ratio, as discussed further in Note 7 to the condensed consolidated financial statements. As of March 31, 2022, the Company is in compliance with all of its debt covenants; however, our financial projections indicate that, based on our current business plan, we will not maintain the required asset coverage ratio within one year after the date that the condensed consolidated financial statements are issued. Failure to maintain the required ratio would constitute a violation of our obligations under the Senior Secured Credit Facility and would permit our lenders to declare us in default. In the event of a default, our lenders could accelerate all amounts owing under the Senior Secured Credit Facility. We do not currently have sufficient liquidity to repay such indebtedness. We have commenced discussions of a covenant waiver or modification with our lenders; however, the Company cannot provide any assurances that it will be successful in obtaining such a waiver or modification on acceptable terms, or at all. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Immaterial Correction of Prior Period Financial Statements—Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021 and as previously disclosed in our Form 10-Q for the three and six months ended December 31, 2021, the Company discovered that the provision for first year commission revenue for certain final expense policies offered by one of its insurance carrier partners should have been accrued based on a higher lapse rate. The error in the lapse rate resulted in commission revenue being misstated by $6.1 million and $2.0 million, for the years ended June 30, 2021 and 2020, and $2.4 million for the three months ended September 30, 2021, respectively. Accounts receivable was misstated by $8.1 million and $2.0 million as of June 30, 2021 and 2020, respectively. The impact of the error on net income for the year ended June 30, 2021, was a decrease of $4.8 million. Management evaluated this misstatement and concluded it was not material to prior periods, individually or in aggregate. However, correcting the cumulative effect of the error in the three and six months ended December 31, 2021, would have had a significant effect on the results of operations. Therefore, the Company elected to correct the relevant prior period condensed consolidated financial statements and related footnotes for this error for comparative purposes.

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

During calendar year 2021, the lead distribution company did not achieve the minimum earnout target as set forth in the Asset Purchase Agreement. However, the remaining holdback was earned in full, as the lead distribution company did not fall below the underperformance thresholds as set forth in the Asset Purchase Agreement. The Company settled the remaining holdback of $5.5 million, with interest, after the net working capital true-up of $0.5 million, during the three months ended March 31, 2022.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the benefits of leveraging the exclusive publisher relationships in the business. This acquired goodwill is allocated to Senior (which is also the reporting unit), and $1.6 million will be deductible for tax purposes after adding back acquisition costs and having settled the remaining holdback.

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

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. As of March 31, 2022, the Company has not accrued an earnout payment based on performance to date. The $2.5 million of holdback will be due upon the 15-month anniversary of the closing date of the acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

From the date of acquisition, August 31, 2021, through March 31, 2022, Simple Meds generated $8.6 million of pharmacy prescription revenue.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	March 31, 2022	June 30, 2021
Computer hardware	$25,405	$13,351
Machinery and equipment(1)	8,883	2,667
Leasehold improvements	19,276	18,525
Furniture and fixtures	4,623	5,004
Work in progress	11,200	7,220
Total	69,387	46,767
Less accumulated depreciation	(23,829)	(17,257)
Property and equipment—net	$45,558	$29,510
(1) Includes financing lease right-of-use assets.

Work in progress as of March 31, 2022 primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Work in progress as of June 30, 2021, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the three months ended March 31, 2022 and 2021, was $3.3 million and $2.0 million, respectively, and $8.4 million and $5.6 million for the nine months ended March 31, 2022 and 2021, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	March 31, 2022	June 30, 2021
Software	$24,147	$16,530
Work in progress	3,658	3,826
Total	27,805	20,356
Less accumulated amortization	(12,247)	(7,745)
Software—net	$15,558	$12,611

Work in progress as of March 31, 2022 and June 30, 2021, represents costs incurred for software not yet put into service and are not yet being amortized. For each of the three months ended March 31, 2022 and 2021, the Company capitalized internal-use software and website development costs of $2.2 million and recorded amortization expense of $1.6 million and $1.0 million, respectively. For the nine months ended March 31, 2022 and 2021, the Company capitalized internal-use software and website development costs of $6.6 million and $5.4 million, respectively, and recorded amortization expense of $4.5 million and $2.7 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The Company's intangible assets include those acquired as part of the acquisitions listed in the table below (refer to Note 2 to the condensed consolidated financial statements for further details). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on the Company’s third quarter analysis, no impairment was recorded on the Company’s long-lived assets.

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions listed in the table below (refer to Note

2 to the condensed consolidated financial statements for further details). The Company performs its annual goodwill impairment assessment as of April 1, or more frequently if it believes that indicators of impairment exist. During each of the three and nine months ended March 31, 2022 and 2021, there were no such indicators.

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

The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets as well as our goodwill are presented in the tables below (dollars in thousands, useful life in years):

	March 31, 2022				June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Total intangible assets subject to amortization
Customer relationships	$17,492	$(5,542)	$11,950		$17,122	$(3,448)	$13,674
Trade name	2,680	(1,027)	1,653		2,680	(625)	2,055
Proprietary software	1,592	(719)	873		1,592	(382)	1,210
Non-compete agreements	1,292	(374)	918		1,292	(163)	1,129
Vendor relationships	23,700	(3,072)	20,628		23,700	(1,098)	22,602
Total intangible assets	$46,756	$(10,734)	$36,022	6.4	$46,386	$(5,716)	$40,670	7.1

Total indefinite-lived assets
Goodwill-Auto & Home			$5,364				$5,364
Goodwill-Senior			68,368				62,655
Total goodwill			$73,732				$68,019

For the three months ended March 31, 2022 and 2021, amortization expense related to intangible assets totaled $1.7 million and $1.3 million, respectively, and $5.0 million and $2.9 million for the nine months ended March 31, 2022 and 2021, respectively.

Changes in the balance of goodwill for the nine months ended March 31, 2022, are as follows (in thousands):

Balance, June 30, 2021	$68,019
Goodwill from the acquisition of Simple Meds	5,713
Balance, March 31, 2022	$73,732

As of March 31, 2022, expected amortization expense in future fiscal periods is as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2022	$134	$96	$71	$660	$690	$1,651
2023	536	339	273	2,633	2,385	6,166
2024	536	308	220	2,633	2,319	6,016
2025	447	130	220	2,633	2,316	5,746
2026	—	—	134	2,633	2,313	5,080
Thereafter	—	—	—	9,436	1,927	11,363
Total	$1,653	$873	$918	$20,628	$11,950	$36,022

6.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Jacksonville, Florida; Overland Park, Kansas; Des Moines, Iowa; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania (note that SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise). The Company's operating leases have remaining lease terms of less than one year up to fourteen years.

On February 7, 2022 and April 6, 2022, the Company executed noncancelable subleases for a portion of its office facilities in Overland Park, Kansas. The former commenced March 23, 2022, while the latter commences September 2, 2022. These subleases run through the remaining term of their primary leases, which terminate July 31, 2029, and are expected to generate $11.9 million in sublease income, which will be recorded as a reduction of lease expense in the condensed consolidated statement of comprehensive income. The Company may consider entering into additional sublease arrangements in the future.

In addition, during the three months ended March 31, 2022, the Company exercised an early termination option for the Des Moines, Iowa office lease, with a new termination date of September 30, 2022, resulting in an early termination penalty of $0.3 million, which was recorded as part of the remeasurement of the operating lease liability and will result in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Finance lease costs(1)	$48	$69	$132	$194
Operating lease costs(2)	1,998	1,980	6,056	5,859
Short-term lease costs	40	42	69	168
Variable lease costs(3)	227	201	696	915
Sublease income	(23)	(403)	(488)	(638)
Total net lease costs	$2,290	$1,889	$6,465	$6,498
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

Maturities of Lease Liabilities—As of March 31, 2022, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2022	2,212	57	2,269
2023	8,710	147	8,857
2024	9,032	38	9,070
2025	9,203	38	9,241
2026	7,040	38	7,078
2027	5,666	32	5,698
Thereafter	12,885	—	12,885
Total undiscounted lease payments	54,748	350	55,098
Less: interest	14,266	30	14,296
Present value of lease liabilities	$40,482	$320	$40,802

As of March 31, 2022, the Company had $3.5 million of undiscounted future payments for operating leases expected to commence between the fourth quarter of fiscal 2022 and the first quarter of fiscal 2023, with lease terms ranging from seven to ten years. These amounts are excluded from the tables above and not yet recognized in the condensed consolidated balance sheets.

7.DEBT

Debt consisted of the following:

(in thousands)	March 31, 2022	June 30, 2021
Term Loans	$470,732	$471,912
DDTL Facility	244,388	—
Unamortized debt issuance costs	(3,163)	(4,081)
Unamortized debt discount	(5,402)	(6,428)
Total debt	706,555	461,403
Less current portion of long-term debt:	(7,169)	(2,360)
Long-term debt	$699,386	$459,043

On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, and December 23, 2021, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, and “Third Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $135.0 million under the Revolving Credit Facility (2) Term Loans in an aggregate principal amount of $656.0 million, of which $470.7 million is outstanding as of March 31, 2022, and (3) a $345.0 million DDTL Facility, of which $244.4 million is outstanding as of March 31, 2022. As of May 5, 2022, the available borrowing capacities under the Revolving Credit Facility and DDTL Facility were $135.0 million and $100.0 million, respectively.

In accordance with ASC 470-50-40 “Debt Modification and Extinguishments”, the Second and Third Amendments were accounted for as debt modifications, and the $3.0 million original issue discount paid to the two lenders of the DDTL Facility was capitalized and is being amortized on a straight-line basis over the remaining life of the agreement through interest expense. Additionally, the Company paid $1.2 million in costs as part of the transaction that were included in general and administrative expense in the condensed consolidated statements of comprehensive income. As a result of the Third Amendment, the Company incurred $0.3 million of costs related to the new commitments, which costs were capitalized and are being amortized on a straight-line basis over the remaining life of the agreement through interest expense.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option, and the Company pays an unused commitment fee of 0.15% in respect of the unutilized commitments under the Revolving Credit Facility. The Term Loans and the DDTL Facility bear interest on the outstanding principal amounts thereof at a rate per annum equal to either (a) LIBOR (subject to a floor of 0.75%) plus 5.00% or (b) a base rate plus 4.00%, at the Company’s option, and the Company pays a ticking fee based on the average daily balance of the unused amount of the aggregate DDTL Facility commitments during the preceding fiscal quarter, multiplied by 1% per annum. The Senior Secured Credit Facility has a maturity date of November 5, 2024, with the Term Loans becoming mandatorily repayable as of March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loans, with the remaining balance payable on the maturity date. The DDTL Facility also became mandatorily repayable beginning March 31, 2022, in equal quarterly installments equal to 0.25% of all DDTL Facility loans that have been outstanding for a full fiscal quarter prior to each such repayment date, with the remaining balance payable on the maturity date. As of March 31, 2022, the Company has made principal payments of $1.2 million and $0.6 million on the Term Loans and DDTL Facility, respectively. The remaining $100.0 million of the DDTL Facility may be drawn from time to time, subject to certain conditions, until January 15, 2023.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and a financial covenant requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio. As of March 31, 2022, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by certain of the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $27.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $22.9 million was capitalized and is being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility. Total amortization was $1.2 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, and $4.2 million and $2.5 million for the nine months ended March 31, 2022 and 2021, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.
The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. As of March 31, 2022, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 5.00% plus 1.03% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of March 31, 2022, the Amended Interest Rate Swap had a fair value of $12.3 million and was recorded in other assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. As of March 31, 2022, the Company estimates that $2.7 million will be reclassified into interest expense during the next twelve months.

8.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 6 to the condensed consolidated financial statements for commitments related to our operating leases.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. Such matters may include insurance regulatory claims; commercial, tax, employment, or intellectual property disputes; matters relating to competition and sales practices; and claims for damages arising out of the use of the Company’s services. The Company may also become subject to lawsuits related to past or future acquisitions, divestitures, or other transactions, including matters related to representations and warranties, indemnities, and assumed or retained liabilities. The Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows; however, in the event of unexpected developments, it is possible that the ultimate resolution of certain ongoing matters, if unfavorable, could be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels.

Securities Class Actions

As previously disclosed, the Company and certain of its executive officers and current and former directors have been named as defendants in two putative securities class actions lawsuits filed in the U.S. District Court for the Southern District of New York on August 17 and October 7, 2021, respectively. There have been no material developments in either of these matters since their disclosure in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021.

Stockholder Derivative Suit

On March 25, 2022, a stockholder derivative action was filed in the U.S. District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The lawsuit was brought against certain of the Company’s current and former directors and officers (together, the “Defendants”), and against the Company, as nominal defendant. The complaint, captioned Jadlow v. Danker, et al., Case No. 1:22-cv-00391-RGA, alleges that certain of the Defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint also asserts claims against all Defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets based on the same general underlying conduct. The complaint also seeks contribution under Sections 10(b) and 21D of the Exchange Act and Section 11(f) of the Securities Act from the individual defendants named in the Securities Class Actions. The complaint seeks unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. The Company does not currently believe this matter will have a material adverse effect on our results of operations, financial condition, or liquidity; however, this matter could be costly to defend and could divert the attention of management and other resources from operations.

9.SHAREHOLDERS' EQUITY

Common Stock—As of March 31, 2022, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	877,092
Stock awards outstanding under 2020 Plan	4,752,141
Stock awards available for grant under 2020 Plan	9,571,645
Options outstanding under 2003 Plan	1,701,424
Total	16,902,302

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

The number of shares of common stock available for issuance as of March 31, 2022, pursuant to future awards under the Company's 2020 Stock Plan is 9,571,645. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in general and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Share-based compensation related to:
Equity classified stock options	$805	$451	$2,429	$1,269
Equity classified RSU's	993	648	3,073	1,608
Equity classified PSU's	231	190	318	512
Total	$2,029	$1,289	$5,820	$3,389

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

The Company used the following weighted-average assumptions for the stock options granted during the periods presented below:

	Nine Months Ended March 31,
	2022	2021
Volatility	36.0%	25.0%
Risk-free interest rate	1.4%	0.4%
Dividend yield	—%	—%
Assumed forfeitures	—%	—%
Expected term (in years)	6.25	6.24
Weighted-average fair value (per share)	$3.36	$4.89

The following table summarizes stock option activity under the Stock Plans for the nine months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2021	3,398,513	$8.60
Options granted	2,460,675	10.23
Options exercised	(350,222)	3.74
Options forfeited/expired/cancelled	(122,994)	17.81
Outstanding—March 31, 2022	5,385,972	$9.45	7.27	$3,449
Vested and exercisable—March 31, 2022	2,005,527	$3.93	3.94	$3,140

As of March 31, 2022, there was $10.3 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 3.01 years.

The Company received cash of $0.9 million and $1.4 million in connection with stock options exercised during the three months ended March 31, 2022 and 2021, respectively, and $3.2 million and $1.8 million in connection with stock options exercised, net of cashless exercises, during the nine months ended March 31, 2022 and 2021, respectively.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021	356,285	$19.12
Granted	505,729	15.42
Vested	(84,348)	19.72
Forfeited	(37,324)	17.86
Unvested as of March 31, 2022	740,342	$16.59

As of March 31, 2022, there was $9.5 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.75 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2022:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021(1)	132,921	$17.97
Granted(1)	196,080	17.80
Vested	—	—
Forfeited	(1,750)	17.89
Performance adjustment(2)	(163,626)
Unvested as of March 31, 2022	163,625	$17.87
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

As of March 31, 2022, there was $1.9 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 2.07 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide eligible employees an opportunity to purchase shares of the Company’s common stock at a discounted price through accumulated payroll deductions. Pursuant to the terms of the ESPP, which was amended and restated effective as of April 1, 2022, participants may purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. During the nine months ended March 31, 2022, the Company issued 466,468 shares to its employees, and as of March 31, 2022, there are 877,092 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense related to the ESPP of $0.1 million for each of the three months ended March 31, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended March 31, 2022 and 2021, respectively.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Senior:
Commission revenue:
Medicare advantage	$176,603	$181,040	$355,949	$493,745
Medicare supplement	912	2,981	4,849	23,716
Prescription drug plan	393	449	1,393	2,166
Dental, vision, and health	4,150	4,671	12,285	13,041
Other commission revenue	1,415	619	4,269	1,822
Total commission revenue	183,473	189,760	378,745	534,490
Production bonus and other revenue	49,699	25,840	118,714	69,819
Total Senior revenue	233,172	215,600	497,459	604,309
Life:
Commission revenue:
Term	15,779	19,777	48,151	59,549
Final expense	19,626	20,088	55,100	46,362
Total commission revenue	35,405	39,865	103,251	105,911
Production bonus and other revenue	3,995	4,958	16,361	16,006
Total Life revenue	39,400	44,823	119,612	121,917
Auto & Home:
Total commission revenue	6,539	5,910	19,187	21,014
Production bonus and other revenue	613	1,063	1,568	2,738
Total Auto & Home revenue	7,152	6,973	20,755	23,752
Eliminations:
Total commission revenue	(2,879)	(319)	(5,689)	(784)
Production bonus and other revenue	(1,732)	(1,731)	(4,516)	(3,509)
Total Elimination revenue	(4,611)	(2,050)	(10,205)	(4,293)
Total commission revenue	222,538	235,216	495,494	660,631
Total production bonus and other revenue	52,575	30,130	132,127	85,054
Total revenue	$275,113	$265,346	$627,621	$745,685

Contract Balances—After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the condensed consolidated balance sheets. During the nine months ended March 31, 2021, there was no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable as the policy is renewed, as shown on the balance sheet. A roll forward of commissions receivable (current and long term) is shown below for the nine months ended March 31, 2022:

(in thousands)
Balance as of June 30, 2021	$845,897
Commission revenue from revenue recognized	318,399
Net commission revenue adjustment from change in estimate	(157,368)
Amounts recognized as accounts receivable	(168,632)
Balance as of March 31, 2022	$838,296

The $157.4 million adjustment from change in estimate includes adjustments from the Company’s reassessment of each of its cohorts’ transaction prices. $145.0 million of the total adjustment was due to the increase in actual lapse rates for Senior MA policies during calendar year 2021 and overall lower persistency from early data received for the January 2022 renewals and was recorded during the three months ended December 31, 2021. Approximately 62%, 28%, and 8% of the adjustment from the change in estimate were from approved policies sold in fiscal years 2021, 2020, and 2019, respectively. In addition, there was a $6.1 million adjustment during the three months ended March 31, 2022, for renewal year lapses for calendar year 2022 for Senior MA policies.

Production Bonuses and Other—During the nine months ended March 31, 2022, the Company received advance payments of marketing development funds, which are amortized over the course of the appropriate fiscal year based on policies sold. As of March 31, 2022, there was an unamortized balance remaining of $0.4 million of fiscal year 2022 and 2023 marketing development funds recorded in other current liabilities in the condensed consolidated balance sheet.

11.INCOME TAXES

For the three months ended March 31, 2022 and 2021, we recognized income tax benefit of $2.6 million and income tax expense of $6.9 million, respectively, representing effective tax rates of 29.1% and 16.3%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2022, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2021, were primarily related to state income taxes, partially offset by state tax credits such as the Kansas High Performance Incentive Program (“HPIP”) and discrete items for the period related to the exercise of non-qualified stock options.

For the nine months ended March 31, 2022 and 2021, we recognized income tax benefit of $65.2 million and income tax expense of $31.8 million, respectively, representing effective tax rates of 25.5% and 20.3%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2022, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2021, were primarily related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. The Company continues to recognize its deferred tax assets as of March 31, 2022, as it believes it is more likely than not that the net deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the difference in the timing of revenue recognition for financial statement and tax purposes. For financial statement purposes, revenue is recognized when a policy is sold, while revenue recognition for tax purposes occurs when future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of March 31, 2022, and will continue to evaluate in the future as circumstances may change.

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

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$(6,448)	$35,235	$(190,609)	$124,826
Denominator:
Weighted-average common stock outstanding	164,083	163,023	163,914	162,705
Net income (loss) per share—basic:	$(0.04)	$0.21	$(1.16)	$0.77
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$(6,448)	$35,235	$(190,609)	$124,826
Denominator:
Weighted-average common stock outstanding	164,083	163,023	163,914	162,705
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	2,708	—	2,790
Total common and common equivalent shares outstanding	164,083	165,731	163,914	165,495
Net income (loss) per share—diluted:	$(0.04)	$0.21	$(1.16)	$0.75
(1) Excluded from the computation of net income (loss) per share-diluted for the three and nine months ended March 31, 2022, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	5,393	322	5,069	918
Shares subject to outstanding PSU's(1)	164	132	219	117
Total	5,557	454	5,288	1,035
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

The following table presents information about the reportable segments for the three months ended March 31, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$233,172	$39,400	$7,152	$(4,611)		$275,113
Operating expenses	(200,990)	(41,288)	(6,002)	(13,819)	(1)	(262,099)
Other expenses, net	—	—	—	(23)		(23)
Adjusted EBITDA	$32,182	$(1,888)	$1,150	$(18,453)		12,991
Share-based compensation expense						(2,143)
Non-recurring expenses (2)						(703)
Depreciation and amortization						(6,679)
Loss on disposal of property, equipment, and software, net						(384)
Interest expense, net						(12,179)
Income tax benefit						2,649
Net loss						$(6,448)
(1) Operating expenses in the Corp & Elims division primarily include $12.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $4.1 million in professional services fees.

(2) These expenses primarily consist of costs related to the change in administrative agent with respect to the Senior Secured Credit Facility and severance expenses.

The following table presents information about the reportable segments for the three months ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$215,600	$44,823	$6,973	$(2,050)		$265,346
Operating expenses	(140,111)	(43,225)	(5,877)	(12,507)	(1)	(201,720)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$75,489	$1,598	$1,096	$(14,572)		63,611
Share-based compensation expense						(1,429)
Non-recurring expenses (2)						(4,667)
Fair value adjustments to contingent earnout obligations						(334)
Depreciation and amortization						(4,323)
Loss on disposal of property, equipment, and software						(101)
Interest expense, net						(7,355)
Loss on extinguishment of debt						(3,315)
Income tax expense						(6,852)
Net income						$35,235
(1) Operating expenses in the Corp & Elims division primarily include $9.8 million in salaries and benefits for certain general, administrative, and IT related departments and $3.2 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering.

The following table presents information about the reportable segments for the nine months ended March 31, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$497,459	$119,612	$20,755	$(10,205)		$627,621
Operating expenses	(646,883)	(117,347)	(16,798)	(43,149)	(1)	(824,177)
Other expenses, net	—	—	—	(177)		(177)
Adjusted EBITDA	$(149,424)	$2,265	$3,957	$(53,531)		(196,733)
Share-based compensation expense						(6,252)
Non-recurring expenses (2)						(2,857)
Depreciation and amortization						(17,957)
Loss on disposal of property, equipment, and software, net						(739)
Interest expense, net						(31,300)
Income tax benefit						65,229
Net loss						$(190,609)
(1) Operating expenses in the Corp & Elims division primarily include $33.6 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.1 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the Second Amendment, costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds, costs related to the change in administrative agent with respect to the Senior Secured Credit Facility, and severance expenses.

The following table presents information about the reportable segments for the nine months ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$604,309	$121,917	$23,752	$(4,293)		$745,685
Operating expenses	(385,363)	(105,532)	(16,889)	(34,771)	(1)	(542,555)
Other expenses, net	—	—	—	(58)		(58)
Adjusted EBITDA	$218,946	$16,385	$6,863	$(39,122)		203,072
Share-based compensation expense						(3,689)
Non-recurring expenses (2)						(5,490)
Fair value adjustments to contingent earnout obligations						(1,487)
Depreciation and amortization						(11,260)
Loss on disposal of property, equipment, and software						(261)
Interest expense, net						(20,898)
Loss on extinguishment of debt						(3,315)
Income tax expense						(31,846)
Net income						$124,826
(1) Operating expenses in the Corp & Elims division primarily include $24.8 million in salaries and benefits for certain general, administrative, and IT related departments and $9.5 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering as well as non-recurring compensation to a former executive, severance expenses, and expenses related to business continuity in response to the COVID-19 pandemic.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the

Company’s long-lived assets are located in the United States. For the three months ended March 31, 2022, three insurance carrier customers from Senior accounted for 25%, 23%, and 14% of total revenue, respectively. For the three months ended March 31, 2021, three insurance carrier customers from Senior accounted for 25%, 20%, and 15% of total revenue, respectively. For the nine months ended March 31, 2022, three insurance carrier customers from Senior accounted for 22%, 18%, and 13% of total revenue, respectively. For the nine months ended March 31, 2021, three insurance carrier customers from Senior accounted for 26%, 20%, and 15% of total revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” in our 2021 Annual Report. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our 2021 Annual Report and in Part II, Item 1A hereof.

Correction of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021, the Company determined that first year provision for certain final expense policies offered by one of its insurance carrier partners should have been accrued based on a higher lapse rate. See Note 1 to the condensed consolidated financial statements for additional information related to the correction, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have corrected certain previously reported financial information for the three and nine months ended March 31, 2021, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We evaluate our business using the following three segments:

Senior, our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 20 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, Wellcare, and Humana. MA and MS plans accounted for 83% and 77% of our approved Senior policies for the three months ended March 31, 2022 and 2021, respectively, and 83% and 80% for the nine months ended March 31, 2022 and 2021, respectively, with other ancillary type policies accounting for the remainder. Additionally, InsideResponse and Population Health (which includes SelectRx) are included in Senior for segment reporting purposes.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.0 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 34% and 43% of new premium within Life for the three months ended March 31, 2022 and 2021, respectively, with final expense policies accounting for 66% and 57% for the three months ended March 31, 2022 and 2021, respectively. For the nine months ended March 31, 2022 and 2021, term life policies accounted for 35% and 50% of new premium within Life, respectively, with final expense policies accounting for 65% and 50%, respectively.

Auto & Home was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 30 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 74% and 80% of new premium within Auto & Home for the three months ended March 31, 2022 and 2021, respectively, and 76% and 79% for the nine months ended March 31, 2022 and 2021, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Medicare Advantage	242,721	160,233	678,827	454,772
Medicare Supplement	1,389	3,738	6,318	24,287
Dental, Vision, and Hearing	40,178	38,757	122,214	101,819
Prescription Drug Plan	1,079	1,568	6,193	10,243
Other	4,907	6,781	11,436	12,603
Total	290,274	211,077	824,988	603,724

Total submitted policies increased by 38% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven primarily by a 51% increase in MA submitted policies and a 4% increase in DVH submitted policies, partially offset by a 63% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily due to increases in the number of agents we employ and overall close rates, which was partially driven by increased training for flex agents. During the three months ended March 31, 2022, we increased the number of average productive agents by 72%.

Total submitted policies increased by 37% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The increase was driven primarily by a 49% increase in MA submitted policies and a 20% increase in DVH submitted policies, partially offset by a 74% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily due to increases in the number of agents we employ, partially offset by lower agent productivity. During the nine months ended March 31, 2022, we increased the number of average productive agents by 100% and average productivity per agent declined by 29%.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Medicare Advantage	196,377	132,950	546,031	384,137
Medicare Supplement	1,159	3,073	4,654	19,849
Dental, Vision and Hearing	34,486	34,517	101,251	84,370
Prescription Drug Plan	1,095	2,109	5,315	9,556
Other	3,836	5,129	9,199	10,209
Total	236,953	177,778	666,450	508,121

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies increased by 33% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was driven primarily by a 48% increase in MA approved policies, partially offset by a 62% decrease in MS approved policies. Total approved policies increased by 31% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The increase was driven primarily by a 42% increase in MA approved policies and a 20% increase in DVH approved policies, partially offset by a 77% decrease in MS approved policies. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, this year we experienced a 2% and 5% decrease in MA submitted-to-approved conversion rates for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021, respectively, driven by higher consumer switching behavior. This resulted in MA approved policies growing at a slower rate than MA submitted policies.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Medicare Advantage	$933	$1,362	$935	$1,290
Medicare Supplement	949	1,345	1,275	1,263
Dental, Vision and Hearing	120	129	123	140
Prescription Drug Plan	229	213	235	230
Other	95	60	77	95

The LTV per MA approved policy decreased 31% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The MA LTV was negatively impacted by lower MA persistency rates, increase in constraint, the switch to policy level persistency, carrier mix, and higher provision for first year and renewal year lapse rates, somewhat offset by higher commission rates. The LTV per MS approved policy decreased 29% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The MS LTV was negatively impacted by an increase in provision for intra-year lapses and a shift in carrier mix towards carriers that pay us more upfront but less over time.

The LTV per MA approved policy decreased 28% while the LTV per MS approved policy increased 1% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The MA LTV was negatively impacted by lower MA persistency rates, increase in constraint, the switch to policy level persistency, carrier mix, and higher provision for first year and renewal year lapse rates, somewhat offset by higher commission rates.

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

	Twelve Months Ended March 30,
(dollars per approved policy):	2022	2021
Medicare Advantage and Medicare Supplement approved policies	636,195	464,653
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$963	$1,286
Other commission per MA/MS policy	29	38
Other per MA/MS policy	(14)	166
Total revenue per MA/MS policy	978	1,490
Total operating expenses per MA/MS policy	(1,173)	(947)
Adjusted EBITDA per MA/MS policy (1)	$(195)	$543
Adjusted EBITDA Margin per MA/MS policy (1)	(20)%	36%
Revenue/CAC multiple	1.8X	3.1X
(1) These financial metrics are not calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of these non-GAAP financial measures and a reconciliation of such measures to their nearest comparable financial measures calculated and presented in accordance with GAAP.

Total revenue per policy decreased 34% for the twelve months ended March 31, 2022, compared to the twelve months ended March 31, 2021. Approximately 50% of the decrease was due to the lower LTV of MA policies. Approximately 40% of the decrease was due to the $145.0 million adjustment from a change in estimate of primarily Senior MA cohort transaction prices, discussed further below in “Key Components of our Results of Operations”, and the remainder was due to a decrease in overall MS revenue somewhat offset by higher marketing development funds received per approved MA/MS policy and the addition of revenue from SelectRx. Total cost per policy increased 24% for the twelve months ended March 31, 2022, compared to the twelve months ended March 31, 2021, due to higher fulfillment costs associated with scaling Population Health and SelectRx, higher sales expenses driven by a reduction in agent productivity during AEP, and an increase in our marketing and advertising expense driven by lower close rates during AEP.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2022	2021	2022	2021
Term Premiums	$14,933	$19,043	$45,990	$56,784
Final Expense Premiums	28,532	24,817	83,718	56,269
Total	$43,465	$43,860	$129,708	$113,053

Total term premiums decreased 22% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The number of policies sold declined 30% driven by lower agent headcount, which was somewhat offset by a 12% increase in the average premium per policy sold. Final expense premiums increased 15% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to an increase in the number of agents selling final expense policies.

Total term premiums decreased 19% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021. The number of policies sold declined 28% driven by lower agent headcount, which was somewhat offset by a 12% increase in the average premium per policy sold. Final expense premiums increased 49% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, due to an increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2022	2021	2022	2021
Premiums	$12,516	$12,010	$36,358	$42,165

Total premiums increased 4% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as our agent force was relatively flat year over year.

Total premiums decreased 14% for the nine months ended March 31, 2022, compared to the nine months ended March 31, 2021, primarily due to our strategy to reduce the growth in Auto & Home.

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

The following tables reconcile Adjusted EBITDA and net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended March 31, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(6,448)
Share-based compensation expense					2,143
Non-recurring expenses (1)					703
Depreciation and amortization					6,679
Loss on disposal of property, equipment, and software, net					384
Interest expense, net					12,179
Income tax benefit					(2,649)
Adjusted EBITDA	$32,182	$(1,888)	$1,150	$(18,453)	$12,991
(1) These expenses primarily consist of costs related to the change in administrative agent with respect to the Senior Secured Credit Facility and severance expenses.

Three Months Ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$35,235
Share-based compensation expense					1,429
Non-recurring expenses (1)					4,667
Fair value adjustments to contingent earnout obligations					334
Depreciation and amortization					4,323
Loss on disposal of property, equipment, and software					101
Interest expense, net					7,355
Loss on extinguishment of debt					3,315
Income tax expense					6,852
Adjusted EBITDA	$75,489	$1,598	$1,096	$(14,572)	$63,611
(1) These expenses primarily consist of costs incurred for the First Amendment, the acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering.

Nine months ended March 31, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(190,609)
Share-based compensation expense					6,252
Non-recurring expenses (1)					2,857
Depreciation and amortization					17,957
Loss on disposal of property, equipment, and software, net					739
Interest expense, net					31,300
Income tax benefit					(65,229)
Adjusted EBITDA	$(149,424)	$2,265	$3,957	$(53,531)	$(196,733)
(1) These expenses primarily consist of costs incurred for the Second Amendment, costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds, costs related to the change in administrative agent with respect to the Senior Secured Credit Facility, and severance expenses.

Nine Months Ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$124,826
Share-based compensation expense					3,689
Non-recurring expenses (1)					5,490
Fair value adjustments to contingent earnout obligations					1,487
Depreciation and amortization					11,260
Loss on disposal of property, equipment, and software					261
Interest expense, net					20,898
Loss on extinguishment of debt					3,315
Income tax expense					31,846
Adjusted EBITDA	$218,946	$16,385	$6,863	$(39,122)	$203,072
(1) These expenses primarily consist of costs incurred for the First Amendment, the acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering as well as non-recurring compensation to a former executive, severance expenses, and expenses related to business continuity in response to the COVID-19 pandemic.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2022		2021		2022		2021
Revenue
Commission	$222,538	81%	$235,216	89%	$495,494	79%	$660,631	89%
Production bonus and other	52,575	19%	30,130	11%	132,127	21%	85,054	11%
Total revenue	275,113	100%	265,346	100%	627,621	100%	745,685	100%
Operating costs and expenses
Cost of revenue	119,459	43%	71,439	27%	359,732	57%	206,605	28%
Marketing and advertising	125,082	45%	116,690	44%	409,005	65%	298,696	40%
General and administrative	21,031	8%	19,251	7%	64,570	10%	44,496	6%
Technical development	6,436	2%	4,860	2%	18,675	3%	13,458	2%
Total operating costs and expenses	272,008	98%	212,240	80%	851,982	135%	563,255	76%
Income (loss) from operations	3,105	1%	53,106	20%	(224,361)	(36)%	182,430	24%
Interest expense, net	(12,179)	(4)%	(7,355)	(3)%	(31,300)	(5)%	(20,898)	(3)%
Loss on extinguishment of debt	—	—%	(3,315)	(1)%	—	—%	(3,315)	—%
Other expense, net	(23)	—%	(349)	—%	(177)	—%	(1,545)	—%
Loss before income tax benefit	(9,097)	(3)%	42,087	16%	(255,838)	(41)%	156,672	21%
Income tax benefit	(2,649)	(1)%	6,852	3%	(65,229)	(10)%	31,846	4%
Net income (loss)	$(6,448)	(2)%	$35,235	13%	$(190,609)	(31)%	$124,826	17%

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

The following table presents our commission revenue, production bonus and other revenue, and total revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
Commission	$222,538	$235,216	(5)%	$495,494	$660,631	(25)%
Production bonus and other	52,575	30,130	74%	132,127	85,054	55%
Total revenue	$275,113	$265,346	4%	$627,621	$745,685	(16)%

Three Months Ended March 31, 2022 and 2021–Commission revenue decreased $12.7 million, or 5%, for the three months ended March 31, 2022, and included decreases in Senior and Life of $6.3 million and $4.5 million, respectively, partially offset by an increase in Auto & Home of $0.6 million. For Senior, despite a 33% increase in approved policies, the reduction in revenue was driven by a 31% reduction in LTV’s of approved MA policies, as discussed above. Life’s revenue decline was primarily driven by a $4.0 million decrease in term life revenue. The $22.4 million increase in production bonus and other revenue was primarily driven by $18.4 million of new pharmacy prescription revenue from SelectRx and a $6.1 million increase in marketing development funds received for Senior, partially offset by a reduction of $4.5 million in external lead generation revenue from InsideResponse, as more of their leads were consumed within the Senior division than in the prior year.

Nine Months Ended March 31, 2022 and 2021–Commission revenue decreased $165.1 million, or 25%, for the nine months ended March 31, 2022, which included decreases in Senior, Life, and Auto & Home of $155.7 million, $2.7 million, and $1.8 million, respectively. For Senior, the revenue decline was driven by the 28% reduction in LTV’s of approved MA policies and the $145.0 million downward adjustment from a change in estimate of Senior MA cohort transaction prices made during the three months ended December 31, 2021. Life’s revenue decline was driven by an $11.4 million decrease in term life revenue, partially offset by an $8.7 million increase in final expense revenue, which was a result of the investment we have made in agents to grow sales of these policies. The revenue decline for Auto & Home was driven by our strategy to reduce the growth in that division. The $47.1 million increase in production bonus and other revenue was primarily driven by $31.6 million of new pharmacy prescription revenue from SelectRx and a $21.7 million increase in marketing development funds received for Senior, partially offset by a reduction of $13.1 million in external lead generation revenue from InsideResponse, as more of their leads were consumed within Senior than in the prior year.

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

The following table presents our cost of revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
Cost of revenue	$119,459	$71,439	67%	$359,732	$206,605	74%

Three Months Ended March 31, 2022 and 2021–Cost of revenue increased $48.0 million, or 67%, for the three months ended March 31, 2022, primarily due to a $29.2 million increase in compensation costs driven by the growth in the number of employees within Senior. The increase in headcount also drove increases in the allocations of $2.8 million for facilities, telecommunications, and software maintenance costs and $0.7 million for licensing costs. Additionally, there was $13.6 million of new medication costs in cost of revenue for SelectRx.

Nine Months Ended March 31, 2022 and 2021–Cost of revenue increased $153.1 million, or 74%, for the nine months ended March 31, 2022, primarily due to a $104.3 million increase in compensation costs driven by the growth in the number of employees within Senior. The increase in headcount also drove increases in the allocations of $13.1 million for facilities, telecommunications, and software maintenance costs and $7.8 million for licensing costs. Additionally, there was $23.8 million of new medication costs in cost of revenue for SelectRx.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
Marketing and advertising	$125,082	$116,690	7%	$409,005	$298,696	37%

Three Months Ended March 31, 2022 and 2021–Marketing and advertising expenses increased $8.4 million, or 7%, for the three months ended March 31, 2022, primarily due to a $6.9 million increase in lead costs associated with generating more leads for our larger agent base to consume and a $0.5 million increase in compensation costs, as we increased the number of employees supporting our marketing organization to produce more leads. Additionally, there was a $0.7 million increase in depreciation and amortization expense due to additional fixed assets and software in service.

Nine Months Ended March 31, 2022 and 2021–Marketing and advertising expenses increased $110.3 million, or 37%, for the nine months ended March 31, 2022, primarily due to a $101.0 million increase in lead costs associated with generating more leads for our larger agent base to consume and lower overall close rates which impacted our marketing efficiency and a $6.8 million increase in compensation costs, as we increased the number of employees supporting our marketing organization to produce more leads. Additionally, there was a $1.8 million increase in depreciation and amortization expense due to additional fixed assets and software in service.

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

The following table presents our general and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
General and administrative	$21,031	$19,251	9%	$64,570	$44,496	45%

Three Months Ended March 31, 2022 and 2021–General and administrative expenses increased $1.8 million, or 9%, for the three months ended March 31, 2022, primarily due to a $3.5 million increase in compensation costs due to additional headcount to support the growth in the business, offset by a $4.5 million decrease in corporate development costs primarily related to one-time costs which were incurred in the prior year for the First Amendment to the Senior Secured Credit Facility.

Nine Months Ended March 31, 2022 and 2021–General and administrative expenses increased $20.1 million, or 45%, for the nine months ended March 31, 2022, primarily due to increases of $13.9 million in compensation costs due to additional headcount to support the growth in the business, $3.5 million in depreciation and amortization expenses due to additional fixed assets and software in service, and $3.2 million in professional services fees due to increases in recruiting, accounting and legal, and insurance costs. The increase was partially offset by a $2.8 million decrease in corporate development costs primarily related to one-time costs which were incurred in the prior year for the First Amendment to the Senior Secured Credit Facility.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
Technical development	$6,436	$4,860	32%	$18,675	$13,458	39%

Three Months Ended March 31, 2022 and 2021–Technical development expenses increased $1.6 million, or 32%, for the three months ended March 31, 2022, primarily due to a $0.7 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount. The increase in headcount also drove increases in the allocations of $0.5 million for facilities, telecommunications, and software maintenance costs.

Nine Months Ended March 31, 2022 and 2021–Technical development expenses increased $5.2 million, or 39%, for the nine months ended March 31, 2022, primarily due to a $2.9 million increase in compensation costs related to our technology personnel noted above. The increase in headcount also drove increases in the allocations of $1.3 million for facilities, telecommunications, and software maintenance costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
Interest expense, net	$(12,179)	$(7,355)	66%	$(31,300)	$(20,898)	50%

Three Months Ended March 31, 2022 and 2021–Interest expense increased $4.8 million, or 66%, as a result of the increase in our outstanding balances on the Term Loans and DDTL Facility, amortization of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, and the ticking fee interest assessed on the remaining available borrowing capacity of the DDTL Facility.

Nine Months Ended March 31, 2022 and 2021–Interest expense increased $10.4 million, or 50%, as a result of the increase in our outstanding balances on the Term Loans and DDTL Facility, amortization of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, and the ticking fee interest assessed on the remaining available borrowing capacity of the DDTL Facility.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2022	2021	2021 vs. 2020	2022	2021	2021 vs. 2020
Income tax expense (benefit)	$(2,649)	$6,852	(139)%	$(65,229)	$31,846	(305)%
Effective tax rate	29.1%	16.3%		25.5%	20.3%

Three Months Ended March 31, 2022 and 2021–For the three months ended March 31, 2022 and 2021, we recognized income tax benefit of $2.6 million and income tax expense of $6.9 million, respectively, representing effective tax rates of 29.1% and 16.3%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2022, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2021, were primarily related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

Nine Months Ended March 31, 2022 and 2021–For the nine months ended March 31, 2022 and 2021, we recognized income tax benefit of $65.2 million and income tax expense of $31.8 million, respectively, representing effective tax rates of 25.5% and 20.3%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2022, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2021, were primarily related to state income taxes, partially offset by state tax credits such as HPIP and discrete items for the period related to the exercise of non-qualified stock options.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended March 31, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$233,172	$39,400	$7,152	$(4,611)		$275,113
Operating expenses	(200,990)	(41,288)	(6,002)	(13,819)	(1)	(262,099)
Other expenses, net	—	—	—	(23)		(23)
Adjusted EBITDA	$32,182	$(1,888)	$1,150	$(18,453)		12,991
Share-based compensation expense						(2,143)
Non-recurring expenses (2)						(703)
Depreciation and amortization						(6,679)
Loss on disposal of property, equipment, and software, net						(384)
Interest expense, net						(12,179)
Income tax benefit						2,649
Net loss						$(6,448)
(1) Operating expenses in the Corp & Elims division primarily include $12.0 million in salaries and benefits for certain general, administrative, and IT related departments and $4.1 million in professional services fees.

(2) These expenses primarily consist of costs related to the change in administrative agent with respect to the Senior Secured Credit Facility and severance expenses.

Three Months Ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$215,600	$44,823	$6,973	$(2,050)		$265,346
Operating expenses	(140,111)	(43,225)	(5,877)	(12,507)	(1)	(201,720)
Other expenses, net	—	—	—	(15)		(15)
Adjusted EBITDA	$75,489	$1,598	$1,096	$(14,572)		63,611
Share-based compensation expense						(1,429)
Non-recurring expenses (2)						(4,667)
Fair value adjustments to contingent earnout obligations						(334)
Depreciation and amortization						(4,323)
Loss on disposal of property, equipment, and software						(101)
Interest expense, net						(7,355)
Loss on extinguishment of debt						(3,315)
Income tax expense						(6,852)
Net income						$35,235
(1) Operating expenses in the Corp & Elims division primarily include $9.8 million in salaries and benefits for certain general, administrative, and IT related departments and $3.2 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering.

Nine Months Ended March 31, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$497,459	$119,612	$20,755	$(10,205)		$627,621
Operating expenses	(646,883)	(117,347)	(16,798)	(43,149)	(1)	(824,177)
Other expenses, net	—	—	—	(177)		(177)
Adjusted EBITDA	$(149,424)	$2,265	$3,957	$(53,531)		(196,733)
Share-based compensation expense						(6,252)
Non-recurring expenses (2)						(2,857)
Depreciation and amortization						(17,957)
Loss on disposal of property, equipment, and software, net						(739)
Interest expense, net						(31,300)
Income tax benefit						65,229
Net loss						$(190,609)
(1) Operating expenses in the Corp & Elims division primarily include $33.6 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.1 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the Second Amendment, costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds, costs related to the change in administrative agent with respect to the Senior Secured Credit Facility, and severance expenses.

Nine Months Ended March 31, 2021:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$604,309	$121,917	$23,752	$(4,293)		$745,685
Operating expenses	(385,363)	(105,532)	(16,889)	(34,771)	(1)	(542,555)
Other expenses, net	—	—	—	(58)		(58)
Adjusted EBITDA	$218,946	$16,385	$6,863	$(39,122)		203,072
Share-based compensation expense						(3,689)
Non-recurring expenses (2)						(5,490)
Fair value adjustments to contingent earnout obligations						(1,487)
Depreciation and amortization						(11,260)
Loss on disposal of property, equipment, and software						(261)
Interest expense, net						(20,898)
Loss on extinguishment of debt						(3,315)
Income tax expense						(31,846)
Net income						$124,826
(1) Operating expenses in the Corp & Elims division primarily include $24.8 million in salaries and benefits for certain general, administrative, and IT related departments and $9.5 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment, the acquisition of a lead distribution company, re-designation of the hedge, and the Secondary Offering as well as non-recurring compensation to a former executive, severance expenses, and expenses related to business continuity in response to the COVID-19 pandemic.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Senior:
Commission revenue:
Medicare advantage	$176,603	$181,040	$(4,437)	(2)%	$355,949	$493,745	$(137,796)	(28)%
Medicare supplement	912	2,981	(2,069)	(69)%	4,849	23,716	(18,867)	(80)%
Prescription drug plan	393	449	(56)	(12)%	1,393	2,166	(773)	(36)%
Dental, vision, and health	4,150	4,671	(521)	(11)%	12,285	13,041	(756)	(6)%
Other commission revenue	1,415	619	796	129%	4,269	1,822	2,447	134%
Total commission revenue	183,473	189,760	(6,287)	(3)%	378,745	534,490	(155,745)	(29)%
Production bonus and other revenue	49,699	25,840	23,859	92%	118,714	69,819	48,895	70%
Total Senior revenue	233,172	215,600	17,572	8%	497,459	604,309	(106,850)	(18)%
Life:
Commission revenue:
Term	15,779	19,777	(3,998)	(20)%	48,151	59,549	(11,398)	(19)%
Final expense	19,626	20,088	(462)	(2)%	55,100	46,362	8,738	19%
Total commission revenue	35,405	39,865	(4,460)	(11)%	103,251	105,911	(2,660)	(3)%
Production bonus and other revenue	3,995	4,958	(963)	(19)%	16,361	16,006	355	2%
Total Life revenue	39,400	44,823	(5,423)	(12)%	119,612	121,917	(2,305)	(2)%
Auto & Home:
Total commission revenue	6,539	5,910	629	11%	19,187	21,014	(1,827)	(9)%
Production bonus and other revenue	613	1,063	(450)	(42)%	1,568	2,738	(1,170)	(43)%
Total Auto & Home revenue	7,152	6,973	179	3%	20,755	23,752	(2,997)	(13)%
Eliminations:
Total commission revenue	(2,879)	(319)	(2,560)	803%	(5,689)	(784)	(4,905)	626%
Production bonus and other revenue	(1,732)	(1,731)	(1)	—%	(4,516)	(3,509)	(1,007)	29%
Total Elimination revenue	(4,611)	(2,050)	(2,561)	125%	(10,205)	(4,293)	(5,912)	138%
Total commission revenue	222,538	235,216	(12,678)	(5)%	495,494	660,631	(165,137)	(25)%
Total production bonus and other revenue	52,575	30,130	22,445	74%	132,127	85,054	47,073	55%
Total revenue	$275,113	$265,346	$9,767	4%	$627,621	$745,685	$(118,064)	(16)%

Revenue by Segment

Three Months Ended March 31, 2022 and 2021–Revenue from Senior was $233.2 million for the three months ended March 31, 2022, a $17.6 million, or 8%, increase compared to revenue of $215.6 million for the three months ended March 31, 2021. The increase was due to $18.4 million of new pharmacy prescription revenue from SelectRx and a $6.1 million increase in marketing development funds received, partially offset by a reduction of

$4.5 million of external lead generation revenue from InsideResponse and a $4.4 million, or 2%, decrease in MA commission revenue.

Revenue from Life was $39.4 million for the three months ended March 31, 2022, a $5.4 million, or 12%, decrease compared to revenue of $44.8 million for the three months ended March 31, 2021. The decrease included $4.0 million from term life, $0.5 million from final expense, and $1.0 million from production bonus and other revenue.

Revenue from Auto & Home was $7.2 million for the three months ended March 31, 2022, a $0.2 million, or 3%, increase compared to revenue of $7.0 million for the three months ended March 31, 2021, primarily due to improvements in agent productivity.

Nine Months Ended March 31, 2022 and 2021–Revenue from Senior was $497.5 million for the nine months ended March 31, 2022, a $106.9 million, or 18%, decrease compared to revenue of $604.3 million for the nine months ended March 31, 2021. The decrease was due to a $137.8 million, or 28%, decrease in MA commission revenue primarily from the $145.0 million adjustment from the change in estimate of cohort transaction prices discussed above, a $18.9 million decrease in MS commission revenue, and a reduction of $13.1 million in external lead generation revenue from InsideResponse, partially offset by $31.6 million of new pharmacy prescription revenue from SelectRx and a $21.7 million increase in marketing development funds received.

Revenue from Life was $119.6 million for the nine months ended March 31, 2022, a $2.3 million, or 2%, decrease compared to revenue of $121.9 million for the nine months ended March 31, 2021. The decrease was primarily due to an $11.4 million decrease in term life revenue, partially offset by an $8.7 million increase in final expense revenue.

Revenue from Auto & Home was $20.8 million for the nine months ended March 31, 2022, a $3.0 million, or 13%, decrease compared to revenue of $23.8 million for the nine months ended March 31, 2021, primarily due to our strategy to reduce the growth in Auto & Home.

Adjusted EBITDA by Segment

Three Months Ended March 31, 2022 and 2021–Adjusted EBITDA from Senior was $32.2 million for the three months ended March 31, 2022, a $43.3 million decrease compared to Adjusted EBITDA of $75.5 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was due to a $60.9 million increase in operating costs and expenses primarily from a $18.2 million increase in personnel costs associated with additional headcount, $14.3 million higher fulfillment costs associated with scaling Population Health and SelectRx, $13.6 million in pharmaceutical costs for SelectRx, and $11.2 million increase in variable marketing expenses as discussed above. The increase in operating costs and expenses was partially offset by a $17.6 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $(1.9) million for the three months ended March 31, 2022, a $3.5 million decrease compared to Adjusted EBITDA of $1.6 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily due to the $5.4 million decrease in revenue discussed above, partially offset by a $1.9 million decrease in operating costs and expenses primarily attributable to lower headcount and marketing costs.

Adjusted EBITDA from Auto & Home was $1.2 million for the three months ended March 31, 2022, a $0.1 million, or 5%, increase compared to Adjusted EBITDA of $1.1 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA was primarily due to the $0.2 million increase in revenue discussed above and a reduction in operating costs and expenses due to lower headcount.

Nine Months Ended March 31, 2022 and 2021–Adjusted EBITDA from Senior was $(149.4) million for the nine months ended March 31, 2022, a $368.4 million decrease compared to Adjusted EBITDA of $218.9 million for the nine months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily due to a $261.5 million increase in operating costs and expenses primarily from a $102.7 million increase in variable marketing expenses as discussed above, an $81.1 million increase in personnel costs associated with additional headcount, $40.5 million higher fulfillment costs associated with scaling Population Health and SelectRx, and $23.8 million in pharmaceutical costs for SelectRx. In addition, there was a $106.9 million decrease in revenue primarily as a result of the $145.0 million adjustment from a change in estimate of cohort transaction prices discussed above.

Adjusted EBITDA from Life was $2.3 million for the nine months ended March 31, 2022, a $14.1 million, or 86%, decrease compared to Adjusted EBITDA of $16.4 million for the nine months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily due to a $11.8 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses related to final expense.

Adjusted EBITDA from Auto & Home was $4.0 million for the nine months ended March 31, 2022, a $2.9 million, or 42%, decrease compared to Adjusted EBITDA of $6.9 million for the nine months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily due to a $3.0 million decrease in revenue.

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

Risks and Uncertainties Regarding Liquidity and Compliance with our Senior Secured Credit Facility Covenant

Under the Senior Secured Credit Facility, we are required to maintain a certain asset coverage ratio, as discussed further in Note 7 to the condensed consolidated financial statements. As of March 31, 2022, we are in compliance with all of our debt covenants; however, our financial projections indicate that, based on our current business plan, we will not maintain the required asset coverage ratio within one year after the date that the condensed consolidated financial statements are issued. Failure to maintain the required ratio would constitute a violation of our obligations under the Senior Secured Credit Facility and would permit our lenders to declare us in default. In the event of a default, our lenders could accelerate all amounts owing under the Senior Secured Credit Facility. We do not currently have sufficient liquidity to repay such indebtedness. We have commenced discussions of a covenant waiver or modification with our lenders; however, we cannot provide any assurances that we will be successful in obtaining such a waiver or modification on acceptable terms, or at all. As a result, there is substantial doubt about our ability to continue as a going concern.

Cash Flows

As of March 31, 2022 and June 30, 2021, our cash and cash equivalents totaled $199.4 million and $286.5 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Nine Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(284,362)	$(60,947)
Net cash used in investing activities	(40,012)	(36,206)
Net cash provided by financing activities	237,279	97,331

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

Nine Months Ended March 31, 2022—Cash used in operating activities was $284.4 million, consisting of net loss of $190.6 million, adjustments for non-cash items of $33.4 million, and cash used in operating assets and liabilities of $60.4 million. Adjustments for non-cash items primarily consisted of $65.6 million in deferred income taxes, offset by $18.0 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount, internally developed software in service, and SelectRx infrastructure, $6.3 million of share-based compensation expense, $4.2 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility, and $3.1 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $62.8 million in accounts receivable and $8.3 million in other assets related to an increase in inventory for SelectRx and an increase in prepaid expenses, partially offset by a decrease of $7.6 million in commissions receivable and increases of $8.1 million in accounts payable and accrued expenses, all driven by the increased marketing and personnel costs for AEP and OEP.

Nine Months Ended March 31, 2021—Cash used in operating activities was $60.9 million, consisting of net income of $124.8 million and adjustments for non-cash items of $56.3 million, offset by cash used in operating assets and liabilities of $242.1 million. Adjustments for non-cash items primarily consisted of $31.7 million in deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $11.3 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $3.7 million of share-based compensation expense, and $2.9 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $251.2 million in commissions receivable and $49.2 million in accounts receivable related to the increase in approved policies partially offset by increases of $26.2 million in accounts payable and accrued expenses and $30.4 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion, and capitalized salaries related to the development of internal-use software.

Nine Months Ended March 31, 2022—Net cash used in investing activities of $40.0 million was due to $24.5 million of purchases of property and equipment primarily to support AEP and OEP and the growth of SelectRx infrastructure, $7.6 million in purchases of software and capitalized internal-use software, $6.9 million of net cash paid to acquire Simple Meds, and a $1.0 million non-controlling interest equity investment.

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

Nine Months Ended March 31, 2022—Net cash provided by financing activities of $237.3 million was primarily due to $242.0 million in net proceeds from the DDTL Facility and $3.2 million in proceeds from common stock options exercised and the employee stock purchase plan, partially offset by a holdback settlement of $5.5 million for acquisition of a lead distribution company, principal payments of $1.2 million and $0.6 million on the Term Loans and DDTL Facility, respectively, and $0.3 million in debt issuance costs related to the Second Amendment and Third Amendment to the Senior Secured Credit Facility.

Nine Months Ended March 31, 2021—Net cash provided by financing activities of $97.3 million was primarily due to $228.8 million in net proceeds from the Term Loans as a result of the First Amendment, partially offset by payments of $84.1 million related to the partial extinguishment of the Term Loans, $32.3 million of earnout for the InsideResponse acquisition, and $10.0 million for withholding taxes related to net share settlements of employee stock option awards.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2022. As of March 31, 2022, there was $470.7 million outstanding under the Term Loans and $244.4 million outstanding under the DDTL Facility. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

Contractual Obligations

Other than the discussion in Note 8 to the condensed consolidated financial statements, as of March 31, 2022, there have been no material changes to our contractual obligations as previously described in our 2021 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

The Company completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective, because of a material weakness in our internal controls over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, an error was identified during the three months ended December 31, 2021, relative to the Life first year commission revenue provision for certain final expense policies. As a result of the error, management concluded that our controls addressing the completeness and accuracy of carrier and policy information utilized to determine the first year provision were not designed effectively. This material weakness resulted in the correction of an error in the Company’s interim financial statements for the quarters ended December 31, 2020, and March 31, 2021, for which we have concluded such errors are not material to those previously reported financial statements.

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

Management’s Plan to Remediate the Material Weakness

As a result of this material weakness identified, we have made significant progress on implementing remediation measures including, but not limited to, obtaining complete and accurate carrier information feeds to support first year provision for final expense policies, reviewing policies as applicable to ensure additional risk mitigation, and enhancing procedures to assess the ongoing completeness and accuracy of carrier information utilized in supporting provisioning control activities. The initiatives we are implementing to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which the Company is a party is included in Part I, Item 1 hereof under “Note 8, Commitments and Contingencies – Legal Contingencies and Obligations,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors disclosed in our 2021 Annual Report. Realization of any of these risks could have a material adverse effect on our business financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

Our ability to continue as a going concern is dependent upon our ability to obtain a waiver or modification of certain of our debt covenants from our lenders.

Pursuant to the terms of our Senior Secured Credit Facility, we are required to maintain a certain asset coverage ratio. Our financial projections indicate that, based on our current business plan, our asset coverage ratio will fall below the required level within one year of the date of issuance of our financial statements for the three months ended March 31, 2022. If we are unable to maintain the required asset coverage ratio, our lenders could declare us in default of our obligations and accelerate all amounts owing under the Senior Secured Credit Facility. We do not expect we would have sufficient liquidity to repay such indebtedness. As a result, we would not be able to continue as a going concern if we cannot obtain a waiver or modification of the covenant concerning our asset coverage ratio from our lenders. While we have commenced discussions with our lenders regarding such a waiver or modification, we cannot assure you we will be successful in obtaining such a waiver or modification on acceptable terms, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1	SelectQuote, Inc. 2020 Employee Stock Purchase Plan (as Amended and Restated Effective as of April 1, 2022)
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.
May 5, 2022	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Raffaele Sadun
Name: Raffaele Sadun
Title: Chief Financial Officer