Form 10-K
period 2022-06-30
SelectQuote, Inc.
filed 2022-08-29
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2022

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

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2021, the last business day of our most recently completed second fiscal quarter, based on the closing price of $9.06 reported by the New York Stock Exchange on that date, was $1,213,575,592. Solely for the purposes of this calculation, the Registrant has excluded shares held by the Registrant's directors and executive officers as of December 31, 2021. Such exclusion shall not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

The registrant had outstanding 164,452,029 shares of common stock as of July 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (its “2022 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

SelectQuote, Inc. (together with its subsidiaries, “SelectQuote”, the “Company”, “we”, “us”) is a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform for insurance products and healthcare services. Our insurance distribution business, which has operated continuously for over 35 years, provides consumers with a transparent and convenient venue to shop for complex senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high-quality consumer leads sourced from a wide variety of online and offline marketing channels including search engines, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channels, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with a sales agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads.

Our proprietary routing and workflow system is a key competitive advantage and driver of our business performance. Our systems analyze and intelligently route consumer leads to agents and allow us to monitor, segment, and enhance our agents’ performance. This technological advantage also allows us to rapidly conduct a needs-based, tailored analysis for each consumer that maximizes sales, enhances customer retention, and ultimately maximizes policyholder lifetime revenues. Although we have the ability to conduct end-to-end enrollments online, our expertise and value add stems from the coupling of our technology with our skilled agents, which provides greater transparency in pricing terms and choice and an overall better consumer experience. When customers are satisfied, their propensity to switch policies decreases, thereby improving retention rates (“persistency”), increasing policyholder lifetime values and, ultimately, optimizing our financial performance.

Our unique platform has enabled us to expand our distribution business in recent years to include additional products beyond insurance policies. In interacting with thousands of consumers over the years, we identified a large opportunity to leverage our existing database and distribution model to improve access to healthcare services. In addition to improving consumers’ health outcomes, this service creates deeper relationships with our insurance carrier partners by increasing policy persistency and, in turn, reducing their overall costs. Additionally, we now offer pharmacy services through our closed-door, long-term care pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services.

Recent Events

Change in Strategic Direction

As previously disclosed in our Current Reports on Form 8-K filed with the SEC on February 7 and May 5, 2022, respectively, we updated our operating strategy in the second half of the 2022 fiscal year in response to significant changes in the insurance distribution market observed in late 2021. Our updated strategy is designed to improve short-term cash efficiency and long-term profitability by stabilizing the growth of our Medicare Advantage distribution business and focusing additional efforts on the growth of our healthcare services business. One key element of this strategy is mitigating our operational risk by embracing a growth strategy that reduces our operating leverage and prioritizes our returns. At the core of this approach is a planned pullback in our Medicare policy production to allow us to refine our sales, marketing, and operational approach to place greater emphasis on cash efficiency, profitability, and writing business with greater potential to persist over the long term. Additionally, our strategic direction provides a differentiated approach to broader healthcare services that we believe will create a significant competitive advantage in the years ahead. For additional information about our updated strategy, please refer to our Current Report on Form 8-K filed with the SEC on August 29, 2022.

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

As a technology-enabled distributor of scale in our end markets, we believe that we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance distribution landscape. Under the traditional insurance distribution model, consumers are often unaware of their full range of coverage options and are at risk of receiving opaque, “one size fits all” recommendations primarily intended to maximize agent commissions over their needs. In contrast, the insurance distribution landscape today is one in which consumers of insurance demand greater choice, seek more transparency in pricing, and use the internet to self-research their insurance options. Recent technological innovations, including the proliferation of smart mobile devices as a means of consumer purchasing, consumer demand for price transparency and comparison shopping, and the development of machine learning for business applications, continue to transform the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and increasingly comfortable shopping online. We believe our ability to offer multiple carriers’ policies, proprietary technology platform, vast datasets and use of machine learning in key aspects of our business positions us well to take advantage of these consumer trends.

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

Our systems allow us to gain valuable insights from the rich sources of consumer information we have gathered over more than three decades, and we use data analytics and proprietary algorithms to enhance our sales and marketing strategies in an effort to maximize our return on our marketing spend and enhance our agents’ close rates. As we have grown, we have continued to gather valuable data that has allowed us to further enhance our algorithms. Accordingly, we have been able to improve our lead acquisition efficiency and scoring and workflow processing capabilities, which has enabled us to serve customers more efficiently and has improved the value proposition we offer to our insurance carrier partners. As our value proposition has grown, our insurance carrier partners have come to rely more on our distribution capabilities and have collaborated with us more deeply in product design, helping fuel our growth. We expect this virtuous cycle to continue as we execute on our mission. Furthermore, through our healthcare services business, we are capitalizing on the adaptability of our proprietary technology to improve consumers’ health outcomes and to deepen the relationship with our insurance carrier partners.

Our Agents

Our agent force is one of the two foundational pillars that support our business. The insurance products we sell are often complicated, and each consumer has different needs. We believe the most effective method for matching products with each consumer’s needs requires the attention of highly trained and skilled agents, and we believe this training and expertise differentiates us from the traditional distribution model. Each of our lines of business has dedicated licensed agents who are subject matter experts in that line, which allows them to provide deep expertise and helpful advice that are specific to a client’s needs. We have developed what we believe is a best-in-class talent management system that allows us to recruit from across the United States and build and retain top agents. We provide each new agent with up to 10 weeks of proprietary in-house training, which is later supplemented by ongoing training during the agent’s full-time employment. Our training is designed to ensure that every agent is well-equipped with a deep understanding of the products they sell and the customer service and sales skills necessary to best service the customer. A goal of ours is that every agent in whom we invest will build a long and rewarding career with us.

Our agents are segmented into multiple levels based on their productivity, with the most productive agents given first access to the highest quality leads. In our Senior segment, level one agents demonstrate higher productivity and close rates and lower attrition than similarly situated Senior agents in levels below them. Essentially, this process allows us to match a lead with the appropriate agent and to optimize our agent’s most valuable asset: time. Each agent guides the potential customer through tailored policy options and provides education on complex senior health, life, and auto & home products, thereby helping consumers select the option that best suits their needs and circumstances. This personalized approach enhances the customer experience, and when customers are satisfied, their propensity to switch policies decreases, which extends the renewal revenue stream paid to us by our insurance carrier partners and enhances the lifetime value of policyholder relationships. Our processes and technologies come together to drive strong economic results, allowing us to reward top agents with market-leading pay.

In addition to the agents who sell insurance products, we have added customer success agents (“CSA”) to work with our consumers in our healthcare services business. CSA’s enroll members into this free service, complete health risk assessments (“HRA”) for the insurance carriers, introduce them to one of our value-based care (“VBC”) partners for a variety of healthcare-related services they provide, and introduce them to the pharmacy services we offer. Our agents are also proactive in their outreach throughout the year which creates a deeper relationship with our consumers.

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

Lead Acquisition: We utilize a broad policyholder acquisition funnel strategy, generating new business leads through a wide variety of online and offline marketing channels, such as search engine, television, radio advertising and third-party marketing partners. Our software continuously monitors the cost of acquiring customers and uses our algorithm to dynamically adjust our bids for specific leads based on our expectation of the lead’s lifetime value. As we continue to operate, these algorithms feed a vast and ever growing pool of millions of data points, which, with the assistance of our team of highly skilled data scientists, enhances our ability to more accurately estimate a new lead’s lifetime value and enables us to make more informed decisions when generating leads. Our data science team creates algorithms that support lead buying, scoring and routing and consumer lifecycle management of closed leads. We believe what sets us apart from our competitors is our more than 35 years of proprietary data that our data scientists use as part of our bidding strategy for purchased leads, grouping phone and web leads by likelihood to purchase specific products, scoring phone and web leads using historical performance of similar leads based on demographics, tiering leads for routing to the corresponding agent levels, and performing predictive analysis of current customers’ persistency.
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

SelectQuote Senior (“Senior”), our largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 21 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, Wellcare, and Humana. MA and MS plans accounted for 82% of our approved Senior policies for the year ended June 30, 2022, with other ancillary type policies accounting for the remainder. Additionally, InsideResponse (our lead generation business acquired in 2020) is included in Senior for reporting purposes.

In 2021, we expanded our Senior product offering with the introduction of Population Health and SelectRx (together, “Healthcare Services”). Through Population Health, consumers receive one-on-one assistance from our CSAs who help patients understand the benefits available under their health plans and connect them with additional healthcare related resources. We believe that offering this service to our existing MA consumers helps drive customer satisfaction and increase policy persistency, which, in turn, reduces costs for our insurance carrier partners.

Through SelectRx, our closed-door, long-term care pharmacy, we provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx uses a high-touch, technology-driven approach to provide superior customer service and achieve improved medication adherence. SelectRx has developed an innovative pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.1 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 22 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 36% of new premium within Life for the year ended June 30, 2022, with final expense policies accounting for 64%.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 22 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 76% of new premium within the Auto & Home segment for the year ended June 30, 2022, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

Our Partners

We maintain long-standing, deeply integrated relationships with over 50 of the nation’s leading insurance carriers, who have some of the industry’s most widely recognizable brands, including approximately 21 insurance carrier partners in our Senior segment, approximately 22 insurance carrier partners in our Life segment, and approximately 22 insurance carrier partners in our Auto & Home segment. During our most recent fiscal years, our primary insurance carrier partners in our Senior segment were carriers owned by Humana, UnitedHealthcare, Aetna, and Wellcare, the primary insurance carrier partners in our Life segment were CUNA, Pacific Life, and carriers owned by Mutual of Omaha, and the primary insurance carrier partners in our Auto & Home segment were Travelers, Safeco, and Allied/Nationwide. These high-quality relationships have resulted in strong insurance carrier retention rates and the fact that we have never been dropped by an insurance carrier partner. We believe carriers see our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own models, and provide us, in some cases, with marketing development funds as additional compensation to deliver policies. Marketing development funds are similar to production bonuses in that they are based on attaining various predetermined target sales levels or other agreed-upon objectives for individual insurance carrier partners. Our insurance carrier partners are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate significant revenues directly from the consumers to whom we sell insurance policies on behalf of our insurance carrier partners.

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

As we continue to grow Population Health, we have also formed partnerships with several value-based care providers and providers of social resources that support improved health outcomes. Current Population Health partners include primary care providers ChenMed and Iora Health, mental health service provider Thriveworks, and other service providers such as CaptionCall and National Debt Relief.

Our Market Opportunity

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. We base our market opportunity estimates on third-party demographic data, our historical policy revenue experience, and customer retention expectations. According to the Kaiser Family Foundation, there were over 62.7 million Medicare beneficiaries in 2021. We believe this addressable market, which is the core focus of the products we distribute, presents an annual commission revenue opportunity of approximately $30 billion for our Senior segment, not including Healthcare Services. Further, we estimate the total addressable market for Healthcare Services to be in excess of $1 trillion. We expect these markets will continue to grow, in part due to a number of highly attractive demographic trends. The products marketed by our Life and Auto & Home segments also address large markets that present additional opportunities for growth, with annual commission revenue opportunities of approximately $105 billion and $47 billion, respectively. In each of our three segments, we estimate our market share to be less than 2.5%, and we believe we can benefit from greater market penetration in addition to underlying market growth. For additional information about our growth opportunities, see below under the heading “Our Growth Strategy.”

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 13% in 2010 to 16% in 2019 and reached 21% in 2030, according to the United States Census Bureau. On average, 11,000 “Baby Boomers” are expected to turn 65 every day, or nearly 4.2 million per year, for the next 10 years. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 63 million in 2021 (up from 59 million in 2018 and 52.5 million in 2013), to approximately 82 million in 2030, according to CSG Actuarial, with 55% of people above 65 and older making online purchases monthly.

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

Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. CSG Actuarial estimated that, at the end of 2019, there were approximately 34 million Medicare Advantage enrollees, representing approximately 44% penetration of the Medicare market. According to LEK Consulting, in 2021, 42% of all Medicare beneficiaries were enrolled in Medicare Advantage plans and between 2020 and 2021, total Medicare Advantage enrollment grew by about 2.4 million individuals. According to estimates, Medicare Advantage penetration is likely to reach 50% penetration for all Medicare-eligible individuals by 2025 and could reach as high as 60% to 70% between 2030 and 2040.

The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base. Despite our scale, we account for only a fraction of the total market for Medicare Advantage and Medicare Supplement plans, with only 0.7 million of the 36 million total enrollment for such plans in 2021, providing ample opportunity for growth. From 2020 to 2021, our Medicare Supplement and Medicare Advantage active policy count grew 43.7%. Accordingly, we can benefit not only from broad growth in Medicare and the increasing penetration of Medicare

Advantage plans, but we can also achieve growth through market share gains in the distribution of Medicare Advantage and Medicare Supplement products.

We believe the senior healthcare market also presents a significant opportunity to grow our business by offering additional products and resources through our distribution platform. We entered the prescription drug market in 2021 through our acquisition of two boutique pharmaceutical operations, now combined under the brand “SelectRx.” We estimate the total addressable pharmaceutical market in the United States to be over $500 billion. From 2006 to 2017, Medicare’s share of retail drug spending in the United States increased from 18% to 30%, amounting to more than $100 billion in 2017 alone. SelectRx, our closed-door long term care pharmacy focusing on Medicare patients with more than one chronic health condition, reached more than 25,000 active subscribers in its first year of operation. Our production facilities currently have the capacity to accommodate an additional 75,000 subscribers, offering ample opportunity to increase revenues as SelectRx continues to grow.

The Medicare market also offers the opportunity to grow our business by connecting seniors with additional healthcare related products and services, including value-based care providers and resources for addressing social needs. We estimate the total value-based care market for Medicare Advantage patients to be over $600 billion. Further, with more than half of MA beneficiaries living below 200% of the federal poverty level, many of our consumers need help accessing social resources that impact health outcomes. In recognition of this need, MA plan providers are increasingly focused on benefits aimed at addressing social determinants of health like transportation, nutrition, and social isolation. Population Health is well positioned to support these efforts by connecting seniors to a centralized collection of healthcare and other resources offered through our partnerships with service providers throughout the United States.

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

Our Competitive Strengths

Leading technology-based sales platform. Our primary focus is to provide best-in-class service to bring policyholders value through greater choice and transparency. Since 1985, we have helped over three million policyholders save time and money on critical insurance purchases. Since our founding in 1985, we have been pioneers of insurance distribution, and, through our technology-driven sales model, we believe we are well placed to support policyholders and insurance carrier partners as consumers continue shifting toward online channels to make purchasing decisions for their insurance needs. We believe that our data and our technology are key competitive advantages and drivers of our business performance. We continue to upgrade and optimize our technology as new opportunities are identified by our Information Technology and Analytics teams. SelectCare is our core overarching proprietary customer relationship management (“CRM”) and parent system with phone bank, sales enablement/workflow optimization and reporting tools. SelectCare is a customized system that uses various algorithms to score leads, route them to agents and organize each agent’s work day, with the objective of maximizing return on investment. Operating within SelectCare are the following purpose-built systems:

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

Strong brand awareness. We were founded over 35 years ago as what we believe was the first DTC term life insurance exchange platform in the U.S. Over this time, we have built a highly successful and recognizable household brand. We continue to enhance our visibility with advertisements on nationwide television networks and radio outlets, while also maintaining a strong online presence through our market-leading comparison websites, complemented by search engine advertising and a social media presence. There is also meaningful potential for us to leverage our strong brand awareness for intragroup cross sales and expansion into adjacent products and markets that further enhance revenue.

Ability to attract and retain productive, career-based agent force. We believe that a technology-enabled agent-based distribution model generates superior return on investment and policyholder lifetime value relative to solely web-based or traditional distribution models. As a result, we have built processes that allow us to attract, train and retain top talent, and to grow our agent force when necessary. Our sophisticated recruitment engine is employed nationally with our remote agent capability and involves personality tests, multiple interviews, and final approval by a senior manager. Historically we have utilized flex agents in our Senior segment for AEP and OEP to capitalize on the heightened activity during these windows. Our recruiting and development processes lead to strong agent productivity rates allowing us to offer competitive compensation packages and attractive career paths. This results in a virtuous cycle, which we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new agents.

Diverse product offering. At our inception, we specialized in the distribution of term life insurance products. Since then, in addition to introducing a range of other life insurance products, SelectQuote expanded into the fast-growing senior health insurance market (in 2010) and auto & home insurance market (in 2011). Today we provide consumers with access to over 40 insurance products sourced from over 50 carriers. Our unique platform then further enabled us to expand our business again in recent years to include Population Health and SelectRx. Our product segments are a natural fit with consumer insurance and healthcare needs across different life stages. We believe we are unique for our diverse product range, which provides us with greater stability as demand for certain products and customers’ needs fluctuate.

Deep and broad insurance carrier partnerships. We are a key distribution partner for over 50 of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept onto our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2022, we sold over 810,000 policies for our Senior insurance carrier partners and produced more than $220 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2021, we sold over 625,000 policies for our Senior insurance carrier partners and produced more than $223 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2020, we sold more than 315,000 policies for our Senior insurance carrier partners and produced more than $180 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing policyholder lifetime value, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our Quality Assurance team to ensure that we are complying with Centers for Medicare & Medicaid Services (“CMS”) rules and regulation, telemarketing regulations, carrier internal requirements and that the agents are meeting certain quality metrics that we deem important. Our compliance record and efficiency have led insurance carriers to partner with us on another key value proposition—our insurance carrier dedicated agent pods. These pods deepen our relationship with these insurance carrier partners and enable us to sell more policies. Pod marketing is specific to each individual pod and is separate from SelectQuote’s comparison shopping platform. This ensures a SelectQuote lead always gets presented with the comparison shopping platform.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2022, our dedicated CCA team was comprised of 225 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of AEP to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of more than 35 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

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

Strong company culture developed by an experienced management team. We maintain a unique sales and consumer service-oriented culture. We are a diverse group of women and men who are united in our mission to provide solutions that help consumers with their overall financial well-being and protect their most valued assets. Through our recruiting processes, we are able to identify people who enjoy being a part of, and are motivated by, a performance-based, meritocratic organization. This allows us to assemble a world-class team of people who envision building their careers at SelectQuote. Our company culture is promoted by a highly experienced management team with deep industry experience and a track record of industry innovation. The key members of our management team have over 60 total years of industry experience and several members of our management team have worked together to build our business over the last ten years.

Our Growth Strategy

Maximize policyholder lifetime value. Policyholder lifetime value, which represents commissions estimated to be collected over the life of an approved policy, less the cost of acquiring the business is a key component of our overall profitability. Our goal is to maximize policyholder lifetime value, and we do so through strategies designed to maximize the revenue opportunity and minimize our customer acquisition cost. Maximizing policyholder lifetime value involves continued investment in:

•Our agent experience and customer care team, which, together, enhance our close rates, commissionable premium, and ability to earn renewal and cross-sell revenue;

•Carrier relationships and, in particular, negotiation of more favorable terms;

•Pre-AEP outreach to our Senior segment policyholders to better understand emerging trends in consumer decision making;

•Technology, data, and analytics that help us optimize our marketing and lead acquisition spend;

•Our pod offerings, which offer an opportunity to earn economics on a more favorable basis than our broader comparison shopping platform; and

•Population Health, which supports increased policy persistency by helping patients understand and utilize the full spectrum of benefits available under their plans.

Optimize our agent force. Our agent force is a key element of our ability to distribute policies and earn commission revenue. Accordingly, investing in our agent force is a critical aspect of our growth strategy. In addition to maintaining an effective recruitment function to ensure our ability to hire enough agents to support our business goals, we believe the value of our agent force is maximized when we prioritize the performance and satisfaction of our agents. In support of this goal, we will continue to invest in training and technology to enable our agents to increase their productivity. Further, as we expand our product offering within Healthcare Services and the insurance distribution business, our agents will have additional opportunities to increase their earnings and develop their careers. We believe this environment will increase our agents’ job satisfaction, helping us to build a more experienced, professional sales force that will support the growth of our business.

Deepen and broaden our insurance carrier partnerships. To ensure our ability to secure the best terms for our consumers, we maintain meaningful, long-term relationships with our partners while continuously evaluating our panel of insurance carriers. While we are selective in choosing the carriers with whom we do business, we have the ability to quickly accommodate new insurance carrier relationships and new products from existing carriers. Our focus on offering high-quality products has resulted in improved retention rates, increasing the value of our distribution model to insurance carrier partners. As discussed above, we believe Population Health will further deepen our relationships with our carrier partners by increasing plan loyalty and policy persistency, thereby reducing carriers’ costs.

Deepen consumer penetration and drive cross-selling opportunities. We are highly focused on the consumer experience and believe that customer satisfaction is a key vehicle for maximizing cross-sell opportunities and repeat business. We believe there are natural synergies across our portfolio of products, and we are focused on increasing cross-selling across our existing customer base. Our success cross-selling ancillary products (e.g., dental, vision and hearing, prescription drug plans and fixed indemnity) to our clients has improved over time, and we continue to look at ways to broaden our cross-selling opportunities. Within our Auto & Home segment, we have been successful in bundling products (selling multiple products to the same customer), with bundle rates over each of the last three years of 49%, 51%, and 51%, respectively. A large and relatively untapped opportunity is to deepen cross-sell of products to customers across our three segments, and we are currently employing technology and data designed to enable us to better track the customer life journey to allow us to identify and better execute on this opportunity.

Grow Healthcare Services. We have an attractive and scalable platform with strong consumer acquisition capabilities, backed by flexible systems that can be leveraged to introduce new product offerings. Our platform has funneled over 20,000 active subscribers to SelectRx since its launch in 2021, and our current production capacity can support another 75,000 subscribers. The success of SelectRx to date not only demonstrates the strong opportunity for the further growth of our pharmacy business in the future but also illustrates the ability of our platform to serve as an effective means of introducing additional products and services to our consumers. We believe we can realize additional growth by expanding our product offering through Population Health, and we intend to devote additional time and resources to these efforts in the coming years.

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

Employees

We are united by our mission to provide solutions that help consumers with their overall financial well-being and protect their most valued assets: their families, their health and their property, and our associates are vital to achieving this mission. In order to continue to provide consumers with effective and convenient innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees and agents. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a performance-based, meritocratic organization where everyone feels empowered to do to their best work, and give employees the opportunity to give back to their communities and make a social impact.

As of June 30, 2022, we employed a total of 1,857 agents and 2,510 non-agent full-time equivalent employees. During AEP, we typically hire additional full-time employees and hired approximately 3,600 employees for the 2021 AEP (fiscal 2022). None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

Insurance and other Healthcare Regulations. We are a licensed insurance producer in all 50 U.S. states and the District of Columbia. Insurance is highly regulated by the states in which we do business, and we are required to maintain various licenses and approvals and comply with related restrictions and requirements. Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities and, should we fail to retain our licenses, our business and results of operations could be adversely affected.

In particular, our Senior segment is subject to a complex legal and regulatory framework, including laws and regulations governing the marketing and sale of Medicare plans. The regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans change frequently, and such changes, including changes to CMS guidance applicable to our Senior segment or the interpretation and enforcement thereof, could cause healthcare providers or state departments of insurance to object to or decline to approve certain aspects of our marketing materials and processes.

In addition to laws and regulations related to the sale of insurance products, our Senior segment, including Population Health, is also subject to various laws governing the relationships of the business with pharmaceutical manufacturers, physicians and other healthcare providers, pharmacies, customers, and consumers, including regulations relating to anti-fraud and abuse, false claims, anti-kickbacks, beneficiary inducement, prohibited referrals, and inappropriate reduction or limitation of health care services. Civil suits (including qui tam actions) and governmental or internal investigations or reviews of business processes related to these laws and regulations could, if resolved unfavorably, result in substantial monetary damages, negative publicity, and reduced operating flexibility, all of which could increase the Company’s cost of doing business and negatively affect our results of operations.

Pharmacy and Pharmacy Care Services Regulation. We are subject to various state and federal laws and regulations governing pharmacies and providers of pharmacy care services, including applicable Medicare provider regulations, state and federal anti-kickback laws, and regulations governing the labeling, packaging, advertising, and adulteration of prescription drugs. As a dispenser of controlled substances, SelectRx is also subject to certain licensing and registration requirements of both state and federal regulatory authorities, including the U.S. Drug Enforcement Administration (DEA) and various state controlled substance authorities. SelectRx is also required to comply with certain laws and regulations of the states in which it provides home delivery services, including the requirements of some states to register with the state board of pharmacy.

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

Federal Privacy, Security, and Data Standards Regulation. We are subject, whether directly or indirectly, to numerous federal laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and the Gramm-Leach-Bliley Act (“GLBA”) establish privacy, security and breach reporting standards that, among other things, limit the use and disclosure of certain individually identifiable health information and require the implementation of administrative, physical and technological safeguards to protect such information. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts with customers, we are permitted to use and disclose protected health information (“PHI”) to provide our services, and for certain other limited purposes; however, other uses and disclosures of PHI, such as in marketing communications, require written authorization from the patient or must meet an exception specified under the applicable privacy regulations. If we were found to have breached our obligations under HIPAA, GLBA, or certain federal consumer protection laws, we could be subject to enforcement actions by the U.S. Department of Health and Human Services, the Federal Trade Commission, and other state and federal health regulators and face various claims from private plaintiffs, including class action law suits.

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

Seasonality

Due to the relative size of our Senior segment and the seasonal nature of its operations, a significant amount of our revenue is generated during our second quarter. The seasonality of the Senior segment’s operations is driven mainly by AEP, which takes place each year from mid-October to early January. We address this seasonal demand by recruiting additional sales agents, who are hired in our first quarter and trained for up to 10 weeks before they start selling during AEP in the second quarter. For the years ended June 30, 2021 and 2020, this timeline resulted in 38% and 33%, respectively, of our total revenue being generated during the second quarter, and 43% and 38%, respectively, of Senior’s total revenue being generated during the second quarter. However, during fiscal year 2022, our second quarter results were negatively impacted by a significant cohort tail adjustment for our Senior MA distribution business, and therefore the percent of total revenue for the second quarter, at 27%, was not as prominent as in years past.

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

Available Information

Our website address is www.selectquote.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or in deciding whether to purchase shares of our common stock. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•The ultimate duration and impact of the ongoing COVID-19 pandemic and any other significant public health events;

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

•Global economic conditions, including inflation;

•Disruption to operations as a result of future acquisitions;

•Significant estimates and assumptions in the preparation of our financial statements;

•Impairment of goodwill;

•Potential litigation and other legal proceedings or inquiries;

•Our existing and future indebtedness;

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our common stock. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below represent the material risks known to us, but they are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

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

•If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business could be materially and adversely affected.

•Risks from third-party products could adversely affect our businesses.

•If our ability to enroll individuals during AEP and OEP is impeded, our business will be harmed.

•Our business is dependent on our obtaining a large quantity of quality insurance sales leads in a cost-effective manner and our ability to convert sales leads to actual sales of insurance policies.

•If we are unable to maintain or grow the data provided to us by consumers and insurance carrier partners, or if such data is inaccurate, we may be unable to provide consumers with an insurance shopping experience that is relevant, efficient and effective, which could adversely affect our business.

•We depend upon internet search engines to attract a significant portion of the consumers who visit our website, and if we are unable to effectively advertise on search engines on a cost-effective basis our business, operating results, financial condition and prospects could be harmed.

•Our existing and any future indebtedness could adversely affect our ability to operate our business.

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

We derive a large portion of our revenues from a limited number of insurance carrier partners. For example, carriers owned by UnitedHealthcare, Wellcare, and Humana accounted for 18%, 17%, and 12%, respectively, of our total revenue for the year ended June 30, 2022, carriers owned by UnitedHealthcare, Humana, and Wellcare accounted for 24%, 19%, and 15%, respectively, of our total revenue for the year ended June 30, 2021; and carriers owned by UnitedHealthcare, Humana, and Aetna accounted for 26%, 18%, and 11%, respectively, of our total revenue for the year ended June 30, 2020. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become more dependent on even fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

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

A majority of the insurance purchased through our platform and agency services is Senior health insurance, and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For each of the years ended June 30, 2022 and 2021, 78% of our total revenue was derived from our Senior segment. For the year ended June 30, 2020, 68% of our total revenue was derived from our Senior segment. For the years ended June 30, 2022, 2021, and 2020, our top three insurance carrier partners by total revenue were from the Senior segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

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

In general, approximately 50% of our Medicare Advantage and Medicare Supplement policies are submitted during AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during AEP and OEP. We hire additional agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior business to our Life and Auto & Home businesses during non-AEP/OEP periods. We must ensure that our agents are trained and have received all licenses, appointments and certifications required by state authorities and our insurance carrier partners before the beginning of AEP and OEP. If the relevant state authorities or our insurance carrier partners experience shutdowns or continued business disruptions due to the COVID-19 pandemic, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell senior health insurance, interruptions in the operation of our systems, issues with government-run health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our senior health business from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.

If we are unable to attract, integrate and retain qualified personnel, our ability to develop and successfully grow our business could be harmed.

Our business depends on our ability to retain our key executives and management and to hire, develop and retain qualified agents and enrollment and consumer service specialists. Our ability to expand our business depends on our being able to hire, train and retain sufficient numbers of employees to staff our in-house sales centers, as well as other personnel. Our success in recruiting highly skilled and qualified personnel can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Furthermore, the ongoing effects of COVID-19 may materially and adversely affect our ability to recruit and retain personnel. During periods when we are unable to recruit high-performing agents and enrollment and consumer service specialists, we tend to experience higher turnover rates. The productivity of our agents and enrollment and consumer service specialists is influenced by their average tenure. Without qualified individuals to serve in consumer-facing roles, we may produce less commission revenue, which could have a material and adverse effect on our business, operating results, financial condition and prospects. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material and adverse effect on our business, operating results, financial condition and prospects.

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

We are also exposed to risks associated with the potential financial instability of our insurance carrier partners and consumers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges, including inflation, currently or potentially affecting the economy of the U.S. and other parts of the world consumers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our insurance carrier partners. In addition, events in the U.S. or foreign markets, such as the U.K.’s exit from the European Union, and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our insurance carrier partners may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if our insurance carrier partners are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results, financial condition and prospects.

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

Impairment of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

As a result of past acquisitions, we carry goodwill and other acquired intangible assets on our balance sheet. The Company allocates the fair value of purchase consideration to the tangible assets, liabilities, and intangible assets acquired in an acquisition based on their fair values, and any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using significant estimates and assumptions provided by management.

We test goodwill for impairment annually as of April 1, and we test goodwill and intangible assets for impairment at other times if events have occurred or circumstances exist that indicate the carrying value may no longer be recoverable. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates.

During the year ended June 30, 2022, we recorded impairment charges of $3.1 million and $44.6 million related to our intangible assets and goodwill, respectively. If actual results differ from the assumptions and estimates used in our goodwill and intangible asset calculations, we could incur future impairment or amortization charges. Further, we may incur additional goodwill or other impairment charges in the future associated with other acquisitions, and we cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations. For further information about the impairments we recorded during our most recently completed fiscal year, please refer to “Notes to Consolidated Financial Statements” under Item 8 below.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

Under the Senior Secured Credit Facility, we are required to maintain compliance with certain debt covenants, as discussed further below in Note 10 to the consolidated financial statements. Our indebtedness could have important consequences, including:

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

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, we disclosed that there was substantial doubt about our ability to continue as a going concern as a result of conditions that existed as of March 31, 2022. Specifically, our financial projections indicated that we would not be in compliance with a certain asset coverage ratio under the Senior Secured Credit Facility within one year after the date that the consolidated financial statements were issued. Subsequently, we entered into the Fourth Amendment to the Senior Secured Credit Facility (as defined and discussed further in Note 10 to the consolidated financial statements) to amend the required debt covenants through October 31, 2024. Based on our financial projections, we believe we will remain in compliance with the revised debt covenants within one year after the date that the consolidated financial statements are issued. Our future compliance is dependent upon the successful implementation of our new strategic direction discussed above, and we will need to continue to stay in compliance in the future with these revised covenants for one year after the date our consolidated financial statements are issued. Failure to make payments or comply with covenants under our existing debt instruments could result in an event of default. If an event of default occurs and the lenders accelerate the amounts due on the Senior Secured Credit Facility, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results, financial condition and prospects may suffer.

Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. Our business model does not require us to hold a significant amount of cash and cash equivalents at any given time, and if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to our stockholders or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially and adversely affected.

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

The timing of our revenue depends upon the timing of our insurance carrier partners’ approval of the policies sold on our platform and submitted for their review, as well as the timing of our receipt of commission reports and associated payments from our insurance carrier partners. Although carriers typically report and pay commissions to us on a monthly basis, there have been instances where their report of commissions and payment has been delayed for several months or is incorrect. Incorrect or late commission reports or payments could result in a large amount of commission revenue from a carrier being recorded in a given quarter that is not indicative of the amount of revenue we may receive from that carrier in subsequent quarters, causing fluctuations in our operating results. We could report revenue below the expectations of our investors or securities analysts in any particular period if a material report or payment from an insurance carrier partner were delayed for any reason. Furthermore, we could incur substantial credit losses if one or more of the insurance carrier partners that we depend upon for payment of commissions were to fail

Our operating results will be impacted by factors that impact our estimate of the lifetime value of commissions per policyholder.

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

In particular, if customer lapse rates exceed our expectations, we may not receive the revenues we have projected to receive over time, despite our having incurred and recorded any related customer acquisition costs up front. Any adverse impact on customer lapse rates could lead to our receipt of commission payments that are less than the amount we estimated when we recognized commission revenue. Under such circumstances, we would need to record an adjustment to earnings to reverse the revenue previously recognized and write-off the remaining commissions receivable balance.

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

As previously disclosed in our Form 10-K/A for the year ended June 30, 2021, filed with the SEC on February 14, 2022, and subsequent filings, management previously identified a material weakness in our internal control over financial reporting related to the first year revenue provision for certain final expense policies. As a result of the identification of this material weakness, management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2021.

As discussed below in Item 9A., Controls and Procedures, management is in the process of designing and implementing controls as part of our remediation plan to address the material weakness. These remediation measures include designing a control to address the review of final expense aged receivables on a timely basis, designing a control to evaluate the completeness and accuracy of the final expense third party carrier information, and designing a control to evaluate the completeness and accuracy of the information used in the retrospective review of provision rates. We are in the process of designing and implementing these controls which will then need to operate for a sufficient period of time so that management can conclude that the Company’s controls are operating effectively. As such, we can give no assurance that the measures taken have remediated the risk of a material misstatement in our financial statements. Further, there can be no assurance that additional material weaknesses will not arise in the future, and we cannot be certain we will be able to establish or maintain adequate controls over our financial processes and reporting in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process, and report financial information timely and accurately could be adversely affected, which could subject the Company to litigation or investigations, require management resources, increase costs, negatively affect investor confidence, and adversely impact our stock price.

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

Risks Related to Laws and Regulation
Laws and regulations regulating insurance activities are complex and could have a material and adverse effect on our business, reduce our profitability, and potentially limit our growth.

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

Our Senior segment is subject to a complex legal and regulatory framework, and non-compliance with or changes in laws and regulations governing the marketing and sale of Medicare plans and other healthcare-related products and services could harm our business, operating results, financial condition and prospects.

Our Senior segment is subject to a complex legal and regulatory framework, and the laws and regulations governing the marketing and sale of Medicare plans, particularly with respect to regulations and guidance issued by CMS related to Medicare Advantage and Medicare Part D prescription drug plans, change frequently. Changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could harm our business, operating results, financial condition and prospects.

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

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. Government regulation may change in response to the COVID-19 pandemic, which may have an adverse effect on our business. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our DTC platform provides consumers with a venue to shop for insurance policies from a curated panel of the nation’s leading insurance carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implementation of a single-payer system may adversely impact our business.

Our business may be harmed if our website and marketing materials are not timely approved or do not comply with legal requirements.

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

We provide pharmacy care services through Population Health and SelectRx. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians and other healthcare providers, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, and pharmacy network reimbursement methodologies. SelectRx also conducts business through home delivery and specialty and compounding pharmacies, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and state boards of pharmacy.

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

From time to time we are subject to various legal proceedings that could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims, and claims relating to our compliance with securities laws. For example, we are involved in the matters discussed below under Item 8, Notes to Consolidated Financial Statements, and in August 2022 we received a subpoena from the United States Attorney’s Office for the District of Massachusetts, seeking, among other things, information regarding our arrangements with our insurance carrier partners. Claims that are or may in the future be asserted against us, whether with or without merit, could be time-consuming and expensive to address, could divert management’s attention and other resources, and/or could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense of these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering certain of our services, or change our business practices, any of which would harm our business, operating results, and financial condition.

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

Our quarterly and annual operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Period-to-period variability or unpredictability of our results could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could fall substantially, and we could face litigation, including securities class actions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of August 29, 2022. All of the properties listed below are leased, and we believe our properties are in good operating condition and are suitable for their primary use. As the majority of our office lease footprint now represents a hybrid in-person and remote work model, we may continue to reduce our excess space through subleasing in areas of low utilization, where commercially reasonable and to the extent unnecessary for future expansion.

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	243,320	148,212	95,108	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments. Attempting to sublease underutilized space. Exercised early termination option for 42,046 of square footage currently leased, and must be fully vacated by July 31, 2023.
Centennial, Colorado	45,373	13,064	32,309	Partially vacated, attempting to sublease remaining space.
Des Moines, Iowa	24,464	—	24,464	Exercised early termination option and must be fully vacated by September 30, 2022.
Monaca, Pennsylvania	18,000	—	18,000	Senior segment (SelectRx) operations
Indianapolis, Indiana	17,904	—	17,904	Senior segment (SelectRx) operations
Oakland, California	8,623	—	8,623	Life segment operations
San Diego, California	5,874	—	5,874	Life segment operations

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. These legal matters primarily involve claims for damages arising out of the use of the Company’s services, insurance regulatory claims, and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales practices. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. For additional details, see Part II, Item 8, Note 11, Commitments and Contingencies – “Legal Contingencies and Obligations,” in the notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol “SLQT” on the NYSE and has been publicly traded since May 21, 2020. Prior to this time, there was no public market for our common stock.

As of July 31, 2022, there were approximately 100 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended June 30, 2022.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the NYSE) through June 30, 2022. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

Comparison of Cumulative Total Return
Among SelectQuote, Inc., the NYSE Composite Index and the CRSP US Small Cap Index
$200
$150
$100
$50
$0
5/21/2020
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
SelectQuote, Inc.
NYSE Composite Index
CRSP US Small Cap Index

	5/21/2020	06/20	09/20	12/20	03/21	06/21	09/21	12/21	03/22	06/22
SelectQuote, Inc.	$100.00	$93.81	$75.00	$76.85	$109.30	$71.33	$47.89	$33.56	$10.33	$9.19
NYSE Composite Index	$100.00	$104.78	$111.90	$127.95	$137.44	$145.84	$142.23	$151.20	$146.86	$127.63
CRSP US Small Cap Index	$100.00	$106.55	$112.35	$142.36	$156.47	$164.78	$160.01	$165.71	$155.68	$128.92

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

Company Overview

We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform for insurance products and healthcare services that provides consumers with a transparent and convenient venue to shop for complex senior health, life, and auto & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products and, in return, earn commissions from our insurance carrier partners for the policies we sell on their behalf. Because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels. Our primary sources of leads include search engine marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channel, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real-time, matching it with an agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, which further enhances our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability.

Our unique platform has enabled us to expand our distribution business in recent years to include additional products beyond insurance policies. In interacting with thousands of consumers over the years, we identified a large opportunity to leverage our existing database and distribution model to improve access to healthcare services. In addition to improving consumers’ health outcomes, this service creates deeper relationships with our insurance carrier partners by increasing policy persistency and, in turn, reducing their overall costs. Additionally, we now offer pharmacy services through our closed-door, long-term care pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services.

We evaluate our business using the following three segments:

SelectQuote Senior (“Senior”), our fastest growing and largest segment, was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 21 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, Wellcare, and Humana. MA and MS plans accounted for 82%, 78%, and 77% of our approved Senior policies for the years ended June 30, 2022, 2021, and 2020, respectively, with other ancillary type policies accounting for the remainder. Additionally, InsideResponse (our lead generation business acquired in 2020) is included in Senior for segment reporting purposes.

In 2021, we expanded our Senior product offering with the introduction of Population Health and SelectRx (together, “Healthcare Services”). Through Population Health, consumers receive one-on-one assistance from our CSAs who help patients understand the benefits available under their health plans and connect them with additional healthcare related resources. We believe that offering this service to our existing MA consumers helps drive customer satisfaction and increase policy persistency, which, in turn, reduces costs for our insurance carrier partners. Through SelectRx, our closed-door, long-term care pharmacy, we provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx uses a high-touch, technology-driven approach to provide superior customer service and achieve improved medication adherence. SelectRx has developed a pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time.

SelectQuote Life (“Life”) is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.1 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 22 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 36%, 46%, and 68% of new premium within the Life segment for the years ended June 30, 2022, 2021, and 2020, respectively, with final expense policies accounting for 64%, 54%, and 32% for the years ended June 30, 2022, 2021, and 2020, respectively.

SelectQuote Auto & Home (“Auto & Home”) was founded in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 22 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 76%, 79%, and 78% of new premium within the Auto & Home segment for years ended June 30, 2022, 2021, and 2020, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

Industry Trends

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends. Our Senior segment serves consumers predominantly in the over 65 age category. The over 65 age category grew at a 3.4% CAGR from 2010 to 2016, and grew from 12.9% of the total population to 15.2% of the total population according to the United States Census Bureau. The over 65 age category, growing at a 3.2% CAGR from 2016 to 2025, accounted for 15.6% of the population in 2020 and is expected to account for 18.9% of the population by 2025 according to the United States Census Bureau. On average, 11,000 “Baby Boomers” are expected to turn 65 every day or nearly 4.2 million per year, for the next 10 years. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 63 million in 2021 (up from 59 million in 2018 and 52.5 million in 2013), to approximately 82 million in 2030, according to CSG Actuarial, with 55% of people above 65 and older making online purchases monthly. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. At the end of 2019, there were approximately 34 million Medicare Advantage enrollees, representing approximately 44% penetration of the Medicare market. According to LEK Consulting, in 2021, 42% of all Medicare beneficiaries were enrolled in Medicare Advantage plans and between 2020 and 2021, total Medicare Advantage enrollment grew by about 2.4 million individuals. According to estimates, Medicare Advantage penetration is likely to reach 50% penetration for all Medicare-eligible individuals by 2025 and could reach as high as 60% to 70% between 2030 and 2040, highlighting the pace with which this already large segment of the Medicare market is growing. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

Our Life segment is one of the country’s largest DTC insurance distributors for term life insurance and provides unbiased comparison shopping for final expense and ancillary products. The U.S. life insurance market is mature and has experienced annual premium growth of 1.4% since 2013, according to S&P Global. Growth in the life insurance sector is driven by a number of macro-economic factors including population growth, general economic growth and individual wealth accumulation.

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

The amount of revenue we expect to recognize per policy is based on multiple factors, including our commission rates with our insurance carrier partners and the expected retention rates of different types of policies. The higher our retention rates, the more revenue we expect to generate pursuant to our carrier agreements, which generally entitle us to receive annual renewal commissions for so long as the policyholder renews their policy. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as both production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus revenue. These commissions that we expect to generate over the life of an approved policy less the cost of acquiring the business is a key component to our overall profitability. Our goal is to maximize policyholder lifetime value by increasing retention rates, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience and making sure consumers are buying a policy that meets their specific needs.

Recent Events

As previously disclosed in our Current Reports on Form 8-K filed with the SEC on February 7 and May 5, 2022, respectively, we updated our operating strategy in the second half of the 2022 fiscal year in response to significant changes in the insurance distribution market observed in late 2021. Our updated strategy is designed to improve short-term cash efficiency and long-term profitability by stabilizing the growth of our MA distribution business and focusing additional efforts on the growth of Healthcare Services. One key element of this strategy is mitigating our operational risk by embracing a growth strategy that reduces our operating leverage and prioritizes our returns. At the core of this approach is a planned pullback in our Medicare policy production to allow us to refine our sales, marketing, and operational approach to place greater emphasis on cash efficiency, profitability, and writing business with greater potential to persist over the long term. Additionally, our strategic direction provides a differentiated approach to broader healthcare services that we believe will create a significant competitive advantage in the years ahead. For additional information about our updated strategy, please refer to our Current Report on Form 8-K filed with the SEC on August 18, 2022.

Immaterial Correction of Prior Period Financial Statements

Subsequent to the issuance of our financial statements as of and for the year ended June 30, 2021, we determined that the provision for first year commission revenue for certain final expense policies offered by certain of our insurance carrier partners should have been accrued based on a higher lapse rate. This misstatement was initially thought to be isolated to an error in the lapse rate for one of our insurance carrier partners, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. However, during the three months ended June 30, 2022, it was determined that the lapse rate for other insurance carrier partners were also incorrect, resulting in an additional misstatement being identified. See note 1 to the consolidated financial statements for further details. As a result of the misstatements found, we have corrected certain previously reported financial information for the year ended June 30, 2021 and 2020, in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows the number of submitted policies for the years ended June 30:

	2022	2021	2020
Medicare Advantage	808,116	550,321	264,546
Medicare Supplement	7,208	26,785	24,085
Dental, Vision and Hearing	145,716	132,106	70,018
Prescription Drug Plan	6,842	11,436	13,513
Other	14,776	16,487	5,890
Total	982,658	737,135	378,052

2022 compared to 2021—Total submitted policies increased by 33% for the year ended June 30, 2022, compared to the year ended June 30, 2021. The increase was driven primarily by a 47% increase in MA submitted policies and a 10% increase in DVH submitted policies, partially offset by a 73% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily due to increases in the number of agents we employ, partially offset by lower agent productivity. During the year ended June 30, 2022, we increased the number of average productive agents by 100% and average productivity per agent declined by 29%.

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

The following table shows the number of approved policies for the years ended June 30:

	2022	2021	2020
Medicare Advantage	661,738	467,585	225,404
Medicare Supplement	5,461	21,911	18,102
Dental, Vision and Hearing	124,989	111,015	55,556
Prescription Drug Plan	6,124	10,747	13,009
Other	12,407	14,089	4,654
Total	810,719	625,347	316,725

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2022 compared to 2021—Total approved policies increased by 30% for the year ended June 30, 2022, compared to the year ended June 30, 2021. The increase was driven primarily by a 42% increase in MA approved policies and a 13% increase in DVH approved policies, partially offset by a 75% decrease in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; however, this year we experienced a 4% decrease in MA submitted-to-approved conversion rates for the year ended June 30, 2022, compared to the year ended June 30, 2021, driven by higher consumer switching behavior. This resulted in MA approved policies growing at a slower rate than MA submitted policies.

2021 compared to 2020—Total approved policies increased by 97% for the year ended June 30, 2021, compared to the year ended June 30, 2020. The increase was driven primarily by a 107% increase in MA approved policies, 100% increase in DVH approved policies, and a 21% increase in MS approved policies. Fluctuations in approved policies are in direct correlation to submitted policies; therefore, the increases in the number of agents and the increased agent productivity noted above also resulted in the increase in approved policies compared to the year ended June 30, 2020.

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

The following table shows the LTV per approved policy for the years ended June 30:

	2022	2021	2020
Medicare Advantage	$925	$1,260	$1,287
Medicare Supplement	1,270	1,269	1,376
Dental, Vision and Hearing	123	136	140
Prescription Drug Plan	234	224	229
Other	73	113	34

2022 compared to 2021—The LTV per MA approved policy decreased 27% for the year ended June 30, 2022, compared to the year ended June 30, 2021. The LTV per MA approved policy was negatively impacted by lower MA persistency rates, which includes an increase in constraint and higher provision for renewal year lapse rates; higher provision for first year lapse rates; carrier mix; and the switch to policy level persistency, somewhat offset by higher commission rates.

2021 compared to 2020—The LTV per MA and MS approved policy decreased 2% and 8%, respectively, for the year ended June 30, 2021, compared to the year ended June 30, 2020. The LTV per MA approved policy was negatively impacted by lower MA persistency rates, higher intra-year lapse rates and carrier mix, somewhat offset by higher commission rates. The LTV per MS approved policy was negatively impacted by a carrier mix shift of policies to a direct carrier pod that pays us lower commissions but has lower marketing costs.

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

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Other per MA/MS policy represents the production bonuses, marketing development funds, lead generation revenue from InsideResponse, revenue generated through Healthcare Services, and updated estimates of prior period variable consideration based on actual policy renewals in the current period. Total operating expenses per MA/MS policy represents all of the operating expenses within Senior. The Revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads. These costs are included in marketing and advertising expense within the total operating expenses per MA/MS policy.

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

	Twelve Months Ended June 30,
(dollars per approved policy):	2022	2021	2020
MA and MS approved policies	667,199	489,496	243,506
MA and MS commission per MA / MS policy	$928	$1,260	$1,293
Other commission per MA/MS policy	27	39	45
Other per MA / MS policy	(62)	190	147
Total revenue per MA / MS policy	893	1,489	1,485
Total operating expenses per MA / MS policy	(1,183)	(991)	(887)
Adjusted EBITDA per MA / MS policy (1)	$(290)	$498	$598
Adjusted EBITDA Margin per MA / MS policy (1)	(32)%	33%	40%
Revenue / CAC multiple	1.8X	3X	3.5X
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

2022 compared to 2021—Total revenue per policy decreased 40% for the twelve months ended June 30, 2022, compared to the twelve months ended June 30, 2021, with the decrease driven by the lower LTV of MA policies, the $193.3 million adjustment from a change in estimate of MA cohort transaction prices, and the decrease in overall MS revenue, somewhat offset by higher marketing development funds received per approved MA/MS policy and the addition of revenue from SelectRx. Total costs per policy increased 19% for the twelve months ended June 30, 2022, compared to the twelve months ended June 30, 2021, due to higher fulfillment costs associated with scaling Healthcare Services, higher sales expenses driven by a reduction in agent productivity during AEP, and an increase in our marketing and advertising expense driven by lower close rates during AEP.

2021 compared to 2020—Total revenue per policy stayed flat for the twelve months ended June 30, 2021, compared to the twelve months ended June 30, 2020, due to lower MA/MS commissions driven by lower persistency, a decrease in the amount of other ancillary insurance policies sold as a percent of MA/MS policies, and lower marketing development funds received per approved MA/MS policy due to a shift in mix towards carriers that do not pay us marketing development funds, offset by higher lead generation revenue associated with InsideResponse. Total cost per policy increased 12% for the twelve months ended June 30, 2021, compared to the twelve months ended June 30, 2020, due to an increase in our marketing and advertising expense consistent with our strategy to drive higher absolute revenue and Adjusted EBITDA with slightly lower Adjusted EBITDA margin.

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

The following table shows term and final expense premiums for years ended June 30:

(in thousands):	2022	2021	2020
Term Premiums	$62,364	$76,833	$76,800
Final Expense Premiums	109,218	90,878	35,997
Total	$171,582	$167,711	$112,797

2022 compared to 2021—Total term premiums decreased 19% for the year ended June 30, 2022, compared to the year ended June 30, 2021. The number of policies sold declined 27%, driven by lower agent headcount, which was somewhat offset by a 12% increase in the average premium per policy sold. Final expense premiums increased 20% for the year ended June 30, 2022, compared to the year ended June 30, 2021, due to an increase in the number of agents selling final expense policies.

2021 compared to 2020—Total core premiums were flat for the year ended June 30, 2021, compared to the year ended June 30, 2020. The number of policies sold declined 24%, which was somewhat offset by a 22% increase in the average premium per policy sold. Final expense premiums increased 152% for the year ended June 30, 2021, compared to the year ended June 30, 2020, due to a significant increase in the number of agents selling final expense policies.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for our Auto & Home segment.

The following table shows premiums for the years ended June 30:

(in thousands):	2022	2021	2020
Premiums	$50,114	$55,596	$70,087

2022 compared to 2021—Total premiums decreased 10% for the year ended June 30, 2022, compared to the year ended June 30, 2021, primarily due to our strategy to reduce the growth in Auto & Home.

2021 compared to 2020—Total premiums decreased 21% for the year ended June 30, 2021 compared to the year ended June 30, 2020, primarily due to our strategic shift of agents from Auto & Home to our Senior and Life divisions.

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

Adjusted EBITDA. We define Adjusted EBITDA as income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, and certain add-backs for non-cash or non-recurring expenses, including restructuring, share-based compensation expenses, and any impairment charges. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Annual Report on Form 10-K Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

The following tables reconcile Adjusted EBITDA and net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Year Ended June 30, 2022:

(in thousands)	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net loss					$(297,504)
Share-based compensation expense					7,052
Non-recurring expenses (1)					4,730
Depreciation and amortization					24,724
Loss on disposal of property, equipment, and software, net					1,456
Goodwill impairment					44,596
Impairment of long-lived assets					3,147
Interest expense, net					43,595
Income tax benefit					(92,302)
Adjusted EBITDA	$(193,799)	$(129)	$5,433	$(72,011)	$(260,506)
(1) These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility, costs related to acquisitions, and severance expenses.

Year Ended June 30, 2021:

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$124,859
Share-based compensation expense					5,165
Non-recurring expenses (1)					6,065
Fair value adjustments to contingent earnout obligations					1,488
Depreciation and amortization					16,142
Loss on disposal of property, equipment, and software					686
Interest expense					29,320
Loss on extinguishment of debt					3,315
Income tax expense					33,156
Adjusted EBITDA	$243,777	$22,542	$8,178	$(54,301)	$220,196
(1) These expenses primarily consist of costs incurred for the First Amendment to the Senior Secured Credit Facility, recent acquisitions, re-designation of the hedge, and the Secondary Offering.

Year Ended June 30, 2020:

	Senior	Life	Auto & Home	Corp & Elims	Consolidated
Net income					$79,484
Share-based compensation expense					9,498
Non-recurring expenses (1)					3,721
Fair value adjustments to contingent earnout obligations					375
Depreciation and amortization					7,993
Loss on disposal of property, equipment, and software					360
Restructuring expenses (2)					153
Interest expense, net					24,595
Loss on extinguishment of debt					1,166
Income tax expense					24,502
Adjusted EBITDA	$145,738	$25,635	$8,699	$(28,225)	$151,847
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

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended June 30:

(in thousands)	2022		2021		2020
Revenue
Commission	$587,518	77%	$818,772	88%	$474,429	90%
Production bonus	89,057	12%	70,653	8%	50,308	10%
Other	87,470	11%	40,556	4%	4,601	—%
Total revenue	764,045	100%	929,981	100%	529,338	100%
Operating costs and expenses
Cost of revenue	466,808	61%	270,715	29%	167,399	32%
Marketing and advertising	484,084	63%	385,291	41%	184,157	35%
General and administrative	89,837	12%	63,114	7%	35,283	7%
Technical development	24,729	3%	18,623	2%	12,347	2%
Goodwill Impairment	44,596	6%	—	—%	—	—%
Total operating costs and expenses	1,110,054	145%	737,743	79%	399,186	76%
Income (loss) from operations	(346,009)	(45)%	192,238	21%	130,152	25%
Interest expense, net	(43,595)	(6)%	(29,320)	(3)%	(24,595)	(5)%
Loss on extinguishment of debt	—	—%	(3,315)	—%	(1,166)	—%
Other expense, net	(202)	—%	(1,588)	—%	(405)	—%
Income (loss) before income tax expense (benefit)	(389,806)	(51)%	158,015	18%	103,986	20%
Income tax expense (benefit)	(92,302)	(12)%	33,156	4%	24,502	5%
Net income (loss)	$(297,504)	(39)%	$124,859	14%	$79,484	15%

Revenue

Our primary source of revenue are the commissions earned for the sale of first year and renewal policies from our insurance carrier partners, which are presented in our consolidated statements of comprehensive income as commission revenue. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as both production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income as production bonus revenue. Other revenue includes the lead generation revenue from InsideResponse and the revenue generated through Healthcare Services.

Our commission contracts with our insurance carrier partners contain a single performance obligation satisfied at the point in time to which we allocate the total transaction price. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of future renewal commissions and production bonus revenue when applicable. After a policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions or production bonus revenue. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy. Revenue is recognized at different milestones for each segment based on the contractual enforceable rights, our historical experience, and established customer business practices. Refer to Note 1 to the consolidated financial statements for further details by segment. InsideResponse's lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery.

Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed substantially all of our performance obligations and do not experience a significant level of returns or re-shipments. There are no future revenue streams associated as patients have the option to cancel their service at any time with no further payments due.

The following table presents our commission, production bonus, other, and total revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Commission	$587,518	$818,772	$474,429	(28)%	73%
Production bonus	89,057	70,653	50,308	26%	40%
Other	87,470	40,556	4,601	116%	781%
Total revenue	$764,045	$929,981	$529,338	(18)%	76%

2022 compared to 2021—Commission revenue decreased $231.3 million, or 28%, which included decreases in Senior, Life, and Auto & Home commission revenues of $203.9 million, $21.0 million, and $1.8 million, respectively. For Senior, the revenue decline was driven by the 27% reduction in LTV’s of approved MA policies and a $193.3 million downward adjustment from a change in estimate of Senior MA cohort transaction prices. Life’s revenue decline was driven by a $15.0 million decrease in term life revenue, driven by lower agent headcount, and a $5.9 million decrease in final expense revenue, driven by an $9.5 million downward adjustment from provision for loss and a change in estimate of cohort transaction price, which was partially offset by an increase in the number of agents selling final expense policies. The revenue decline for Auto & Home was driven by our strategy to reduce the growth in that division. Production bonus revenue increased $18.4 million, which was primarily driven by a $22.4 million increase in marketing development funds received for Senior, partially offset by decreases of $2.7 million and $1.3 million for Life and Auto & Home, respectively. The $46.9 million increase in other revenue was primarily driven by $65.8 million of new revenue from Healthcare Services, partially offset by a reduction of $18.3 million in external lead generation revenue from InsideResponse, as more of their leads were consumed within Senior than in the prior year.

2021 compared to 2020—Commission revenue increased $344.3 million, or 73%, which included increases in Senior and Life commission revenues of $307.1 million and $49.1 million, respectively, offset by a decrease in Auto & Home commission revenue of $10.4 million. For Senior, the revenue growth was driven by the significant increase in our agent count that led to a 108% increase in Medicare Advantage commission revenue. Life’s $49.1 million revenue growth was driven by $45.1 million growth in final expense revenue which was a result of the investment we have made in agents to grow sales of these policies, and a slight increase in core term life revenue. The revenue decline for Auto & Home was driven by our strategic shift in agents from Auto & Home to our Senior and Life divisions. The $20.3 million increase in production bonus revenue was primarily driven by $19.5 million in marketing development funds received for Senior, and the $36.0 million increase in other revenue was primarily driven by $35.8 million of lead generation revenue from InsideResponse.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue primarily represents the direct costs associated with fulfilling our obligations to our insurance carrier partners for the sale of insurance policies. Such costs primarily consist of compensation and related benefit costs for agents, fulfillment specialists and others directly engaged in servicing policy holders. It also includes licensing costs for our agents and allocations for facilities, telecommunications and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications. For SelectRx, cost of revenue represents the direct costs associated with inventory used to fulfill pharmacy patient orders.

The following table presents our cost of revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cost of revenue	$466,808	$270,715	$167,399	72%	62%

2022 compared to 2021—Cost of revenue increased $196.1 million, or 72%, in 2022 compared to 2021, primarily due to a $123.6 million increase in compensation costs driven by the growth in the number of employees within Senior. The increase in headcount also drove increases in the allocations of $13.7 million for facilities, telecommunications, and software maintenance costs, and $8.4 million for licensing costs. Additionally, there was $43.8 million of new inventory costs for SelectRx.

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

The following table presents our marketing and advertising expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2021 vs. 2020	2020 vs. 2019
Marketing and advertising	$484,084	$385,291	$184,157	26%	109%

2022 compared to 2021—Marketing and advertising expenses increased $98.8 million, or 26%, in 2022 compared to 2021, primarily due to a $88.4 million increase in lead costs associated with generating more leads for our larger agent base to consume and lower overall close rates which impacted our marketing efficiency, and a $7.7 million increase in compensation costs, as we increased the number of employees supporting our marketing organization to produce more leads. Additionally, there was a $2.1 million increase in depreciation and amortization expense due to additional fixed assets and software in service.

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

General and Administrative

General and administrative expenses include compensation and benefits costs for staff working in our executive, finance, accounting, recruiting, human resources, administrative, business intelligence and data science departments. These expenses also include fees paid for outside professional services, including audit, tax and legal fees and allocations for facilities, telecommunications, and software maintenance costs.

The following table presents our general and administrative expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
General and administrative	$89,837	$63,114	$35,283	42%	79%

2022 compared to 2021—General and administrative expenses increased $26.7 million, or 42%, in 2022 compared to 2021, primarily due to $13.7 million in higher compensation costs due to additional headcount to support the growth in the business; $4.3 million in depreciation and amortization expenses due to additional fixed assets and software in service; $4.5 million in professional services fees due to increases in recruiting, accounting and legal, and insurance costs; and $3.1 million of charges related to the impairment of long-lived intangible assets as described in Note 7 to the consolidated financial statements.

2021 compared to 2020—General and administrative expenses increased $27.8 million, or 79%, in 2021 compared to 2020, primarily due to $10.2 million in higher compensation costs due to additional headcount to support the growth of the business; $4.2 million in corporate development charges, primarily related to the First Amendment to the Senior Secured Credit Facility, the recent acquisitions, and the Secondary Offering; and $7.1 million in higher professional fees and insurance costs.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Technical development	$24,729	$18,623	$12,347	33%	51%

2022 compared to 2021—Technical development expenses increased $6.1 million, or 33%, in 2022 compared to 2021, primarily due to a $3.4 million increase in compensation costs related to our technology personnel as we increased the number of people in our desktop support and development efforts to support the increase in total headcount. The increase in headcount also drove increases in the allocations of $1.6 million for facilities, telecommunications, and software maintenance costs.

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

Interest Expense, Net

The following table presents our interest expense, net for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest expense, net	$(43,595)	$(29,320)	$(24,595)	49%	19%

2022 compared to 2021—Interest expense increased $14.3 million, or 49%, in 2022 compared to 2021, primarily as a result of the increase in our outstanding balances on the Term Loans and DDTL Facility, amortization of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, and the ticking fee interest assessed on the remaining available borrowing capacity of the DDTL Facility.

2021 compared to 2020—Interest expense increased $4.7 million, or 19%, in 2021 compared to 2020, primarily as a result of increases in interest incurred on the Term Loans prior to the First Amendment to the Senior Secured Credit Facility, partially offset by interest related to our non-recourse debt, which was terminated on June 8, 2020.

Income Tax Expense (Benefit)

The following table presents our provision for income taxes for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Income tax expense (benefit)	$(92,302)	$33,156	$24,502	(378)%	35%
Effective tax rate	23.7%	21.0%	23.6%

2022 compared to 2021—For the year ended June 30, 2022, we recognized an income tax benefit of $92.3 million, representing an effective tax rate of 23.7%. The differences from our federal statutory tax rate to the effective tax rate for the year ended June 30, 2022, were primarily related to state income taxes.

2021 compared to 2020—For the year ended June 30, 2021, we recognized income tax expense of $33.2 million, representing an effective tax rate of 21.0%. The differences from our federal statutory tax rate to the effective tax rate for the year ended June 30, 2021, were primarily due to the net effects of state income taxes partially offset by Kansas High Performance Incentive Program (“HPIP”) tax credits and the exercise of non-qualified stock options.

Segment Information

We currently have three reportable segments: i) Senior, ii) Life, and iii) Auto & Home. Senior primarily sells senior Medicare-related health insurance products and also includes Population Health, SelectRx, and InsideResponse. Life primarily sells term life and final expense products, and Auto & Home primarily sells individual automobile and homeowners’ insurance. In addition, we account for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. We have not aggregated any operating segments together to represent a reportable segment.

We report segment information based on how our chief operating decision maker (“CODM”) regularly reviews our operating results, allocates resources, and makes decisions regarding business operations. The performance measures of the segments include total revenue and Adjusted EBITDA because management believes that such information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industries.

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

Effective July 1, 2022, we will realign our reportable segments as a result of the change in strategic direction established for fiscal year 2023. This realignment will separate the Healthcare Services business, which includes SelectRx and Population Health, out of the Senior reportable segment and into its own operating and reporting segment. The CODM will review discrete financial information for the Healthcare Services business, separate from the Senior segment, to make operational and financial decisions and allocate resources beginning July 1, 2022. The tables presented below have not been adjusted to reflect this change in reportable segments. All prior-period comparative segment information will be recast in the Company’s first quarter of fiscal 2023 Quarterly Report on Form 10-Q to reflect the change in reportable segments.

The updated strategy is designed to stabilize the growth of the MA distribution business, focus additional efforts on the growth of the Healthcare Services business, and enhance our competitive value proposition. Additionally, the strategy is designed to improve short-term cash efficiency and long-term profitability. Key elements of our strategic direction include committing to a growth strategy that prioritizes our returns and mitigates our operational risk to reduce our operating leverage. This includes a planned pullback in our Medicare policy production which allows us to refine our sales, marketing and operational approach, placing greater focus on cash efficiency, profitability, and writing business with greater potential to persist over the long term. Additionally, our strategic direction provides a differentiated approach to broader healthcare services that we believe will create a significant competitive advantage in the years ahead.

The following tables present information about the reportable segments for the periods presented:

Year Ended June 30, 2022

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$595,375	$153,973	$27,881	$(13,184)		$764,045
Operating expenses	(789,174)	(154,102)	(22,448)	(58,625)	(1)	(1,024,349)
Other expenses, net	—	—	—	(202)		(202)
Adjusted EBITDA	$(193,799)	$(129)	$5,433	$(72,011)		(260,506)
Share-based compensation expense						(7,052)
Non-recurring expenses (2)						(4,730)
Depreciation and amortization						(24,724)
Loss on disposal of property, equipment, and software, net						(1,456)
Goodwill impairment						(44,596)
Impairment of long-lived assets						(3,147)
Interest expense, net						(43,595)
Income tax benefit						92,302
Net loss						$(297,504)
(1) Operating expenses in the Corp & Elims division primarily include $44.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $18.2 million in professional services fees.

(2) These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility, costs related to acquisitions, and severance expenses.

Year Ended June 30, 2021

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$728,701	$177,669	$30,913	$(7,302)		$929,981
Operating expenses	(484,924)	(155,127)	(22,735)	(46,899)	(1)	(709,685)
Other expenses, net	—	—	—	(100)		(100)
Adjusted EBITDA	$243,777	$22,542	$8,178	$(54,301)		220,196
Share-based compensation expense						(5,165)
Non-recurring expenses (2)						(6,065)
Fair value adjustments to contingent earnout obligations						(1,488)
Depreciation and amortization						(16,142)
Loss on disposal of property, equipment, and software						(686)
Interest expense, net						(29,320)
Loss on extinguishment of debt						(3,315)
Income tax expense						(33,156)
Net income						$124,859
(1) Operating expenses in the Corp & Elims division primarily include $34.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.4 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment to the Senior Secured Credit Facility, recent acquisitions, re-designation of the hedge, and the Secondary Offering.

Year Ended June 30, 2020

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$361,673	$127,790	$41,189	$(1,314)		$529,338
Operating expenses	(215,935)	(102,155)	(32,490)	(26,881)	(1)	(377,461)
Other expenses, net	—	—	—	(30)		(30)
Adjusted EBITDA	$145,738	$25,635	$8,699	$(28,225)		151,847
Share-based compensation expense						(9,498)
Non-recurring expenses (2)						(3,721)
Fair value adjustments to contingent earnout obligations						(375)
Depreciation and amortization						(7,993)
Loss on disposal of property, equipment and software						(360)
Restructuring expenses						(153)
Interest expense, net						(24,595)
Loss on extinguishment of debt						(1,166)
Income tax expense						(24,502)
Net income						$79,484
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

The following table depicts the disaggregation of revenue by segment and product for the years ended June 30:

(dollars in thousands)	2022	$	%	2021	$	%	2020
Senior:
Commission revenue:
Medicare advantage	$409,090	$(186,042)	(31)%	$595,132	$309,175	108%	$285,957
Medicare supplement	5,224	(18,207)	(78)%	23,431	(10,870)	(32)%	34,301
Prescription drug plan	(170)	(1,822)	(110)%	1,652	(1,215)	(42)%	2,867
Dental, vision, and health	15,056	(913)	(6)%	15,969	8,211	106%	7,758
Other commission revenue	5,257	3,101	144%	2,156	1,794	496%	362
Total commission revenue	434,457	(203,883)	(32)%	638,340	307,095	93%	331,245
Total production bonus revenue	66,888	22,381	50%	44,507	19,460	78%	25,047
Total other revenue	94,030	48,176	105%	45,854	40,473	752%	5,381
Total Senior revenue	595,375	(133,326)	(18)%	728,701	367,028	101%	361,673
Life:
Commission revenue:
Term	65,539	(15,049)	(19)%	80,588	4,024	5%	76,564
Final expense	68,295	(5,932)	(8)%	74,227	45,104	155%	29,123
Total commission revenue	133,834	(20,981)	(14)%	154,815	49,128	46%	105,687
Total production bonus revenue	20,139	(2,715)	(12)%	22,854	751	3%	22,103
Total other revenue	—	—	—%	—	—	—%	—
Total Life revenue	153,973	(23,696)	(13)%	177,669	49,879	39%	127,790
Auto & Home:
Total commission revenue	25,851	(1,770)	(6)%	27,621	(10,410)	(27)%	38,031
Total production bonus revenue	2,030	(1,262)	(38)%	3,292	134	4%	3,158
Total other revenue	—	—	—%	—	—	—%	—
Total Auto & Home revenue	27,881	(3,032)	(10)%	30,913	(10,276)	(25)%	41,189
Eliminations:
Total commission revenue	(6,624)	(4,620)	231%	(2,004)	(1,470)	275%	(534)
Total production bonus revenue	—	—	—%	—	—	—%	—
Total other revenue	(6,560)	(1,262)	24%	(5,298)	(4,518)	579%	(780)
Total Elimination revenue	(13,184)	(5,882)	81%	(7,302)	(5,988)	456%	(1,314)
Total commission revenue	587,518	(231,254)	(28)%	818,772	344,343	73%	474,429
Total production bonus revenue	89,057	18,404	26%	70,653	20,345	40%	50,308
Total other revenue	87,470	46,914	116%	40,556	35,955	781%	4,601
Total revenue	$764,045	$(165,936)	(18)%	$929,981	$400,643	76%	$529,338

Revenue by Segment

2022 compared to 2021—Revenue from our Senior segment was $595.4 million for the year ended June 30, 2022, a $133.3 million, or 18%, decrease compared to revenue of $728.7 million for the year ended June 30, 2021. The decrease was primarily due to a $186.0 million, or 31%, decrease in MA commission revenue driven by a $193.3 million downward adjustment from the change in estimate of cohort transaction prices, a $18.2 million decrease in MS commission revenue, and a reduction of $18.3 million in external lead generation revenue from InsideResponse, partially offset by $65.8 million of new revenue from Healthcare Services and a $22.4 million increase in marketing development funds received.

Revenue from our Life segment was $154.0 million for the year ended June 30, 2022, a $23.7 million, or 13%, decrease compared to revenue of $177.7 million for the year ended June 30, 2021. The decrease was primarily due to a $15.0 million decrease in term life revenue, driven by lower agent headcount, and a $5.9 million decrease in final expense revenue, which was the result of an $9.5 million downward adjustment from provision for loss and a change in estimate of cohort transaction price, which was partially offset by an increase in the number of agents selling final expense policies.

Revenue from our Auto & Home segment was $27.9 million for the year ended June 30, 2022, a $3.0 million, or 10%, decrease compared to revenue of $30.9 million for the year ended June 30, 2021, primarily due to our strategy to reduce the growth in Auto & Home.

2021 compared to 2020—Revenue from our Senior segment was $728.7 million for the year ended June 30, 2021, a $367.0 million, or 101%, increase compared to revenue of $361.7 million for the year ended June 30, 2020. The increase was primarily due to a $309.2 million, or 108%, increase in MA commission revenue, $19.5 million in marketing development funds received, and $35.8 million of lead generation revenue from InsideResponse included in other revenue. This was partially offset by a $10.9 million, or 32%, decrease in MS commission revenue primarily due to the recognition of $9.0 million of renewal year revenue from a certain MS carrier whose contract was amended during the year ended June 30, 2020.

Revenue from our Life segment was $177.7 million for the year ended June 30, 2021, a $49.9 million, or 39%, increase compared to revenue of $127.8 million for the year ended June 30, 2020. The increase was primarily due to a $45.1 million, or 155%, increase in final expense revenue which was the result of our increased focus on selling final expense policies.

Revenue from our Auto & Home segment was $30.9 million for the year ended June 30, 2021, a $10.3 million, or 25%, decrease compared to revenue of $41.2 million for the year ended June 30, 2020. The decrease was primarily due to a 21% decrease in premium sold.

Adjusted EBITDA by Segment

2022 compared to 2021—–Adjusted EBITDA from our Senior segment was $(193.8) million for the year ended June 30, 2022, a $437.6 million, or 179%, decrease compared to Adjusted EBITDA of $243.8 million for the year ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to a $304.3 million increase in operating costs and expenses, driven by a $98.7 million increase in variable marketing expenses as discussed above, a $96.2 million increase in personnel costs associated with additional headcount, $51.0 million higher fulfillment costs associated with scaling Population Health and SelectRx, and $43.8 million in pharmaceutical costs for SelectRx. In addition, there was a $133.3 million decrease in total Senior revenue, driven by the $193.3 million downward adjustment from a change in estimate of MA cohort transaction prices discussed above.

Adjusted EBITDA from our Life segment was $(0.1) million for the year ended June 30, 2022, a $22.7 million, or 101%, decrease compared to Adjusted EBITDA of $22.5 million for the year ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to a $23.7 million decrease in revenue as a result of the decreases in term life and final expense revenue discussed above.

Adjusted EBITDA from our Auto & Home segment was $5.4 million for the year ended June 30, 2022, a $2.7 million, or 34%, decrease compared to Adjusted EBITDA of $8.2 million for the year ended June 30, 2021. The decrease in Adjusted EBITDA was due to a $3.0 million decrease in revenue partially offset by a $0.3 million decrease in operating costs and expenses. The revenue decline for Auto & Home was driven by our strategy to reduce the growth in that division.

2021 compared to 2020—Adjusted EBITDA from our Senior segment was $243.8 million for the year ended June 30, 2021, a $98.0 million, or 67%, increase compared to Adjusted EBITDA of $145.7 million for the year ended June 30, 2020. The increase in Adjusted EBITDA was due to a $367.0 million increase in revenue partially offset by a $269.0 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and personnel costs associated with higher headcount that was driven by a significant increase in policies submitted and approved and an increase in the number of licensed agents.

Adjusted EBITDA from our Life segment was $22.5 million for the year ended June 30, 2021, a $3.1 million, or 12%, decrease compared to Adjusted EBITDA of $25.6 million for the year ended June 30, 2020. The decrease in Adjusted EBITDA was primarily due to a $53.0 million increase in operating costs and expenses primarily attributable to an increase in variable marketing expenses and variable sales commission expenses to agents driven by an increase in the amount of premium sold for final expense policies, partially offset by a $49.9 million increase in revenue. Adjusted EBITDA was also impacted by flexing a significant amount of our Life and Health Advisor ("LHA") agents that sell final expense policies into Senior to sell during AEP as we incurred expense to hire and train some of these agents but didn't realize the full benefit of revenue within our Life business for the quarter.

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

Risks and Uncertainties Regarding Liquidity and Compliance with our Senior Secured Credit Facility Covenant

Under the Senior Secured Credit Facility, we are required to maintain a certain asset coverage ratio, as discussed further in Note 10 to the consolidated financial statements. In our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, we disclosed that there was substantial doubt about our ability to continue as a going concern as a result of conditions that existed as of March 31, 2022. Specifically, our financial projections indicated that we would not be in compliance with a certain asset coverage ratio under the Senior Secured Credit Facility within one year after the date that the consolidated financial statements were issued. Subsequently, we entered into the Fourth Amendment to the Senior Secured Credit Facility (as defined and discussed further in Note 10 to the consolidated financial statements) to amend the required debt covenants through October 31, 2024. Based on our financial projections, we believe we will remain in compliance with the revised debt covenants within one year after the date that the consolidated financial statements are issued. Our future compliance is dependent upon the successful implementation of our new strategic direction discussed above, and we will need to continue to stay in compliance in the future with these revised covenants for one year after the date our consolidated financial statements are issued.

As of June 30, 2022 and June 30, 2021, our cash and cash equivalents totaled $141.0 million and $286.5 million, respectively. Additionally, the following table presents a summary of our cash flows for the years ended June 30:

(in thousands)	2022	2021	2020
Net cash used in operating activities	$(338,314)	$(115,442)	$(61,776)
Net cash used in investing activities	(42,576)	(64,016)	(51,370)
Net cash provided by financing activities	235,433	97,042	481,446

Operating Activities

Cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense; impairment charges; and the effect of changes in working capital and other activities.

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

Year Ended June 30, 2022—Cash used in operating activities was $338.3 million, consisting of net loss of $297.5 million, adjustments for non-cash items of $2.2 million, and cash used in operating assets and liabilities of $38.6 million. Adjustments for non-cash items primarily consisted of $92.7 million in deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, partially offset by $44.6 million of goodwill impairment charges, $24.7 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $7.1 million of share-based compensation expense, $5.5 million in amortization of debt issuance costs and debt discount, and $4.1 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $25.7 million in accounts receivable, net related to the increase in approved policies, increases of $10.9 million in other assets primarily related to increases in prepaid balances and SelectRx inventory, and decreases of $5.1 million in operating lease liabilities, partially offset by a decrease of $7.3 million in commissions receivable.

Year Ended June 30, 2021—Cash used in operating activities was $115.4 million, consisting of net income of $124.9 million and adjustments for non-cash items of $66.2 million, offset by cash used in operating assets and liabilities of $306.5 million. Adjustments for non-cash items primarily consisted of $33.0 million in deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $16.1 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $5.2 million of share-based compensation expense, and $3.8 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $332.9 million in commissions receivable and $20.0 million in accounts receivable, net related to the increase in approved policies, partially offset by increases of $19.7 million in accounts payable and accrued expenses and $25.6 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Year Ended June 30, 2020—Cash used in operating activities was $61.8 million, consisting of net income of $79.5 million and adjustments for non-cash items of $45.2 million, offset by cash used in operating assets and liabilities of $186.5 million. Adjustments for non-cash items primarily consisted of $24.5 million of deferred income taxes as the Company defers revenue related to certain commissions receivable into following years until it is collected, $9.5 million of stock compensation expense primarily for the distribution to stock option holders, and $8.0 million of depreciation and amortization related to the additional fixed assets purchases and internally developed software in service. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $13.4 million and $197.4 million in accounts receivable, net and commissions receivable, respectively, partially offset by increases of $15.7 million in accounts payable and accrued expenses and $9.2 million in accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue.

Investing Activities

Our investing activities primarily consist of purchases of furniture and fixtures, computer hardware, leasehold improvements related to facilities expansion, and capitalized salaries related to the development of internal-use software.

Year Ended June 30, 2022—Net cash used in investing activities of $42.6 million was primarily due to $24.8 million of purchases of property and equipment primarily to support AEP and OEP and the growth of SelectRx infrastructure, $9.9 million in purchases of software and capitalized internal-use software, $6.9 million of net cash paid to acquire Simple Meds, and a $1.0 million non-controlling interest equity investment.

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

Year Ended June 30, 2020—Net cash used in investing activities of $51.4 million was primarily due to $35.8 million of cash paid net of the cash acquired for the acquisition of InsideResponse as well as $9.4 million of purchases of property and equipment and $6.1 million in purchases of software and capitalized internal-use software spent to develop new programs and systems to efficiently accommodate our increased volumes.

Acquisitions

On May 1, 2020, we acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments). The purchase price was comprised of $32.7 million that was paid in cash at the closing of the transaction and an earnout of $32.3 million that was paid in cash during the year ended June 30, 2021.

On February 1, 2021, we acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), comprised of $24.0 million in cash paid at the closing of the transaction, $6.0 million of holdback for, if any, indemnification claims, net working capital adjustments, and underperformance, and an earnout of up to $3.5 million. The minimum earnout target was not achieved; however, the remaining holdback was earned in full, and the Company paid the remaining holdback of $5.5 million, with interest, after the net working capital true-up of $0.5 million, during the year ended June 30, 2022.

On April 30, 2021, we acquired 100% of the outstanding shares of Express Med Pharmaceuticals for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. As of June 30, 2022, the Company has accrued compensation expense of $1.0 million with respect to the earnout.

On August 31, 2021, SelectRx acquired 100% of the outstanding equity interests of Simple Meds for an aggregate purchase price of $7.0 million (subject to customary adjustments). The aggregate purchase price of $7.0 million was paid in cash at the closing of the transaction.

Refer to Note 2 to the consolidated financial statements for further details concerning our recent acquisitions.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of debt and equity and proceeds and payments related to stock-based compensation.

Year Ended June 30, 2022—Net cash provided by financing activities of $235.4 million was primarily due to $242.0 million in net proceeds from the DDTL Facility and $3.2 million in proceeds from common stock options exercised and the employee stock purchase plan, partially offset by a holdback settlement of $5.5 million for acquisition of a lead distribution company, principal payments of $2.4 million and $1.2 million on the Term Loans and DDTL Facility, respectively, and $0.3 million in debt issuance costs related to the amendments to the Senior Secured Credit Facility.

Year Ended June 30, 2021—Net cash provided by financing activities of $97.0 million was primarily due to $228.8 million in net proceeds from the Term Loans as a result of the First Amendment, partially offset by payments of $84.1 million related to the partial extinguishment of the Term Loans prior to the First Amendment, $32.3 million of earnout for the InsideResponse acquisition, and $10.4 million for withholding taxes related to net share settlements of employee stock option awards.

Year Ended June 30, 2020—Net cash provided by financing activities of $481.4 million was primarily due to $416.5 million in net proceeds from the Term Loans, $340.2 million in proceeds from our initial public offering, net of underwriters’ discounts and commissions, and $135.0 million in proceeds from the issuance of preferred stock, partially offset by $275.0 million for the Distribution, $100.0 million payment on our Term Loans with proceeds from the IPO, and $31.4 million in payments on non-recourse debt, primarily to pay off the Receivables Financing Agreement.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. As of June 30, 2022, there was $469.6 million outstanding under the Term Loans and $243.8 million outstanding under the DDTL Facility and no amounts outstanding under the Revolving Credit Facility. Refer to Note 10 to the consolidated financial statements for further details and defined terms.

Our risk management strategy includes entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. The Company's Amended Interest Rate Swap is designated as a cash flow hedge of the interest payments on $325.0 million in principal of the Term Loans. Refer to Note 9 to the consolidated financial statements for further details and defined terms.

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

Contractual Obligations

Our principal commitments consist of obligations under our outstanding operating leases for office facilities; our Senior Secured Credit Facility which includes the Term Loans, DDTL Facility, and Revolving Credit Facility (as defined in Note 10 to the consolidated financial statements); and our Amended Interest Rate Swap (as defined in Note 9 to the consolidated financial statements). In addition, we have outstanding service and licensing agreements with various vendors for connectability, maintenance, and other services, including minimum purchase requirements for pharmaceuticals. We believe that we will be able to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition for commissions revenue, commissions receivable, accounting for income taxes, share-based compensation, the valuation of assets and liabilities acquired from acquisitions, and the impairment of intangible assets and goodwill.

Commission Revenue Recognition and Commissions Receivable

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors such as the determination of performance obligations and determination of the transaction price.

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. Persistency is the estimate of policies expected to renew each year and renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated average duration of expected renewals for our cohorts used in the calculation of LTV is ten years. Effective for policies sold during the three months ended December 31, 2021, and thereafter, the Company increased the product specific constraint for our largest product, Medicare Advantage, from 6% to 15%. The assumptions used in the Company’s calculation of renewal commission revenue are based on a combination of the Company’s historical experience for renewals, lapses, and payment data; available insurance carrier data; other industry or consumer behavior patterns; and expectations for future retention rates. The estimate of variable consideration is recognized only to the extent it is probable that a material reversal in revenue would not be expected to occur when the uncertainty associated with future commissions receivables is subsequently resolved when the policy renews or lapses. The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTV’s as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments can be positive or negative and are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

The Company recognizes revenue for both first year and renewal commissions when it has completed its performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, the Company’s historical experience, and established customer business practices:

•Senior—Commission revenue is recognized at the earliest of when the insurance carrier has approved the policy sold, when a commission payment is received from the insurance carrier, or when the policy sold becomes effective.

•Life—Term commission revenue is recognized when the insurance carrier has approved the policy sold and payment information has been obtained from the policyholder. Final expense commission revenue is recognized when the carrier provides confirmation the policy is active.

•Auto & Home—Commission revenue is recognized when the policy sold becomes effective.

Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not renewed yet and are therefore subject to the same assumptions, judgements, and estimates used when recognizing revenue as noted above. The current portion of commissions receivable are future renewal commissions expected to be renewed and collected in cash within one year, while the non-current portion of commissions receivable are expected to be collected beyond one year. Contract assets are reclassified as accounts receivable, net when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy, typically on an annual basis.

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

In accordance with ASC 740, we account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company continues to recognize its deferred tax assets as of June 30, 2022, as it believes it is MLTN that the deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is a source of income that can be used to support the realizability of the Company’s deferred tax assets. As such, the Company does not believe a valuation allowance is necessary as of June 30, 2022, and will continue to evaluate in the future as circumstances may change.

Share-Based Compensation

We recognize share-based compensation expense in the consolidated statements of comprehensive income based on the fair value of our stock-based awards over their respective vesting periods, depending on the plan. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model. The expected term for stock options granted is determined using the simplified method, which deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price, however, we do not expect to pay any dividends in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using historical stock prices for a combination of publicly traded peer group companies and our stock price. The estimated attainment of performance-based awards and related expense is based on the expectations of target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Fair Value of Assets Acquired and Liabilities Assumed from Acquisitions

We account for business combinations using the acquisition method of accounting. Identifiable assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates, estimates of terminal values, and assessment of the probabilities of the earnout metrics.

Impairment of Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its expected future undiscounted cash flows. If the carrying amount exceeds its expected future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds its fair value. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

For the year ended June 30, 2022, the Company recorded impairment charges of $3.1 million in general and administrative expense in the consolidated statement of comprehensive income related to write-offs of previously acquired definite-lived intangible assets from which the Company does not expect to receive future economic benefit. There were no impairment charges recorded on the Company’s long-lived assets for the years ended June 30, 2021 and 2020. Refer to Note 7 to the consolidated financial statements for additional details.

Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired in a business combination as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350, Intangibles-Goodwill and Other (“ASC 350”), rather, goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. Further, goodwill is allocated, and evaluated for impairment, at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative test is then performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of a reporting unit is greater than its estimated fair value, goodwill is written down by the excess amount, limited to the total amount of goodwill allocated to that reporting unit.

The Company estimates the fair value of reporting units under ASC 350 by using an income approach, a market approach, or a combination thereof, which involves the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820, Fair Value Measurement (“ASC 820”), and require us to make various judgmental assumptions around future revenues and operating costs, growth rates, and discount rates which consider our budgets, business plans, and economic projections. As such, these estimates are uncertain and may vary from actual results. Under the income approach, we utilize the discounted cash flow method while under the market approach, we utilize a peer-based guideline public company method based on published multiples of earnings of comparable entities with similar operations and economic characteristics.

As a result of our annual goodwill impairment test as of April 1, 2022, the Company recorded goodwill impairment charges of $44.6 million in goodwill impairment in the consolidated statement of comprehensive income for the year ended June 30, 2022. There were no goodwill impairment charges recorded for the years ended June 30, 2021 and 2020. Refer to Note 7 to the consolidated financial statements for additional details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our business, financial condition, and results of operations are not materially affected by foreign currency exchange rates, inflationary pressures, and commodity price fluctuations. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2022, 2021, and 2020, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2022, three insurance carrier partners accounted for 29%, 20%, and 14% of total accounts and commissions receivable. As of June 30, 2021, three insurance carrier partners accounted for 29%, 21%, and 10% of total accounts and commissions receivable. As of June 30, 2020, three insurance carrier partners accounted for 26%, 20%, and 10% .

Interest Rate Risk

As of June 30, 2022, we had cash of $140.2 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $0.7 million deposited in a money market account with one of those banks. As of June 30, 2021, we had cash of $25.7 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $260.7 million deposited in a money market account with one of those banks. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2022 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commission Revenue – Renewal Commission Revenue - Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company earns commissions for first year and renewal policies from the insurance carriers, as presented in the consolidated statements of comprehensive income as commission revenue. The Company recognized commission revenue of $588 million for the year ended June 30, 2022, which includes $387 million of renewal commission revenue. The estimate of renewal commission revenue (referred to as “renewal commissions”) is considered variable consideration within the transaction price and requires significant judgment including determining the number of periods in which a renewal will occur and the constrained value of those renewal commissions to be received if renewed. The accounting estimates and judgments related to the recognition of renewal commissions require the Company to make assumptions to determine the transaction price. The Company utilizes a practical expedient to estimate renewal commissions by applying the use of a portfolio approach to policies grouped together by segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”). The transaction price is determined using the estimated lifetime value, which represents commissions estimated to be collected over the life of an approved policy. There is significant judgment involved in determining the key assumptions used to constrain renewal commissions at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. The Company reassesses the assumptions and inputs into the Company’s estimate of renewal commissions, including reviewing changes in the key assumptions used to estimate renewal commissions as well as the difference between the cash received for each cohort compared to the original estimate recorded at the time the performance obligation was met. The differences in cash received for current period renewals may result in a change in the estimated variable consideration by cohort. The Company assesses the differences in the actual cash received for current period renewals and records adjustments (“cohort adjustments”) as the underlying uncertainty is resolved upon renewal. The Company analyzes the current period cohort adjustments to determine if they are indicative of a change in the estimate of future renewal commissions (“tail adjustments”). For the year ended June 30, 2022, the Company recognized a net downward adjustment of $212.2 million commission revenue cohort and tail adjustment related to a change in estimate for policies approved in prior fiscal years.

Given the significant judgment made by management to estimate the variable consideration, including key assumptions used to constrain the renewal commissions, such as persistency, renewal year provision, and product specific trends to incorporate industry volatility or uncertainty of consumer behavior at the time the performance obligation is met and then reassessed at each subsequent reporting period, auditing management’s methodology including the underlying key assumptions supporting the variable consideration and the respective cohort and tail adjustments requires a high degree of auditor judgment when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address the significant judgments, including management’s determination of key assumptions used to constrain renewal commission revenue at the time the performance obligation is met and in the reassessment of the transaction price each reporting period included the following, among others:

•We tested the effectiveness of the control over the Company’s methodology to estimate the variable consideration at the time the performance obligation is met including key assumptions used in the methodology to constrain the renewal commission revenue which include persistency, renewal year provision, and product specific trends by segment and carrier.

•We tested the effectiveness of the controls over the completeness and accuracy of the underlying policy data supporting certain key assumptions used to identify, evaluate, and record the variable consideration recognized at the time the performance obligation is met.

•We tested the effectiveness of the control over the Company’s methodology to reassess the variable consideration recognized in prior periods related to current and future renewal periods, referred to as cohort and tail adjustments, respectively.

•We tested the effectiveness of the controls over the completeness and accuracy of the policy data and underlying inputs used to identify, evaluate, and record cohort and tail adjustments in accordance with the Company’s methodology.

•We tested the completeness and accuracy of the renewal commission revenue recorded in the current year as variable consideration. We reperformed the renewal revenue commissions calculation using management’s selected key assumptions to test that the Company followed its methodology for a sample of policies.

•We selected a sample of policies used in the Company’s persistency assumption and confirmed the policy status directly with the carriers.

•We obtained new and amended insurance carrier contracts and evaluated key terms, including termination clauses and penalties to determine that the contract qualified for inclusion in variable consideration either at the time the performance obligation was met or subsequently included as a tail adjustment due to a contract modification.

•We evaluated and tested the Company’s methodology, including any changes, to identify, evaluate and record cohort and tail adjustments.

•We evaluated and tested the Company’s product specific constraint.

•We tested the completeness and accuracy of the policy data and underlying inputs used in the Company’s cohort adjustments which included agreeing inputs to third-party carrier statements and reperformed the cohort and tail adjustment calculation to test that the Company followed its methodology for a sample of cohort and tail adjustments.

Goodwill — Healthcare Services Reporting Unit - Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the estimated fair value of its reporting units using a weighting of the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach. The determination of the fair value using the discounted cash flow model requires significant judgment related to forecasted growth of future revenues, cost of revenues, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rates using weighted average cost of capital which considers market and industry data as well as company-specific risk factors. The goodwill balance was $29.1 million as of June 30, 2022, of which was entirely attributable to the Healthcare Services reporting unit. The fair value of Healthcare Services reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Healthcare Services as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of Healthcare Services and the sensitivity of the operations ability to scale, cost structure, and profitability of the business. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenues, cost of revenues, EBITDA margins, and selection of a discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future revenues, cost of revenues, EBITDA margins, and the selection of a discount rate for the Healthcare Services reporting unit included the following, among others:

•We tested the effectiveness of the control over management’s goodwill impairment evaluation and the determination of the fair value of Healthcare Services, including the control related to management’s forecasts and selection of the discount rate.

•We evaluated management’s ability to accurately forecast future revenue by comparing prior forecasts to actual results.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) prior results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports and companies in its peer group.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•With the assistance of our fair value specialists, we evaluated the peer-based guideline companies and the related revenue and EBITDA multiples. We evaluated the underlying source information and mathematical accuracy of the calculations, and compared the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Kansas City, MO
August 29, 2022

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,997	$286,454
Accounts receivable, net	129,748	103,364
Commissions receivable-current	116,277	89,120
Other current assets	15,751	4,486
Total current assets	402,773	483,424
COMMISSIONS RECEIVABLE—Net	722,349	756,777
PROPERTY AND EQUIPMENT—Net	41,804	29,510
SOFTWARE—Net	16,301	12,611
OPERATING LEASE RIGHT-OF-USE ASSETS	28,016	31,414
INTANGIBLE ASSETS—Net	31,255	40,670
GOODWILL	29,136	68,019
OTHER ASSETS	18,418	1,436
TOTAL ASSETS	$1,290,052	$1,423,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,766	$34,079
Accrued expenses	26,002	20,676
Accrued compensation and benefits	42,150	40,909
Operating lease liabilities—current	5,261	5,289
Current portion of long-term debt	7,169	2,360
Other current liabilities	8,165	5,504
Total current liabilities	113,513	108,817
LONG-TERM DEBT, NET—less current portion	698,423	459,043
DEFERRED INCOME TAXES	50,080	138,827
OPERATING LEASE LIABILITIES	33,946	38,392
OTHER LIABILITIES	2,985	11,743
Total liabilities	898,947	756,822
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 164,452,029 and 163,510,191 shares issued and outstanding as of June 30, 2022 and 2021, respectively	1,644	1,635
Additional paid-in capital	554,845	544,771
Retained earnings (accumulated deficit)	(177,100)	120,404
Accumulated other comprehensive income	11,716	229
Total shareholders’ equity	391,105	667,039
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,290,052	$1,423,861

See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2022	2021	2020
REVENUE:
Commission	$587,518	$818,772	$474,429
Production bonus	89,057	70,653	50,308
Other	87,470	40,556	4,601
Total revenue	764,045	929,981	529,338
OPERATING COSTS AND EXPENSES:
Cost of revenue	466,808	270,715	167,399
Marketing and advertising	484,084	385,291	184,157
General and administrative	89,837	63,114	35,283
Technical development	24,729	18,623	12,347
Goodwill impairment	44,596	—	—
Total operating costs and expenses	1,110,054	737,743	399,186
INCOME (LOSS) FROM OPERATIONS	(346,009)	192,238	130,152
INTEREST EXPENSE, NET	(43,595)	(29,320)	(24,595)
LOSS ON EXTINGUISHMENT OF DEBT	—	(3,315)	(1,166)
OTHER EXPENSE, NET	(202)	(1,588)	(405)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(389,806)	158,015	103,986
INCOME TAX EXPENSE (BENEFIT)	(92,302)	33,156	24,502
NET INCOME (LOSS)	$(297,504)	$124,859	$79,484

NET INCOME (LOSS) PER SHARE:
Basic	$(1.81)	$0.77	$(0.18)
Diluted	$(1.81)	$0.75	$(0.18)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	164,042	162,889	97,496
Diluted	164,042	165,544	97,496

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	11,487	1,483	(1,254)
OTHER COMPREHENSIVE INCOME (LOSS)	11,487	1,483	(1,254)
COMPREHENSIVE INCOME (LOSS)	$(286,017)	$126,342	$78,230
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2019	90,619	$906	$138,378	$200,446	$(77,275)	$—	$262,455
Net income	—	—	—	79,484	—	—	79,484
Loss on cash flow hedge, net of tax	—	—	—	—	—	(1,295)	(1,295)
Amount reclassified into earnings, net of tax	—	—	—	—	—	41	41
Stock options exercised	5,495	56	5,450	—	—	—	5,506
Share-based compensation expense	—	—	9,483	—	—	—	9,483
Issuance and conversion of preferred shares, net of transaction fees	51,571	516	129,531	—	—	—	130,047
Dividends paid(1)	—	—	—	(207,341)	—	—	(207,341)
Dividends paid on unexercised stock options	—	—	(9,221)	—	—	—	(9,221)
Return of capital	—	—	(58,438)	—	—	—	(58,438)
Treasury stock retirement	(3,520)	(36)	—	(77,044)	77,275	—	195
Proceeds from initial public offering, net of underwriters’ discounts and commissions and other offering expenses	18,026	180	332,930	—	—	—	333,110
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(4,455)	$—	$(1,254)	$544,026
Net income	—	—	—	124,859	—	—	124,859
Gain on cash flow hedge, net of tax	—	—	—	—	—	941	941
Amount reclassified into earnings, net of tax	—	—	—	—	—	542	542
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,213	12	(9,473)	—	—	—	(9,461)
Issuance of common stock pursuant to employee stock purchase plan	56	1	985	—	—	—	986
Vesting of restricted stock unit awards	50	—	—	—	—	—	—
Share-based compensation expense	—	—	5,146	—	—	—	5,146
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$120,404	$—	$229	$667,039
Net loss	—	—	—	(297,504)	—	—	(297,504)
Gain on cash flow hedge, net of tax	—	—	—	—	—	10,869	10,869
Amount reclassified into earnings, net of tax	—	—	—	—	—	618	618
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	349	3	1,293	—	—	—	1,296
Issuance of common stock pursuant to employee stock purchase plan	467	5	1,877	—	—	—	1,882
Vesting of restricted stock unit awards	126	1	(148)	—	—	—	(147)
Share-based compensation expense	—	—	7,052	—	—	—	7,052
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$—	$11,716	$391,105
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

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(297,504)	$124,859	$79,484
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	24,724	16,142	7,993
Goodwill impairment	44,596	—	—
Loss on disposal of property, equipment, and software	1,458	686	360
Impairment of long-lived assets	3,147	—	—
Share-based compensation expense	7,052	5,165	9,498
Deferred income taxes	(92,716)	33,007	24,493
Amortization of debt issuance costs and debt discount	5,461	3,344	2,266
Write-off of debt issuance costs	—	2,570	237
Fair value adjustments to contingent earnout obligations	—	1,488	375
Non-cash lease expense	4,067	3,823	—
Changes in operating assets and liabilities:
Accounts receivable, net	(25,749)	(19,993)	(13,408)
Commissions receivable	7,271	(332,936)	(197,364)
Other assets	(10,915)	4,848	(3,352)
Accounts payable and accrued expenses	(4,464)	19,728	15,672
Operating lease liabilities	(5,143)	(3,782)	—
Other liabilities	401	25,609	11,970
Net cash used in operating activities	(338,314)	(115,442)	(61,776)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,798)	(14,907)	(9,446)
Proceeds from sales of property and equipment	—	—	3
Purchases of software and capitalized software development costs	(9,851)	(8,081)	(6,106)
Acquisition of business	(6,927)	(41,028)	(35,821)
Investment in equity securities	(1,000)	—	—
Net cash used in investing activities	(42,576)	(64,016)	(51,370)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	50,000	—	87,989
Payments on Revolving Credit Facility	(50,000)	—	(99,021)
Proceeds from DDTL Facility	242,000	—	—
Payments on DDTL Facility	(1,225)	—	—
Net proceeds from Term Loans	—	228,753	416,500
Payments on Term Loans	(2,360)	(84,118)	(100,000)
Proceeds from other debt	—	—	16,575
Payments on other debt	(184)	(251)	(31,447)
Proceeds from common stock options exercised and employee stock purchase plan	3,179	1,887	5,506
Cash dividends paid	—	—	(275,000)
Issuance of preferred stock	—	—	135,000
Payments of tax withholdings related to net share settlement of equity awards	(148)	(10,362)	—
Payments of debt issuance costs	(328)	(885)	(7,854)
Payments of costs incurred in connection with private placement	—	(1,771)	(3,784)
Payments of costs incurred in connection with initial public offering	—	(3,911)	(3,218)
Proceeds from initial public offering, net of underwriters’ discounts and commissions	—	—	340,200
Payment of contingent earnout liability	—	(32,300)	—
Payment of acquisition holdback	(5,501)	—	—
Net cash provided by financing activities	235,433	97,042	481,446
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(145,457)	(82,416)	368,300
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	286,454	368,870	570
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$140,997	$286,454	$368,870

Reconciliation to the Consolidated Balance Sheets:
Cash and cash equivalents	140,997	286,454	321,065
Restricted cash	—	—	47,805
Total cash, cash equivalents, and restricted cash	$140,997	$286,454	$368,870

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(38,043)	$(26,006)	$(23,497)
(Payment) refund of income taxes, net	(169)	(214)	64
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Landlord funded allowance for tenant improvements	—	—	4,437
Capital expenditures in accounts payable and accrued expenses	655	444	241
Contingent earnout obligation related to acquisition	—	—	30,437
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Payoff of credit agreement	—	—	(21,645)
Equity issuance costs in accounts payable and accrued expenses	—	—	5,643

See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) contracts with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products. Additionally, Senior includes the lead generation business, InsideResponse and Healthcare Services, which includes Population Health and SelectRx. Population Health contracts with insurance carriers to perform health risk assessments (“HRA”) on potential new members to determine how Population Health’s value-based care (“VBC”) partners can help members produce better healthcare outcomes. SelectRx is a closed-door, long-term care pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Company primarily earns revenue in the form of commission payments from the insurance carriers. Commission payments are received both when the initial policy is sold (“first year”) and when the underlying policyholder renews their policy in subsequent years (“renewal”). The Company also receives certain volume-based bonuses from some carriers on first-year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds.” Additionally, the Company earns lead generation revenue from InsideResponse, revenue from Population Health for performing HRAs and making transfers or appointments with VBC partners, and pharmaceutical sales revenue from SelectRx.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC (“InsideResponse”), and SelectQuote Ventures, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2022. Certain reclassifications have been made to prior periods to conform with current year. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Results of operations were not materially impacted by the COVID-19 pandemic.

Our fiscal year ends on June 30. References in this Annual Report to a particular “year,” “fiscal,” “fiscal year,” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.

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

Going Concern—The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, the Company disclosed that there was substantial doubt about its ability to continue as a going concern as a result of conditions that existed as of March 31, 2022. Specifically, the Company’s financial projections indicated it would not be in compliance with a certain asset coverage ratio under the Senior Secured Credit Facility within one year after the date that the consolidated financial statements were issued. Subsequently, the Company entered into the Fourth Amendment to the Senior Secured Credit Facility (as defined and discussed further in Note 10 to the consolidated financial statements) to amend the required debt covenants through October 31, 2024. Based on its financial projections, the Company believes it will remain in compliance with the revised debt covenants within one year after the date that the consolidated financial statements are issued. We are in compliance with all debt covenants as of June 30, 2022.

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

Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Prior to amending the Senior Secured Credit Facility, the Company’s restricted cash balance consisted of a specified deposit account to be used only for interest payments on the Term Loans.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2022, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2022, three insurance carrier customers accounted for 29%, 20%, and 14% of total accounts and commissions receivable. As of June 30, 2021, three insurance carrier customers accounted for 29%, 21%, and 10% of total accounts and commissions receivable.

For the year ended June 30, 2022, three insurance carriers customers accounted for 18%, 17%, and 12% of total revenue. For the year ended June 30, 2021, three insurance carrier customers accounted for 24%, 19%, and 15% of total revenue. For the year ended June 30, 2020, three insurance carrier customers accounted for 26% 18%, and 11% of total revenue.

Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation. Finance lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income. Depreciation is computed using the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Computer hardware	3 years
Machinery and equipment	2–5 years
Automobiles	5 years
Leasehold improvements	Shorter of lease period or useful life
Furniture and fixtures	7 years

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

Impairment and Disposal of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its expected future undiscounted cash flows. If the carrying amount exceeds its expected future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. Refer to Note 7 of the consolidated financial statements for further details.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired in a business combination as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350, rather, goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. Goodwill is allocated among, and evaluated for impairment, at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company performs the annual goodwill impairment test as of April 1. Refer to Note 7 of the consolidated financial statements for further details.

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

Revenue Recognition—The Company has three revenue streams: commissions, production bonuses, and other revenues. The Company recognizes revenue when a customer obtains control of promised goods or services and recognizes an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Commission Revenue

Contracts with Customers—The Company earns commission revenue from the sale of insurance policies, both in the first year the policy is sold and when the underlying policyholder renews their policy in subsequent years, as presented in the consolidated statements of comprehensive income as commission revenue. The Company’s primary customers are the insurance carriers that it contracts with to sell insurance policies on their behalf. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. We review individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration. Additionally, the insurance carriers often have the ability to amend provisions in the contracts relating to the prospective commission rates paid to the Company for new policies sold. The Company’s contracts with customers for commission revenue contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price.

Significant Judgments—The accounting estimates and judgments related to the recognition of revenue require the Company to make assumptions about numerous factors such as the determination of performance obligations and determination of the transaction price. In determining the amounts of revenue to recognize, the Company considers the following:

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

•Determination of the Transaction Price—Although the commission rates the Company is paid are based on agreed-upon contractual terms, the transaction price is determined using the estimated LTV, which represents commissions estimated to be collected over the life of an approved policy. This includes the first year commission due upon the initial sale of a policy as well as an estimate of renewal commissions. First year commission revenue for new policies sold includes an estimated provision for those policies that are anticipated to lapse before the first policy anniversary renewal date (“first year provision”). The Company utilizes a practical expedient to estimate renewal commission revenue by applying the use of a portfolio approach to policies grouped together by segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”).

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. Persistency is the estimate of policies expected to renew each year and renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated average duration of expected renewals for our cohorts used in the calculation of LTV is ten years. Effective for policies sold during the three months ended December 31, 2021, and thereafter, the Company increased the product specific constraint for MA from 6% to 15%.

The assumptions used in the Company’s calculation of renewal commission revenue are based on a combination of the Company’s historical experience for renewals, lapses, and payment data; available insurance carrier data; other industry or consumer behavior patterns; and expectations for future retention rates. The estimate of variable consideration is recognized only to the extent it is probable that a material reversal in revenue would not be expected to occur when the uncertainty associated with future commissions receivables is subsequently resolved when the policy renews or lapses. The Company monitors and updates this estimate of transaction price at each reporting period.

•Reassessment of the Transaction Price—The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTV’s as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments can be positive or negative and are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period. As part of the ongoing evaluation, the Company recorded a net downward adjustment to revenue in fiscal years 2022 and 2021 related to a change in estimate (refer to Note 13 of the consolidated financial statements for further details).

Timing of Recognition—The Company recognizes revenue for both first year and renewal commissions when it has completed its performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, the Company’s historical experience, and established customer business practices:

•Senior—Commission revenue is recognized at the earliest of when the insurance carrier has approved the policy sold, when a commission payment is received from the insurance carrier, or when the policy sold becomes effective.

•Life—Term commission revenue is recognized when the insurance carrier has approved the policy sold and payment information has been obtained from the policyholder. Final expense commission revenue is recognized when the carrier provides confirmation the policy is active.

•Auto & Home—Commission revenue is recognized when the policy sold becomes effective.

Production Bonus Revenue

In addition to the commissions revenue received for the sale of policies, the Company earns two additional forms of revenue from its insurance carrier customers: 1) production bonuses, which are generally based on attaining predetermined target sales levels and are paid at the end of an agreed-upon measurement period and 2) marketing development funds, which are used as additional compensation and incentive to drive incremental policy sales for certain insurance carrier customers and are typically paid upfront to be used for lead generation activities during the agreed-upon measurement period (e.g. AEP for Senior). Together, revenue from production bonuses and marketing development funds are presented in the consolidated statements of comprehensive income as production bonus revenue.

The sale of a certain volume of insurance policies is the only material promise specified within the contracts for production bonuses, with the transaction price being the agreed-upon contractual total production bonus to be paid by the insurance carrier at the end of the measurement period. The Company recognizes revenue from production bonuses as policies are sold based upon the agreed-upon targets in the customer contracts, using contractual amounts and forecast data to project the volume for the measurement period and record revenue proportionally as policies are sold. Therefore, the estimates of revenue for production bonuses are considered variable consideration, but the uncertainty around the variable consideration is typically resolved within a reporting period due to the nature of the production bonus contracts. Due to this, there are not significant judgments required in recognizing production bonus revenue.

The contract language can vary in the Company’s marketing development funds contracts, but generally the material promise to the customer is for the Company to use the upfront payment to generate leads. There are no future revenue streams or variable consideration associated as the transaction price is fixed, determined, and paid up front. Therefore, the Company’s performance obligation is fulfilled, and revenue is recognized, as leads are generated during the agreed-upon measurement period (typically one fiscal quarter). The difference between the upfront payment and the unmet performance obligation represents a contract liability, which is classified as a commission advance and included in other current liabilities in the consolidated balance sheet as shown in note 6 to the consolidated financial statements.

Other Revenue

Included in other revenue in the consolidated statements of comprehensive income is revenue from InsideResponse and Healthcare Services. Lead generation revenue for InsideResponse is recognized when the generated lead is accepted by the customer (various insurance brokers), which is the point of sale, the transaction price is known based on volume and contractual prices, and the Company has no further performance obligation after the delivery of the lead. Population Health revenue is recognized when the HRA has been performed for an insurance carrier customer or the agreed-upon task has been completed for a VBC partner (the customer), the transaction price is known based on volume and contractual prices, and the Company has no further performance obligation. Pharmaceutical sales revenue from SelectRx is recognized upon shipment of an order to a customer (the patient ordering the medication). At the time of shipment, the Company has performed its one performance obligation, does not experience a significant level of returns or re-shipments, and collectability is probable. There are no future revenue streams or variable consideration associated as the transaction price is fixed and determined at time of shipment, customers have the option to cancel their service at any time, and any subsequent new order is its own performance obligation. All of the Company’s contracts with customers included in other revenue contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price.

Accounts Receivable, net—Accounts receivable, net primarily represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed and for production bonus revenue that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments yet to be received from the insurance carriers. Accounts receivable, net also includes trade receivables from Healthcare Services primarily due to pharmacy sales to customers who are covered by third-party payers (e.g., pharmacy benefit managers, insurance companies, and governmental agencies), and are stated net of allowance for uncollectability. The Company recorded an allowance for uncollectability as of June 30, 2022 and 2021, of $0.6 million and less than $0.1 million, respectively.

Commissions Receivable—Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not renewed yet. The current portion of commissions receivable are future renewal commissions expected to be renewed and collected in cash within one year, while the non-current portion of commissions receivable are expected to be collected beyond one year. Contract assets are reclassified as accounts receivable, net when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy, typically on an annual basis.

Cost of Revenue—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers, primarily compensation, benefits, and licensing for: sales agents, CSA’s, pharmacists, pharmacy technicians, fulfillment specialists, and others directly engaged in serving customers, in addition to inventory costs for SelectRx.

Inventory—Inventory consists of SelectRx pharmaceuticals, which are carried at the lower of cost (weighted average cost) or net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Inventory is included in other current assets in the consolidated balance sheet.

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

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $418.0 million, $329.4 million, and $162.8 million for the years ended June 30, 2022, 2021, and 2020, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Adopted—In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies and changes the accounting for certain income tax transactions, among other minor improvements. This standard was effective for the Company on July 1, 2021, and did not have a material impact on the consolidated financial statements and related disclosures.

Immaterial Correction of Prior Period Financial Statements—Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021, the Company determined that the provision for first year commission revenue for certain final expense policies offered by certain of its insurance carrier partners should have been accrued based on a higher lapse rate. This misstatement was initially thought to be isolated to an error in the lapse rate for one of its insurance carrier partners, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. However, during the three months ended June 30, 2022, it was determined that the lapse rate for other insurance carrier partners were also incorrect, resulting in an additional misstatement being identified. The cumulative effect of the error in the lapse rates resulted in commission revenues being misstated by $7.8 million and $2.2 million for the years ended June 30, 2021 and 2020, respectively, and $3.8 million, $0.7 million, and $0.8 million for the three months ended September 30, 2021, December 31, 2021, and March 31, 2022, respectively. Accounts receivable was misstated by $10.0 million and $2.2 million as of June 30, 2021 and 2020, respectively. The impact of the cumulative misstatements on net income for the years ended June 30, 2021 and 2020, were decreases of $6.2 million and $1.7 million, respectively. Management evaluated the cumulative misstatements and concluded they were not material to prior periods, individually or in aggregate. However, correcting the cumulative effect of the misstatements during any three month period within the year ended June 30, 2022, would have had a significant effect on the results of operations for these respective reporting periods. Therefore, the Company is correcting the relevant prior period consolidated financial statements and related footnotes for this error for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable (see “Part II, Item 9B. Other Information” below for additional information).

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported consolidated financial statements that are presented as comparative in the consolidated financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2022:

CORRECTED CONSOLIDATED BALANCE SHEET
	June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Accounts receivable	$113,375	$(10,011)	$103,364
Total current assets	493,435	(10,011)	483,424
Total assets	1,433,872	(10,011)	1,423,861
Deferred income taxes	140,988	(2,161)	138,827
Total liabilities	758,983	(2,161)	756,822
Retained earnings (accumulated deficit)	128,254	(7,850)	120,404
Total shareholders’ equity	674,889	(7,850)	667,039
Total liabilities and shareholders’ equity	$1,433,872	$(10,011)	$1,423,861

CORRECTED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
	Year Ended June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$826,606	$(7,834)	$818,772
Total revenue	937,815	(7,834)	929,981
Income (loss) from operations	200,072	(7,834)	192,238
Income (loss) before income tax expense (benefit)	165,849	(7,834)	158,015
Income tax expense (benefit)	34,803	(1,647)	33,156
Net income (loss)	131,046	(6,187)	124,859
Net income (loss) per share:
Basic	0.80	(0.03)	0.77
Diluted	0.79	(0.04)	0.75
Comprehensive income (loss)	$132,529	(6,187)	$126,342

CORRECTED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
	Year Ended June 30, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2020	$(2,792)	$545,689
Net income	131,046	131,046
BALANCES-June 30, 2021	128,254	674,889
Adjustments
BALANCES-June 30, 2020	(1,663)	(1,663)
Net loss	(6,187)	(6,187)
BALANCES-June 30, 2021	(7,850)	(7,850)
As Corrected
BALANCES-June 30, 2020	(4,455)	544,026
Net income	124,859	124,859
BALANCES-June 30, 2021	$120,404	$667,039

CORRECTED CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended June 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$131,046	(6,187)	$124,859
Deferred income taxes	34,654	(1,647)	33,007
Accounts receivable	(27,827)	7,834	(19,993)
Net cash used in operating activities	$(115,442)	$—	$(115,442)

CORRECTED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
	Year Ended June 30, 2020
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$476,606	$(2,177)	$474,429
Total revenue	531,515	(2,177)	529,338
Income (loss) from operations	132,329	(2,177)	130,152
Income (loss) before income tax expense (benefit)	106,163	(2,177)	103,986
Income tax expense (benefit)	25,016	(514)	24,502
Net income (loss)	81,147	(1,663)	79,484
Net income (loss) per share:
Basic	(0.16)	(0.02)	(0.18)
Diluted	(0.16)	(0.02)	(0.18)
Comprehensive income (loss)	$79,893	$(1,663)	$78,230

CORRECTED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
	Year Ended June 30, 2020
(in thousands)	Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2019	$200,446	$262,455
Net Income	81,147	81,147
BALANCES-June 30, 2020	(2,792)	545,689
Adjustments
BALANCES-June 30, 2019	—	—
Net Loss	(1,663)	(1,663)
BALANCES-June 30, 2020	(1,663)	(1,663)
As Corrected
BALANCES-June 30, 2019	200,446	262,455
Net Income	79,484	79,484
BALANCES-June 30, 2020	$(4,455)	$544,026

CORRECTED CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended June 30, 2020
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net income (loss)	$81,147	(1,663)	$79,484
Deferred income taxes	25,007	(514)	24,493
Accounts receivable	(15,585)	2,177	(13,408)
Net cash used in operating activities	$(61,776)	$—	$(61,776)

2.ACQUISITIONS

In accordance with ASC 805, the Company allocates the fair value of purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Based on the valuation inputs, the Company has recorded assets acquired and liabilities assumed according to the following fair value hierarchy:

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

InsideResponse, LLC—On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse, an online marketing consulting firm the Company previously purchased leads from, for an aggregate purchase price of up to $65.0 million (subject to customary adjustments), as set forth in the Agreement and Plan of Merger, as amended on May 1, 2020 (the “Merger Agreement”). The purchase price was comprised of $32.7 million, which was paid in cash at the closing of the transaction and an earnout of up to $32.3 million, which was paid in full in cash during the year ended June 30, 2021, as InsideResponse achieved the applicable earnout target for calendar year 2020, as set forth in the Merger Agreement. Additionally, during the year ended June 30, 2021, the Company recorded $1.5 million in other expense, net in the consolidated statement of comprehensive income as an adjustment to the fair market value of the earnout liability.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the expected synergies in streamlining the Company's marketing and advertising process by consolidating a primary vendor into its marketing team, providing full access to a rapidly growing and scalable lead generation strategy, guaranteeing our ability to consume more leads and reducing cost. This acquired goodwill is allocated to the Senior reporting unit which is part of the Senior segment, and approximately $5.0 million is deductible for tax purposes.

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

During calendar year 2021, the lead distribution company did not achieve the minimum earnout target as set forth in the Asset Purchase Agreement. However, the remaining holdback was earned in full, as the lead distribution company did not fall below the underperformance thresholds as set forth in the Asset Purchase Agreement. The Company settled the remaining holdback of $5.5 million, with interest, after the net working capital true-up of $0.5 million, during the year ended June 30, 2022.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the benefits of leveraging the exclusive publisher relationships in the business. This acquired goodwill is allocated to the Senior reporting unit which is part of the Senior segment, and $1.6 million will be deductible for tax purposes after adding back acquisition costs and settling the remaining holdback.

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

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in general and administrative operating costs and expenses in the consolidated statement of comprehensive income in the period in which it is earned. As of June 30, 2022, the Company has accrued compensation expense of $1.0 million, as the second earnout provision has been achieved. Subsequent to June 30, 2022, but prior to the report date, the Company settled the remaining holdback, net of adjustments, for $2.3 million.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit which is part of the Senior segment, and $16.3 million will be deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the Simple Meds business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit which is part of the Senior segment, and the Company expects approximately $5.6 million to be deductible for tax purposes after adding back acquisition costs.

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

From the date of acquisition, August 31, 2021 through June 30, 2022, Simple Meds generated $14.6 million of pharmaceutical sales revenue recorded in other revenue in the consolidated statement of comprehensive income.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following as of June 30:

(in thousands)	2022	2021
Computer hardware	$23,303	$13,351
Machinery and equipment(1)	15,051	2,667
Leasehold improvements	20,269	18,525
Furniture and fixtures	4,605	5,004
Work in progress	2,810	7,220
Total	66,038	46,767
Less accumulated depreciation	(24,234)	(17,257)
Property and equipment—net	$41,804	$29,510
(1) Includes financing lease right-of-use assets.

Work in progress primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the years ended June 30, 2022, 2021, and 2020, was $11.8 million, $7.7 million, and $5.2 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following as of June 30:

(in thousands)	2022	2021
Software	$26,049	$16,530
Work in progress	4,162	3,826
Total	30,211	20,356
Less accumulated amortization	(13,910)	(7,745)
Software—net	$16,301	$12,611

Work in progress primarily represents costs incurred for software not yet put into service and not yet being amortized. For the years ended June 30, 2022, 2021, and 2020, the Company capitalized internal-use software and website development costs of $8.4 million, $7.6 million, and $5.8 million, respectively, and recorded amortization expense of $6.3 million, $3.9 million, and $2.2 million, respectively.

5.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Overland Park, Kansas; Des Moines, Iowa; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania (note that SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise). The Company's operating leases have remaining lease terms of less than one year up to thirteen years.

The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and Centennial, Colorado. These subleases commenced or are expected to commence March 23, 2022; June 9, 2022; July 1, 2022; and September 2, 2022, run through the remaining terms of the primary leases, and are expected to generate a combined $14.3 million in sublease income. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the consolidated statements of comprehensive income. The Company may consider entering into additional sublease arrangements in the future. In addition, during the three months ended March 31, 2022, the Company exercised an early termination option for the Des Moines, Iowa office lease, with a new termination date of September 30, 2022, resulting in an early termination penalty of $0.3 million, which was recorded as part of the remeasurement of the operating lease liability and will result in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease. Subsequent to the year ended June 30, 2022, the Company has exercised an early termination option for a portion of its office facilities in Overland Park, Kansas, with a new termination date of July 31, 2023, resulting in an early termination penalty of $0.9 million. The early termination penalty, which will be paid in two separate installments, will be recorded as part of the remeasurement of the operating lease liability, and will result in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of June 30, 2022:

(in thousands)	Balance Sheet Classification	2022	2021
Assets
Operating leases	Operating lease right-of-use assets	$28,016	$31,414
Finance leases	Property and equipment - net	261	181
Total lease right-of-use assets		28,277	31,595

Liabilities
Current
Operating leases	Operating lease liabilities - current	5,261	5,289
Finance leases	Other current liabilities	136	188
Non-current
Operating leases	Operating lease liabilities	33,946	38,392
Finance leases	Other liabilities	129	27
Total lease liabilities		$39,472	$43,896

Lease Costs—The components of lease costs were as follows for the periods presented:

	Year Ended June 30,	Year Ended June 30,
(in thousands)	2022	2021
Finance lease costs(1)	$181	$245
Operating lease costs(2)	7,996	7,843
Short-term lease costs	108	172
Variable lease costs(3)	842	1,195
Sublease income	(690)	(975)
Total net lease costs	$8,437	$8,480
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

Supplemental Information—Supplemental information related to leases was as follows as of and for the periods presented:

	Year Ended June 30,			Year Ended June 30,
	2022			2021
(in thousands)	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$9,561	$12	$9,573	$7,228	$11	$7,239
Financing cash flows from leases	—	199	199	—	262	262
Right-of-use assets obtained in exchange for new lease liabilities	$654	$249	$903	$5,618	$194	$5,812

	Year Ended June 30,		Year Ended June 30,
	2022		2021
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted-average remaining lease term (in years)	6.56	3.20	7.20	1.14
Weighted-average discount rate	9.55%	5.64%	9.58%	6.44%

Maturities of Lease Liabilities—As of June 30, 2022, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
2023	8,710	146	8,856
2024	9,032	38	9,070
2025	9,203	38	9,241
2026	7,040	38	7,078
2027	5,666	32	5,698
Thereafter	12,885	—	12,885
Total undiscounted lease payments	52,536	292	52,828
Less: interest	13,329	27	13,356
Present value of lease liabilities	$39,207	$265	$39,472

Sublease income—As of June 30, 2022, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
2023	873
2024	2,515
2025	2,736
2026	2,121
2027	1,970
Thereafter	4,024
Total sublease income	$14,239

As of June 30, 2022, the Company had $3.5 million of undiscounted future payments for operating leases expected to commence during the first quarter of fiscal 2023, with lease terms ranging from seven to ten years. These amounts are excluded from the tables above and not yet recognized in the consolidated balance sheets.

6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Cash and cash equivalents—As of June 30, 2022 and 2021, cash equivalents included a money market account primarily invested in cash, U.S. Government securities, and repurchase agreements that are collateralized fully. Cash and cash equivalents consisted of the following as of June 30:

(in thousands)	2022	2021
Cash	$140,248	$25,713
Money market funds	749	260,741
Total cash and cash equivalents	$140,997	$286,454

Other current assets—Other current assets consisted of the following as of June 30:

(in thousands)	2022	2021
Prepaid expenses(1)	$7,943	$2,327
Inventory(2)	5,754	176
Other receivables(3)	2,054	1,983
Total other current assets	$15,751	$4,486
(1) Prepaid expenses primarily consists of amounts prepaid for future services and other contractual arrangements for which we have yet to receive benefit.
(2) Inventory consists of SelectRx pharmaceuticals.
(3) Other receivables primarily consists of tax incentive payments and lead monetization not yet received.

Other current liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2022	2021
Commission advances(1)	$8,029	$5,080
Unrealized loss on interest rate swap contract	—	236
Financing lease liabilities-short term	136	188
Total other current liabilities	$8,165	$5,504
(1) Commission advances as of June 30, 2022 and 2021, includes a $3.4 million and $5.1 million contract liability related to advance payments of future commission revenue and marketing development funds for which the performance obligation has not yet been met. Additionally, as of June 30, 2022, there was a $4.6 million refund liability related to certain final expense policies where the upfront payments exceeded accounts receivable owed from certain Life insurance carrier customers due to anticipated lapsed policies.

Other liabilities—Other liabilities consisted of the following as of June 30:

(in thousands)	2022	2021
Payroll tax liabilities-long term	—	4,332
Acquisition holdback	—	5,730
Financing lease liabilities-long term	129	27
Third-party commission liabilities	1,824	1,286
Other(1)	1,032	368
Total other liabilities	$2,985	$11,743
(1) Other noncurrent liabilities consists of revenue sharing obligations expected to settle beyond one year from the balance sheet date as well as security deposits related to our subleases.

7.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented in the tables below as of June 30 (dollars in thousands, useful life in years):

	2022				2021
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$—	$(6,232)	$11,260	$17,122	$(3,448)	$13,674
Trade name	2,680	—	(1,161)	1,519	2,680	(625)	2,055
Proprietary software	1,592	(336)	(816)	440	1,592	(382)	1,210
Non-compete agreements	1,292	—	(445)	847	1,292	(163)	1,129
Vendor relationships	23,700	(2,811)	(3,700)	17,189	23,700	(1,098)	22,602
Total intangible assets	$46,756	$(3,147)	$(12,354)	$31,255	$46,386	$(5,716)	$40,670

The Company's intangible assets include those long-lived intangible assets acquired as part of the acquisitions discussed in Note 2 to the consolidated financial statements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As impairment triggers existed during the three months ended June 30, 2022, the Company performed a recoverability analysis as discussed below. There were no impairment triggers identified with respect to the Company’s long-lived assets during the years ended June 30, 2021 and 2020.

During the three months ended June 30, 2022, the Company determined that impairment triggers existed for one of the vendor relationships recognized through the acquisition of substantially all of the assets of a lead distribution company (refer to Note 2 to the consolidated financial statements for further details), in part due to concern over lead quality and ultimately as a result of restructuring efforts undertaken by the vendor which led to their withdrawal from the insurance space. As such, the Company compared the carrying amount of the asset group, which is included in the Senior segment, to its expected future undiscounted cash flows and determined that the asset group as a whole is recoverable. However, because the Company does not expect any future economic benefit to be derived from this relationship, the Company recorded an impairment charge to the Senior segment for the remaining net book value of $2.8 million for the year ended June 30, 2022, in general and administrative expense in the consolidated statement of comprehensive income.

In addition, during the three months ended June 30, 2022, the Company determined that impairment triggers existed for the proprietary software acquired through the Express Med acquisition (refer to Note 2 to the consolidated financial statements for further details), as the software is to be phased out prior to the end of its remaining expected useful life. As the Company does not expect to receive future economic benefit from the use of the software after June 30, 2022, the Company recorded an impairment charge to the Senior segment for the remaining net book value of $0.3 million during the year ended June 30, 2022, in general and administrative expense in the consolidated statement of comprehensive income.

For the years ended June 30, 2022, 2021, and 2020, amortization expense related to intangible assets totaled $6.6 million, $4.6 million, $0.5 million, respectively, recorded in general and administrative expense in the consolidated statements of comprehensive income. The weighted-average remaining useful life of intangible assets was 6.2 and 7.1 years as of June 30, 2022 and 2021, respectively.

As of June 30, 2022, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Vendor Relationships	Customer relationships	Total
2023	$536	$156	$273	$2,267	$2,385	$5,617
2024	536	156	220	2,267	2,319	5,498
2025	447	128	220	2,267	2,316	5,378
2026	—	—	134	2,267	2,313	4,714
2027	—	—	—	2,267	1,927	4,194
Thereafter	—	—	—	5,854	—	5,854
Total	$1,519	$440	$847	$17,189	$11,260	$31,255

Goodwill—Goodwill consisted of the following as of June 30:

	Balance, June 30, 2021	Goodwill from the acquisition of Simple Meds	Goodwill re-allocation	Goodwill impairment	Balance, June 30, 2022
Goodwill-Auto & Home	$5,364	$—	$—	$(5,364)	$—
Goodwill-Senior	62,655	5,713	(29,136)	(39,232)	—
Goodwill- Healthcare Services	—	—	29,136	—	29,136
Total goodwill	$68,019	$5,713	$—	$(44,596)	$29,136

The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. The table below shows the Company’s goodwill and related reporting units and reportable segments:

Acquisition	Reporting Unit	Reportable Segment
Auto & Home-controlling interest	Auto & Home	Auto & Home
InsideResponse	Senior	Senior
Lead distribution company	Senior	Senior
Express Med Pharmaceuticals	Healthcare Services	Senior
Simple Meds	Healthcare Services	Senior

The Company performed its annual goodwill impairment testing as of April 1 and for each reporting unit a quantitative analysis was conducted utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820. For the discounted cash flow method, discount rates (ranging from 10.1% to 14.3%) were determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting unit’s fair value was determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit.

Based on the quantitative analysis, the Company determined that the fair value of the Auto & Home reporting unit was less than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $5.4 million to goodwill impairment in the consolidated statement of comprehensive income for the year ended June 30, 2022, representing the entirety of the goodwill assigned to the Auto & Home reporting unit.

In addition, as part of the Company’s annual goodwill impairment testing of Senior as of April 1, the Company determined that a reassessment of the reporting units was appropriate, as the Company no longer views the components within Senior as a single reporting unit due to their growing divergence from what were previously similar economic characteristics. Accordingly, the Company separated the Healthcare Services business from the Senior reporting unit and into its own reporting unit. Using the relative fair value approach, goodwill of $39.2 million and $29.1 million were re-allocated to Senior and Healthcare Services, respectively.

The Company tested the Senior goodwill for impairment and determined that the fair value of the Senior reporting unit was less than its carrying value. Accordingly, the Company recorded impairment charges of $39.2 million to goodwill impairment in the consolidated statement of comprehensive income for the year ended June 30, 2022. The impairment was primarily driven by the Company’s change in strategic direction for fiscal year 2023, including reducing the growth in the Senior MA distribution business while increasing the focus on Healthcare Services and its growing SelectRx membership. Goodwill for the Healthcare Services reporting unit was not impaired based on the analysis performed, as the reporting unit’s fair value substantially exceeded its carrying amount.

There were no goodwill impairment charges recorded during the years ended June 30, 2021 and 2020.

8.EMPLOYEE BENEFIT PLANS

The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 2% per plan year. Additionally, the Company may make a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $3.0 million, $3.6 million, $2.1 million for the years ended June 30, 2022, 2021, and 2020, respectively.

In addition, the Company offers an employee stock purchase plan (the “ESPP”), which was amended and restated effective as of April 1, 2022. The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. Refer to note 12 to the consolidated financial statements for further detail.

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheets, was $2.5 million and $1.8 million as of June 30, 2022, and 2021, respectively.

9.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans (as defined in Note 10 to the consolidated financial statements). To accomplish this hedging strategy, the Company enters into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable-rate payments are tied. To qualify for hedge accounting, the Company documents and assesses effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps are recorded on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income. The changes in fair value are reclassified from accumulated other comprehensive income into earnings as an offset to interest expense, net in the same period that the hedged items affect earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

As of June 30, 2022, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 5.00% plus 1.03% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of June 30, 2022, the Amended Interest Rate Swap had a fair value of $15.2 million and was recorded in other assets in the consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. As of June 30, 2022, the Company estimates that $6.8 million will be reclassified into interest expense during the next twelve months.

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of June 30:

(in thousands)	2022		2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other assets	$15,219	Other current liabilities	$(236)

The following table presents the unrealized gains (losses) deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2022	2021
Unrealized gain (loss), before taxes	$14,621	$1,251
Income tax (expense) benefit	(3,752)	(310)
Unrealized gain (loss), net of taxes	$10,869	$941

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2022	2021
Interest expense, net	$835	$721
Income tax benefit	(217)	(179)
Net reclassification into earnings	$618	$542

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income (loss):

(in thousands)	Derivative Instruments
Balance at June 30, 2021	$229
Unrealized gains, net of related tax expense of $3.8 million	10,869
Amount reclassified into earnings, net of related taxes of $0.2 millions	618
Balance at June 30, 2022	$11,716

10.DEBT

Debt consisted of the following as of June 30:

(in thousands)	2022	2021
Term Loans	$469,552	$471,912
DDTL Facility	243,775	—
Unamortized debt issuance costs	(2,857)	(4,081)
Unamortized debt discount	(4,878)	(6,428)
Total debt	705,592	461,403
Less current portion of long-term debt:	(7,169)	(2,360)
Long-term debt	$698,423	$459,043

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, and December 23, 2021, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, and “Third Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Company recognized a $3.3 million loss on debt extinguishment in the consolidated statement of comprehensive income for the year ended June 30, 2021, as part of the First Amendment. The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $135.0 million under the Revolving Credit Facility (2) Term Loans in an aggregate principal amount of $656.0 million, of which $469.6 million is outstanding as of June 30, 2022, and (3) a $345.0 million DDTL Facility, of which $243.8 million is outstanding as of June 30, 2022.

The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) LIBOR plus 4.0% or (b) a base rate plus 3.0%, at the Company’s option, and the Company pays an unused commitment fee of 0.15% in respect of the unutilized commitments under the Revolving Credit Facility. The Term Loans and the DDTL Facility bear interest on the outstanding principal amounts thereof at a rate per annum equal to either (a) LIBOR (subject to a floor of 0.75%) plus 5.00% or (b) a base rate plus 4.00%, at the Company’s option, and the Company pays a ticking fee based on the average daily balance of the unused amount of the aggregate DDTL Facility commitments during the preceding fiscal quarter, multiplied by 1% per annum. The Senior Secured Credit Facility has a maturity date of November 5, 2024, and the Term Loans became mandatorily repayable beginning March 31, 2022, in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the Term Loans, with the remaining balance payable on the maturity date. The DDTL Facility also became mandatorily repayable beginning March 31, 2022, in equal quarterly installments equal to 0.25% of all DDTL Facility loans that have been outstanding for a full fiscal quarter prior to each such repayment date, with the remaining balance payable on the maturity date. As of June 30, 2022, the Company has made principal payments of $2.4 million and $1.2 million on the Term Loans and DDTL Facility, respectively.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and a financial covenant requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio. As of June 30, 2022, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by certain of the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $27.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $22.9 million was capitalized and is being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility. Total amortization of debt issuance costs was $5.5 million, $3.3 million, and $2.3 million, for the years ended June 30, 2022, 2021 and 2020, respectively, which was included in interest expense, net in the Company’s consolidated statements of comprehensive income.

On August 26, 2022, the Company entered into the Fourth Amendment to the Senior Secured Credit Facility (the “Fourth Amendment”) with certain of its existing lenders. The Fourth Amendment amends the Senior Secured Credit Facility to, among other things, (1) amend the Company’s existing financial covenant to better align with its business plan and add an additional minimum liquidity covenant, (2) terminate certain DDTL commitments and reduce the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduce a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provide certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. Following the Fourth Amendment, the Revolving Credit Facility will accrue interest on amounts drawn at a rate per annum equal to either (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%, at the Company’s option. The Term Loans will bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) SOFR (subject to a floor of 0.75%) plus 6.00% in cash plus 2.00% payable in kind or (b) a base rate plus 5.00% in cash plus 2.00% payable in kind, at the Company’s option. From and after October 1, 2023, the cash and paid in kind interest rate with respect to the Term Loans will rise 0.50% and 1.00% respectively. Pursuant to the terms of the Fourth Amendment, each consenting lender received an amendment fee equal to 1.00% of the Term Loans held by such consenting lender and 0.50% of the Revolving Credit Facility commitments held by such consenting lender, in each case immediately after giving effect to the Fourth Amendment. In addition, the Fourth Amendment provides for the Company to pay a revolving credit termination fee of $0.5 million for the ratable account of each revolving lender upon the termination of all revolving loan commitments. The obligations of the Company under the Senior Secured Credit Facility continue to be guaranteed by certain of the Company’s subsidiaries, and secured by a security interest in all assets of the Company, subject to certain exceptions detailed in the Fourth Amendment and related ancillary documentation. In connection with the Fourth Amendment, two of the Company’s subsidiaries, SelectQuote Ventures, Inc., and Population Health, Inc., became guarantors of the Senior Secured Credit Facility. As of August 29, 2022, the available borrowing capacity under the Revolving Credit Facility was $100.0 million.

Non-Recourse Debt—On December 14, 2018, the Company entered into a senior secured delayed draw credit facility (as amended, the “Receivables Financing Agreement”). Pursuant to the Receivables Financing Agreement, the Company had access to a senior secured delayed draw credit facility consisting of up to $30.0 million aggregate principal amount of commitments (the “Commitment”). Over the life of the Receivables Financing Agreement, we received $32.8 million in proceeds from seven draws on the facility and made principal payments of $4.5 million. On June 8, 2020, the Company repaid in full all of its and its subsidiaries’ indebtedness and other obligations totaling $29.3 million under the Receivables Financing Agreement. The Company repaid the outstanding debt using proceeds from the IPO. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the Receivables Financing Agreement) were terminated and released and the Receivables Financing Agreement was terminated. As a result of the repayment, the Company recorded a $1.2 million loss on debt extinguishment in the consolidated statement of comprehensive income for the year ended June 30, 2020.

11.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 5 to the consolidated financial statements for commitments related to our operating leases.

Legal Contingencies and Obligations—From time to time, the Company is subject to legal proceedings and governmental inquiries in the ordinary course of business. Such matters may include insurance regulatory claims; commercial, tax, employment, or intellectual property disputes; matters relating to competition and sales practices; claims for damages arising out of the use of the Company’s services. The Company may also become subject to lawsuits related to past or future acquisitions, divestitures, or other transactions, including matters related to representations and warranties, indemnities, and assumed or retained liabilities. The Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows; however, in the event of unexpected developments, it is possible that the ultimate resolution of certain ongoing matters, if unfavorable, could be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows, or capital levels.

Securities Class Actions and Stockholder Derivative Suit

On August 17, 2021, a putative securities class action lawsuit captioned Hartel v. SelectQuote, Inc., et al., Case No. 1:21-cv-06903 (“the Hartel Action”) was filed against the Company and two of its executive officers in the U.S. District Court for the Southern District of New York. The complaint asserts securities fraud claims on behalf of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company’s common stock between February 8, 2021 and May 11, 2021 (the "Hartel Relevant Period"). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the Hartel Relevant Period. The plaintiffs seek unspecified damages and reimbursement of attorneys’ fees and certain other costs.

On October 7, 2021, a putative securities class action lawsuit captioned West Palm Beach Police Pension Fund v. SelectQuote, Inc., et al., Case No. 1:21-cv-08279 (“the WPBPPF Action”), was filed in the U.S. District Court for the Southern District of New York against the Company, two of its executive officers, and six current or former members of the Company’s Board of Directors, along with the underwriters of the Company’s initial public offering of common stock (the "Offering"). The complaint asserts claims for securities law violations on behalf of a putative class of plaintiffs who purchased shares of the Company’s common stock (i) in or traceable to the Offering or (ii) between May 20, 2020 and August 25, 2021 (the "WPB Relevant Period"). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s financial well-being and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the WPB Relevant Period. The complaint also alleges the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by making misstatements and omissions of material facts in connection with the Offering, allegedly causing a decline in the value of the Company’s common stock. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs. On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action (together, the “Securities Class Actions”) was filed. Certain plaintiffs and their counsel have moved to be appointed lead plaintiff. Those motions are pending before the court.

On March 25, 2022, a stockholder derivative action captioned Jadlow v. Danker, et al., Case No. 1:22-cv-00391 (“the Jadlow Action”) was filed in the U.S. District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The lawsuit was brought against certain of the Company’s current and former directors and officers, and against the Company, as nominal defendant. The complaint alleges that certain of the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint also asserts claims against all defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets based on the same general underlying conduct and seeks contribution under Sections 10(b) and 21D of the Exchange Act and Section 11(f) of the Securities Act from the individual defendants named in the Securities Class Actions. The complaint seeks unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. On July 25, 2022, the Jadlow action was transferred to the U.S. District Court for the Southern District of New York, where it was assigned Case No. 1:22-cv-06290 and referred to Judge Alvin K. Hellerstein as possibly related to the Hartel Action. On August 4, 2022, Judge Hellerstein accepted the Jadlow action as related to the Hartel Action and, on August 10, 2022, granted the parties’ joint stipulation to stay the Jadlow action pending the resolution of an anticipated motion to dismiss the Securities Class Actions.

We currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition or liquidity; however, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to these matters is probable and, therefore, has not accrued a liability related to these matters.

12.SHAREHOLDERS' EQUITY

Common Stock—As of June 30, 2022, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	877,092
Stock awards outstanding under 2020 Plan	4,604,004
Stock awards available for grant under 2020 Plan	9,669,190
Options outstanding under 2003 Plan	1,701,240
Total	16,851,526

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

The number of shares of common stock available for issuance as of June 30, 2022, pursuant to future awards under the Company's 2020 Stock Plan is 9,669,190. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of

ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in general and administrative expense in our consolidated statements of comprehensive income was as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2022	2021	2020
Share-based compensation related to:
Equity classified stock options	$3,145	$1,732	$9,383
Equity classified RSU's	3,948	2,274	115
Equity classified PSU's	(578)	705	—
Total	$6,515	$4,711	$9,498

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

The Company used the following weighted-average assumptions for the stock options granted during the periods presented:

	Year Ended June 30,
	2022	2021	2020
Volatility	36.0%	25.0%	25.1%
Risk-free interest rate	1.4%	0.4%	0.7%
Dividend yield	—%	—%	—%
Assumed forfeitures	—%	—%	—%
Expected term (in years)	6.25	6.24	5.94
Weighted-average fair value (per share)	$3.36	$4.90	$3.79

The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2021	3,398,513	$8.60
Options granted	2,466,801	10.21
Options exercised	(350,406)	3.74
Options forfeited/expired/cancelled	(303,323)	17.88
Outstanding—June 30, 2022	5,211,585	$9.14	6.97	$2,636
Vested and exercisable—June 30, 2022	2,111,443	$4.67	3.90	$2,636

As of June 30, 2022, there was $8.8 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.79 years.

The Company received cash of $3.2 million, $1.9 million, and $5.5 million in connection with stock options exercised during the years ended June 30, 2022, 2021, and 2020.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2022:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021	356,285	$19.12
Granted	668,413	12.28
Vested	(134,940)	19.86
Forfeited	(79,448)	17.72
Unvested as of June 30, 2022	810,310	$13.50

As of June 30, 2022, there was $8.3 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.16 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the year ended June 30, 2022:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2021	132,921	$17.97
Granted(1)	196,080	17.80
Vested	—	—
Forfeited	(45,652)	17.84
Performance adjustment(2)	(270,056)
Unvested as of June 30, 2022	13,293	$17.88
(1) Reflects PSU’s at 100% achievement of predefined financial performance targets. If performance metrics are met, PSU’s will vest at the end of a three-year performance period. The number of shares that could be earned for the fiscal year 2021 tranche will range from 0% to 150% of the target, and the number of shares that could be earned for the fiscal year 2022 tranche will range from 0% to 200% of the target.
(2) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

As of June 30, 2022, there was $0.1 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 1.17 years.

ESPP—The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. For the year ended June 30, 2022, the Company issued 466,468 shares to its employees and as of June 30, 2022, there are 877,092 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense of $0.5 million and $0.4 million for the years ended June 30, 2022, and 2021, respectively and recorded no share-based compensation expense with respect to the ESPP for the year ended June 30, 2020.

13.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2022	2021	2020
Senior:
Commission revenue:
Medicare advantage	$409,090	$595,132	$285,957
Medicare supplement	5,224	23,431	34,301
Prescription drug plan	(170)	1,652	2,867
Dental, vision, and health	15,056	15,969	7,758
Other commission revenue	5,257	2,156	362
Total commission revenue	434,457	638,340	331,245
Total production bonus revenue	66,888	44,507	25,047
Total other revenue	94,030	45,854	5,381
Total Senior revenue	595,375	728,701	361,673
Life:
Commission revenue:
Term	65,539	80,588	76,564
Final expense	68,295	74,227	29,123
Total commission revenue	133,834	154,815	105,687
Total production bonus revenue	20,139	22,854	22,103
Total other revenue	—	—	—
Total Life revenue	153,973	177,669	127,790
Auto & Home:
Total commission revenue	25,851	27,621	38,031
Total production bonus revenue	2,030	3,292	3,158
Total other revenue	—	—	—
Total Auto & Home revenue	27,881	30,913	41,189
Eliminations:
Total commission revenue	(6,624)	(2,004)	(534)
Total production bonus revenue	—	—	—
Total other revenue	(6,560)	(5,298)	(780)
Total Elimination revenue	(13,184)	(7,302)	(1,314)
Total commission revenue	587,518	818,772	474,429
Total production bonus revenue	89,057	70,653	50,308
Total other revenue	87,470	40,556	4,601
Total revenue	$764,045	$929,981	$529,338

Contract Balances—During the year ended June 30, 2020, there was no activity in the contract asset balances other than the movement over time between long-term and short-term commissions receivable and accounts receivable, net as the policy is renewed, as shown on the balance sheet. A rollforward of commissions receivable (current and long term) for the years ended June 30, 2022 and 2021 is shown below:

(in thousands)
Balance as of June 30, 2020	$512,961
Commission revenue from revenue recognized	451,086
Net commission revenue adjustment from change in estimate	(6,968)
Amounts recognized as accounts receivable, net	(111,182)
Balance as of June 30, 2021	845,897
Commission revenue from revenue recognized	386,625
Net commission revenue adjustment from change in estimate	(212,220)
Amounts recognized as accounts receivable, net	(181,676)
Balance as of June 30, 2022	$838,626

For the year ended June 30, 2022, the $212.2 million net commission revenue adjustment from change in estimate includes adjustments from the Company’s reassessment of each of its cohorts’ transaction prices. $193.3 million of the total adjustment were from Senior MA policies, due to the increase in actual lapse rates for MA policies during calendar year 2021, and cohort and tail adjustments due to overall lower persistency. Approximately 63%, 28%, and 9% of the $193.3 million cohort and tail adjustment were from approved policies sold in fiscal years 2021, 2020, and 2019, respectively. $4.4 million of the total adjustment were from Life policies, related to cohort and tail adjustments due to overall lower persistency.

For the year ended June 30, 2021, the $7.0 million net commission revenue adjustment from change in estimate includes increases for contract modifications that occurred during fiscal year 2021, decreases for the reassessment of our transaction prices on each of our cohorts, and increases related to the change in estimate, which modified the method in which we calculate persistency to use policy level persistency to calculate renewal commission revenue.

The Company does have contract liabilities related to upfront payments received for commissions and marketing development funds for which the performance obligations have not yet been met. The performance obligation is typically met within the same reporting period the cash is received; thus, there is no material activity within the contract liability rollforward (see notes 1 and 6 to the consolidated financial statements for further discussion regarding the Company’s revenue recognition policies).

14.INCOME TAXES

Income tax expense consists of the following for the periods presented:

	Year Ended June 30,
(in thousands)	2022	2021	2020
Current income taxes:
Federal	$—	$—	$—
State	479	149	63
Total	479	149	63

Deferred income taxes:
Federal	(77,242)	27,860	20,586
State	(15,539)	5,147	3,853
Total	(92,781)	33,007	24,439

Income tax expense (benefit)	$(92,302)	$33,156	$24,502

The Company’s statutory federal tax rate was 21% for each of the years ended June 30, 2022, 2021, and 2020, respectively. The Company’s current state tax rate (net of federal benefit) was 4.98%, 3.22%, and 3.85% for the years ended June 30, 2022, 2021, and 2020, respectively.

The differences from the Company’s statutory tax rate to the effective tax rates shown below for the year ended June 30, 2022, were primarily due to the net effects of state income taxes, and for the years ended June 30, 2021, and 2020, were primarily due to the net effects of state income taxes partially offset by HPIP tax credits and the exercise of non-qualified stock options.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Differences in income tax expense resulting from:
State income taxes	5.0	3.2	3.9
Change in state tax rate	(1.9)	(0.3)	0.1
Kansas HPIP credit	—	(0.5)	(0.9)
Non-qualified stock option exercises	—	(3.6)	(0.5)
Other	(0.4)	1.2	—
Effective income tax rate	23.7%	21.0%	23.6%

Significant components of the deferred tax assets and liabilities were as follows as of June 30:

(in thousands)	2022	2021
Deferred tax assets:
Accruals and other	$11,903	$15,592
Lease liability	10,616	11,300
Interest expense limitation	25,691	14,517
Net operating losses	168,105	76,281
Credit carryforward	6,262	6,486
Basis difference in fixed and amortizable assets	1,397	—
Total deferred tax assets	223,974	124,176

Deferred tax liabilities:
Commissions receivable	(266,449)	(250,020)
Lease right-of-use asset	(7,605)	(8,133)
Basis difference in fixed and amortizable assets	—	(4,850)
Total deferred tax liabilities	(274,054)	(263,003)

Net long-term deferred tax liabilities	$(50,080)	$(138,827)

For tax purposes, pursuant to Treasury Regulation §1.451-3(b)(4)(viii), the Company defers revenue relating to certain commissions receivables into subsequent years until it is collected, which gives rise to a significant deferred tax liability. Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including the likelihood, timing, jurisdictional location, and amount of any future taxable income that the Company is projecting in its financial forecasts. The Company prepares its forecast by considering all available positive and negative evidence, including historical data and future plans and estimates. These assumptions require significant judgment, and the amount of deferred tax assets considered realizable is subject to adjustment in future periods if actual results or the estimate of future taxable income changes. While the company has cumulative pre-tax losses for the past three fiscal years, after scheduling out its deferred tax assets and liabilities, the Company continues to recognize its deferred tax assets as of June 30, 2022, as it believes it is more likely than not that the net deferred tax assets will be realized. As such, the Company does not believe a valuation allowance is necessary as of June 30, 2022, and will continue to evaluate in the future as circumstances may change.

As of June 30, 2022, the Company has NOL carryforwards for federal and state income tax purposes of $637.0 million and $692.8 million, respectively. Other than the federal NOLs generated for the tax years ended June 30, 2022 and 2021, which have an indefinite carryforward period, the federal carryforwards will expire during tax years 2035 through 2039. The state carryforwards will expire during tax years 2025 through 2043.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2018 through 2020 and state tax returns from tax years 2017 through 2020 remain open to examination by significant domestic taxing jurisdictions to which the Company is subject. NOLs generated by the Company are open to examination until the expiration of the statutes of limitations for the years when the NOLs are utilized.

15.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC Topic 260, “Earnings per Share”. Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Net income attributable to common shareholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net income. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include the conversion of the preferred stock on an 8:1 ratio, as the rights and privileges dictate as such, common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the if-converted method for the preferred stock and the treasury stock method for employee stock options, RSU's, PSU’s, and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Year Ended June 30,
(in thousands, except per share amounts)	2022	2021	2020
Basic:
Numerator:
Net income (loss)	$(297,504)	$124,859	$79,484
Less: dividends declared on Series A, B, C & D preferred stock	—	—	(86,302)
Less: cumulative dividends on Series D preferred stock	—	—	(10,849)
Net income (loss) attributable to common shareholders	(297,504)	124,859	(17,667)
Denominator:
Weighted-average common stock outstanding	164,042	162,889	97,496
Net income (loss) per share—basic:	$(1.81)	$0.77	$(0.18)
Diluted:
Numerator:
Net income (loss) attributable to common shareholders	$(297,504)	$124,859	$(17,667)
Add: dividends declared on Series A, B & C preferred stock(2)	—	—	—
Add: dividends declared on Series D preferred stock(2)	—	—	—
Add: cumulative dividends on Series D preferred stock(2)	—	—	—
Net income (loss) attributable to common and common equivalent shareholders	(297,504)	124,859	(17,667)
Denominator:
Weighted-average common stock outstanding	164,042	162,889	97,496
Series A, B & C preferred stock outstanding(2)	—	—	—
Series D preferred stock outstanding(2)	—	—	—
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)(2)	—	2,655	—
Total common and common equivalent shares outstanding	164,042	165,544	97,496
Net income (loss) per share—diluted:	$(1.81)	$0.75	$(0.18)
(1) Excluded from the computation of net loss per share-diluted for the year ended June 30, 2022, because the effect would have been anti-dilutive.
(2) Excluded from the computation of net loss per share-diluted for the year ended June 30, 2020, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following as of June 30:

(in thousands)	2022	2021	2020
Series A, B & C preferred stock outstanding	—	—	10,871
Series D preferred stock outstanding	—	—	28,817
Series E preferred stock outstanding	—	—	694
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	5,382	784	4,161
Shares subject to outstanding PSU's(1)	168	121	—
Total	5,550	905	44,543
(1) The weighted-average number of shares excluded from the computation of net income (loss) per share-diluted because the performance conditions associated with these awards were not met.

16.SEGMENT INFORMATION

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company currently has three reportable segments: i) Senior, ii) Life, and iii) Auto & Home. Senior primarily sells senior Medicare-related health insurance products and also includes Population Health, SelectRx, and InsideResponse. Life primarily sells term life and final expense products, and Auto & Home primarily sells individual automobile and homeowners’ insurance. In addition, the Company accounts for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division, Corporate & Eliminations. These services are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. The Company has not aggregated any operating segments together to represent a reportable segment.

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

The following tables present information about the reportable segments for the periods presented:

Year Ended June 30, 2022

(in thousands)	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$595,375	$153,973	$27,881	$(13,184)		$764,045
Operating expenses	(789,174)	(154,102)	(22,448)	(58,625)	(1)	(1,024,349)
Other expenses, net	—	—	—	(202)		(202)
Adjusted EBITDA	$(193,799)	$(129)	$5,433	$(72,011)		(260,506)
Share-based compensation expense						(7,052)
Non-recurring expenses (2)						(4,730)
Depreciation and amortization						(24,724)
Loss on disposal of property, equipment, and software, net						(1,456)
Goodwill impairment						(44,596)
Impairment of long-lived assets						(3,147)
Interest expense, net						(43,595)
Income tax benefit						92,302
Net loss						$(297,504)

(1) Operating expenses in the Corp & Elims division primarily include $44.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $18.2 million in professional services fees.

(2)These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility, costs related to acquisitions, and severance expenses.

Year Ended June 30, 2021

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$728,701	$177,669	$30,913	$(7,302)		$929,981
Operating expenses	(484,924)	(155,127)	(22,735)	(46,899)	(1)	(709,685)
Other expenses, net	—	—	—	(100)		(100)
Adjusted EBITDA	$243,777	$22,542	$8,178	$(54,301)		220,196
Share-based compensation expense						(5,165)
Non-recurring expenses (2)						(6,065)
Fair value adjustments to contingent earnout obligations						(1,488)
Depreciation and amortization						(16,142)
Loss on disposal of property, equipment, and software						(686)
Interest expense, net						(29,320)
Loss on extinguishment of debt						(3,315)
Income tax expense						(33,156)
Net income						$124,859
(1) Operating expenses in the Corp & Elims division primarily include $34.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.4 million in professional services fees.

(2) These expenses primarily consist of costs incurred for the First Amendment to the Senior Secured Credit Facility, recent acquisitions, re-designation of the hedge, and the Secondary Offering.

Year Ended June 30, 2020

	Senior	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$361,673	$127,790	$41,189	$(1,314)		$529,338
Operating expenses	(215,935)	(102,155)	(32,490)	(26,881)	(1)	(377,461)
Other expenses, net	—	—	—	(30)		(30)
Adjusted EBITDA	$145,738	$25,635	$8,699	$(28,225)		151,847
Share-based compensation expense						(9,498)
Non-recurring expenses (2)						(3,721)
Fair value adjustments to contingent earnout obligations						(375)
Depreciation and amortization						(7,993)
Loss on disposal of property, equipment and software						(360)
Restructuring expenses						(153)
Interest expense, net						(24,595)
Loss on extinguishment of debt						(1,166)
Income tax expense						(24,502)
Net income						$79,484
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2022, three insurance carrier customers, all from the Senior Segment, accounted for 18%, 17%, and 12% of total revenue. For the year ended June 30, 2021, three insurance carrier customers, all from the Senior Segment, accounted for 24%, 19%, and 15% of total revenue. For the year ended June 30, 2020, three insurance carrier customers, all from the Senior Segment, accounted for 26%, 18%, and 11% of total revenue.

Effective July 1, 2022, the Company will realign its reportable segments as a result of the change in strategic direction established for fiscal year 2023. This realignment will separate the Healthcare Services business, which includes SelectRx and Population Health, out of the Senior reportable segment and into its own operating and reportable segment. The CODM will review discrete financial information for Healthcare Services, separate from Senior, to make operational and financial decisions and allocate resources beginning July 1, 2022. The tables presented above have not been adjusted to reflect this change in reportable segments. All prior-period comparative segment information will be recast in the Company’s first quarter of fiscal 2023 Quarterly Report on Form 10-Q to reflect the change in reportable segments.

17.RELATED-PARTY TRANSACTIONS

The Company purchases leads from InsideResponse, which was previously owned in part by individuals who are related to one of the Company’s shareholders or are members of the Company's management. On May 1, 2020, the Company acquired 100% of the outstanding membership units of InsideResponse for an aggregate purchase price of up to $65.0 million (subject to customary adjustments) as set forth in the Merger Agreement. Refer to Note 2 to the consolidated financial statements for further details. Prior to the acquisition, the Company incurred $16.1 million in lead costs with InsideResponse for the year ended June 30, 2020, which were recorded in marketing and advertising expense in the consolidated statements of comprehensive income.

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The Company earned $0.4 million and $1.9 million in lead generation revenue, which is recorded in other revenue in the consolidated statements of comprehensive income, as a result of this relationship for the years ended June 30, 2022 and 2021, respectively, and had less than $0.1 million of outstanding accounts receivable as of June 30, 2022 and 2021, respectively.

The Company has also purchased leads from this senior healthcare distribution platform. Lead costs incurred with this firm for the years ended June 30, 2022 and 2021, were not material, and the Company incurred $0.5 million in lead costs for the year ended June 30, 2020, which were recorded in marketing and advertising expense in the consolidated statements of comprehensive income. The Company did not have any outstanding payables with this firm as of June 30, 2022, and June 30, 2021. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2022, 2021, and 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2022, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), and chief accounting officer (principal accounting officer). Based upon this evaluation, our management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective, as a result of the material weakness in our internal control over financial reporting described below.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, and chief accounting officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable level of assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, utilizing the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting was not effective as of June 30, 2022, due to the material weakness as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a design deficiency in internal control over financial reporting that resulted in a material weakness. The Company obtains and uses relevant information from third party carriers related to final expense policyholder lapses and did not evaluate it on a timely basis to ensure the carrier and policy information utilized to determine the first year commission revenue provision was complete and accurate, which could have resulted in a material misstatement of the Company’s consolidated financial statements. The material weakness did contribute to an actual error related to Life first year commission revenue provision for certain final expense policies that was not material to the consolidated financial statements for the year ended June 30, 2021, and for the three months ended September 30, 2021, December 31, 2021, and March 31, 2022.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. Its report is included below.

As a result of this material weakness, we are in the process of designing and implementing controls as part of our remediation measures which include:

•designing a control to review final expense aged receivables on a timely basis
•designing a control to evaluate the completeness and accuracy of the final expense third party carrier information received, including verification of lapse status
•designing a control to evaluate the completeness and accuracy of the information used in the retrospective review of provision rates
The planned remediation measures outlined above are subject to continued management review, as well as audit committee oversight. Management is in the process of designing and implementing the above controls which will then need to operate for a sufficient period of time so that management can conclude, through testing, that the Company’s controls are operating effectively. As such, management can give no assurance that the measures taken have remediated the risk of material misstatement. Additionally, we cannot be certain that the measures taken or may continue to take ensure adequate controls over our financial processes and reporting are established and maintained in the future.

Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 29, 2022, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company obtains and uses relevant information from third party carriers related to final expense policyholder lapses and did not evaluate it on a timely basis to ensure the carrier and policy information utilized to determine the first year commission revenue provision was complete and accurate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Kansas City, MO
August 29, 2022

ITEM 9B. OTHER INFORMATION

Immaterial Correction of Prior Period Financial Statements

As discussed in Note 1 to the consolidated financial statements, during the second quarter of fiscal year ended June 30, 2022, the Company determined that the provision for first year commission revenue for certain final expense policies offered by certain of its insurance carrier partners should have been accrued based on a higher lapse rate. This misstatement was initially thought to be isolated to an error in the lapse rate for one of its insurance carrier partners, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. However, during the three months ended June 30, 2022, it was determined that the lapse rate for other insurance carrier partners were also incorrect, resulting in an additional misstatement being identified. The cumulative effect of the error in the lapse rates resulted in commission revenues being misstated by $7.8 million for the year ended June 30, 2021, and $3.8 million, $0.7 million, and $0.8 million for the three months ended September 30, 2021, December 31, 2021, and March 31, 2022, respectively. Management evaluated the cumulative misstatements and concluded they were not material to prior periods, individually or in aggregate. However, correcting the cumulative effect of the misstatements during any three month period within the year ended June 30, 2022, would have had a significant effect on the results of operations for these respective reporting periods. Therefore, the Company plans to prospectively correct the relevant prior period condensed consolidated financial statements and related footnotes for these misstatements.

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three and nine months ended March 31, 2023:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Commission revenue	$222,538	$(774)	$221,764	$495,494	$(2,966)	$492,528
Total revenue	275,113	(774)	274,339	627,621	(2,966)	624,655
Income (loss) from operations	3,105	(774)	2,331	(224,361)	(2,966)	(227,327)
Loss before income tax benefit	(9,097)	(774)	(9,871)	(255,838)	(2,966)	(258,804)
Income tax benefit	(2,649)	(197)	(2,846)	(65,229)	(755)	(65,984)
Net loss	(6,448)	(577)	(7,025)	(190,609)	(2,211)	(192,820)
Net loss per share:
Basic	(0.04)	—	(0.04)	(1.16)	(0.01)	(1.17)
Diluted	(0.04)	—	(0.04)	(1.16)	(0.01)	(1.17)
Comprehensive income (loss)	$1,141	$(577)	$564	$(181,251)	$(2,211)	$(183,462)

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended March 31, 2022
(in thousands)	Accumulated Deficit	Total Shareholders' Equity
As Previously Reported
BALANCES-December 31, 2021	$(62,236)	$492,404
Net loss	(6,448)	(6,448)
BALANCES-March 31, 2022	(68,684)	496,592
Adjustments
BALANCES-December 31, 2021	(3,155)	(3,155)
Net loss	(577)	(577)
BALANCES-March 31, 2022	(3,732)	(3,732)
As Corrected
BALANCES-December 31, 2021	(65,391)	489,249
Net loss	(7,025)	(7,025)
BALANCES-March 31, 2022	$(72,416)	$492,860

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Nine Months Ended March 31, 2022
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2021	$121,925	$668,560
Net loss	(190,609)	(190,609)
BALANCES-March 31, 2022	(68,684)	496,592
Adjustments
BALANCES-June 30, 2021	(1,521)	(1,521)
Net Loss	(2,211)	(2,211)
BALANCES-March 31, 2022	(3,732)	(3,732)
As Corrected
BALANCES-June 30, 2021	120,404	667,039
Net Income	(192,820)	(192,820)
BALANCES-March 31, 2022	$(72,416)	$492,860

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended March 31, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(190,609)	(2,211)	$(192,820)
Deferred income taxes	(65,623)	(755)	(66,378)
Accounts receivable	(62,803)	2,966	(59,837)
Net cash used in operating activities	$(284,362)	$—	$(284,362)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three and six months ended December 31, 2022:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Commission revenue	$140,701	$(744)	$139,957	$272,956	$(2,192)	$270,764
Total revenue	194,981	(744)	194,237	352,508	(2,192)	350,316
Loss from operations	(172,906)	(744)	(173,650)	(227,466)	(2,192)	(229,658)
Loss before income tax benefit	(183,544)	(744)	(184,288)	(246,741)	(2,192)	(248,933)
Income tax benefit	(46,536)	(189)	(46,725)	(62,580)	(558)	(63,138)
Net loss	(137,008)	(555)	(137,563)	(184,161)	(1,634)	(185,795)
Net loss per share:
Basic	(0.84)	—	(0.84)	(1.12)	(0.01)	(1.13)
Diluted	(0.84)	—	(0.84)	(1.12)	(0.01)	(1.13)
Comprehensive loss	$(135,233)	$(555)	$(135,788)	$(182,392)	$(1,634)	$(184,026)

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended December 31, 2021
(in thousands)	Accumulated Deficit	Total Shareholders' Equity
As Previously Reported
BALANCES-September 30, 2021	$74,772	$625,668
Net loss	(137,008)	(137,008)
BALANCES-December 31, 2021	(62,236)	492,404
Adjustments
BALANCES-September 30, 2021	(2,600)	(2,600)
Net loss	(555)	(555)
BALANCES-December 31, 2021	(3,155)	(3,155)
As Corrected
BALANCES-September 30, 2021	72,172	623,068
Net loss	(137,563)	(137,563)
BALANCES-December 31, 2021	$(65,391)	$489,249

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Six Months Ended December 31, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2021	$121,925	$668,560
Net loss	(184,161)	(184,161)
BALANCES-December 31, 2021	(62,236)	492,404
Adjustments
BALANCES-June 30, 2021	(1,521)	(1,521)
Net loss	(1,634)	(1,634)
BALANCES-December 31, 2021	(3,155)	(3,155)
As Corrected
BALANCES-June 30, 2021	120,404	667,039
Net Income	(185,795)	(185,795)
BALANCES-December 31, 2021	$(65,391)	$489,249

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended December 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(184,161)	(1,634)	$(185,795)
Deferred income taxes	(62,940)	(558)	(63,498)
Accounts receivable	(43,429)	2,192	(41,237)
Net cash used in operating activities	$(305,741)	$—	$(305,741)

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three months ended September 30, 2022:

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Commission revenue	$134,651	(3,844)	$130,807
Total revenue	159,923	(3,844)	156,079
Loss from operations	(52,164)	(3,844)	(56,008)
Loss before income tax benefit	(60,801)	(3,844)	(64,645)
Income tax benefit	(15,436)	(977)	(16,413)
Net loss	(45,365)	(2,867)	(48,232)
Net loss per share:
Basic	(0.28)	(0.01)	(0.29)
Diluted	(0.28)	(0.01)	(0.29)
Comprehensive loss	$(45,371)	$(2,867)	$(48,238)

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2021	$128,254	$674,889
Net loss	(45,365)	(45,365)
BALANCES-September 30, 2021	82,889	633,785
Adjustments
BALANCES-June 30, 2021	(7,850)	(7,850)
Net loss	(2,867)	(2,867)
BALANCES-September 30, 2021	(10,717)	(10,717)
As Corrected
BALANCES-June 30, 2021	120,404	667,039
Net loss	(48,232)	(48,232)
BALANCES-September 30, 2021	$72,172	$623,068

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Three Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(45,365)	(2,867)	$(48,232)
Deferred income taxes	(15,807)	(977)	(16,784)
Accounts receivable	17,336	3,844	21,180
Net cash used in operating activities	$(87,075)	$—	$(87,075)

Employment Agreements

On August 25, 2022, the Company entered into a new employment agreement (the “Agreement”) with Daniel A. Boulware, the Company’s General Counsel and Secretary. The Agreement provides for a three-year employment period, with automatic annual renewal for additional one-year periods unless either party provides notice of non-renewal at least 90 days before the expiration of the then-current term. The Agreement sets forth the Mr. Boulware’s annual minimum base salary and annual bonus opportunity, as well as eligibility to participate in the Company’s employee benefit arrangements generally available to other senior executives of the Company.

The Agreement also provides for certain severance benefits in the event of Mr. Boulware’s termination without cause or resignation for good reason. Specifically, he is entitled to receive, subject to the execution and non-revocation of a release of claims, (i) a prorated bonus for the fiscal year during which the termination occurs; (ii) a lump sum cash severance payment in an amount equal to the sum of his annual base salary and target annual bonus; and (iii) COBRA reimbursement for the excess of the monthly cost of premiums associated with medical and dental coverage over the monthly premiums for such coverage payable by a similarly situated active employee during the applicable severance period.

In the event Mr. Boulware is terminated (i) within 90 days prior to a change in control (as defined in the Agreement or (ii) within two years following the date of a change in control, he will be entitled to a lump sum cash severance payment equal to 1.5 times the sum his annual base salary and target annual bonus. Pursuant to the terms of the Agreement, the lump sum cash severance payment payable to Mr. Boulware in the event of a change in control is “double-trigger,” meaning that he will be entitled to received such payment only if his employment with the Company or any successor entity is terminated within two years of the date of the change in control.

The Agreement also contains various standard restrictive covenants, including those related to assignment of inventions, confidentiality of Company information, and non-competition and non-solicitation following the termination of the executive’s employment.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, which is attached as Exhibits 10.5 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the 2022 Proxy Statement, to be filed with the SEC, under the heading “Proposal One: Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s executive officers is contained in the 2022 Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the 2022 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is contained in the 2022 Proxy Statement under the heading “Corporate Governance—Stockholder Recommendations and Nominations to the Board” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the 2022 Proxy Statement under the heading “Corporate Governance —Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

We have adopted a written Code of Business Conduct and Ethics (our “Code of Business Conduct”), which applies to all our directors, officers, and other employees, including our principal executive officer and principal financial officer. A copy of our Code of Business Conduct is available on our corporate website, www.selectquote.com, under “Investor Relations—Governance—Governance Documents.” The information contained on our website does not constitute a part of this Annual Report on Form 10-K. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct. Such requests should be made in writing to the attention of our General Counsel at the following address: SelectQuote, Inc., 6800 West 115th Street, Suite 2511, Overland Park, Kansas 66211. We intend to make all required disclosure regarding any amendments to, or waivers from, any provisions of our Code of Business Conduct at the same location of our website, www.selectquote.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to the compensation of our directors and executive officers is contained in the 2022 Proxy Statement under the headings “Executive Compensation—Compensation Discussion and Analysis,” and “Corporate Governance—Non-Employee Director Compensation,” respectively, and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compensation committee interlocks and insider participation is contained in the 2022 Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report on Form 10-K.

The compensation committee report required by this item is contained in the 2022 Proxy Statement under the heading “Report of the Compensation Committee” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the 2022 Proxy Statement under the heading “Executive Compensation—Compensation and Risk" and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the 2022 Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the 2022 Proxy Statement under the heading “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the 2022 Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence is contained in the 2021 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance Matters—Board Meetings and Committees” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2022 Proxy Statement under the heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference in this Annual Report on Form 10-K.

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

(b) None.

(c) None.

Exhibit Number	Exhibit Description
3.1	Sixth Amended and Restated Certificate of Incorporation of SelectQuote, Inc. (incorporated by reference to Exhibit 3.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)
3.2	Amended and Restated Bylaws of SelectQuote, Inc. (incorporated by reference to Exhibit 3.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)
4.1	Form of Common Stock Certificate of SelectQuote, Inc. (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)
4.2	Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated November 4, 2019, by and among the Company and certain of its investors (incorporated by reference to Exhibit 4.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
4.3	Amendment No. 1 to the Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated April 17, 2020, by and among SelectQuote, Inc. and certain of its investors (incorporated by reference to Exhibit 4.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
4.4	Description of Capital Stock
10.1#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Tim Danker (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.2#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Raffaele D. Sadun (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.3#	Employment Agreement, dated as of May 21, 2019, by and between the Company and William Grant III (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.4#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Robert Grant (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.5#	Employment Agreement, dated as of August 25, 2022, by and between the Company and Daniel “Al” Boulware
10.6#	Employment Agreement, dated as of January 5, 2022, by and between the Company and Ryan M. Clement
10.7#	SelectQuote, Inc. 2003 Stock Incentive Plan, as amended on January 26, 2012 and May 5, 2020 (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
10.8#	Form of Notice of Stock Option Award under the Company’s 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.9#	SelectQuote, Inc. 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on March 5, 2020)
10.10#	SelectQuote, Inc. 2020 Employee Stock Purchase Plan (as Amended and Restated Effective as of April 1, 2022) (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 5, 2022)
10.11#	Form of Restricted Stock Unit Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.12#	Form of Restricted Stock Unit Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.13#	Form of Stock Option Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.14#	Form of Stock Option Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.15#	Form of Performance Stock Unit Agreement under SelectQuote, Inc.'s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.16#	Form of Price-Vested Unit Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.17#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.18	Credit Agreement, dated as of November 5, 2019, by and among the Company, certain subsidiaries of the Company, the lenders party thereto, Morgan Stanley Capital Administrators, Inc., as Administrative Agent, and UMB Bank, N.A., as Revolver Agent (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.18.1	First Amendment to Credit Agreement, dated as of February 24, 2021, by and among SelectQuote, Inc., the lenders and other parties party thereto and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 24, 2021)
10.18.2	Second Amendment to Credit Agreement, dated as of November 2, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto, and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on November 4, 2021)

10.18.3	Third Amendment to Credit Agreement, dated as of December 23, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto, Morgan Stanley Capital Administrators, Inc., as administrative agent and UMB Bank, N.A., as Revolver Agent for itself and the Revolving Lenders (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on December 27, 2021)
10.18.4	Fourth Amendment to Credit Agreement, dated as of August 26, 2022, by and among SelectQuote, Inc., the lenders and other parties thereto, Wilmington Trust, National Association, as administrative agent and UMB Bank, N.A., as Revolver Agent for itself and the Revolving Lenders (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on August 29, 2022)*
21.1	Subsidiaries of SelectQuote, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

*    Certain schedules have been omitted from this exhibit in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECTQUOTE, INC.

By:	/s/ Tim Danker
Name:	Tim Danker
Title:	Chief Executive Officer
Date:	August 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2022.

	Signature	Title

By:	/s/ Tim Danker	Chief Executive Officer and Director
	Tim Danker	(Principal Executive Officer)

By:	/s/ Ryan Clement	Interim Chief Financial Officer
	Ryan Clement	(Principal Financial Officer)

By:	/s/ Stephanie Fisher	Chief Accounting Officer
	Stephanie Fisher	(Principal Accounting Officer)

By:	/s/ Donald Hawks III	Chairman of the Board of Directors
Donald Hawks III

By:	/s/ Tom Grant	Vice Chairman of the Board of Directors
Tom Grant

By:	/s/ Earl Devanny III	Director
Earl Devanny III

By:	/s/ Denise Devine	Director
Denise Devine

By:	/s/ Dr. Kavita Patel	Director
Dr. Kavita Patel

By:	/s/ Raymond Weldon	Director
Raymond Weldon