Form 10-Q
period 2022-09-30
SelectQuote, Inc.
filed 2022-11-03
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 166,462,244 shares of common stock as of October 31, 2022.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2022	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,083	$140,997
Accounts receivable, net of allowances of $1.3 million and $0.6 million, respectively	122,978	129,748
Commissions receivable-current	169,965	116,277
Other current assets	14,259	15,751
Total current assets	378,285	402,773
COMMISSIONS RECEIVABLE—Net	704,673	722,349
PROPERTY AND EQUIPMENT—Net	38,178	41,804
SOFTWARE—Net	16,351	16,301
OPERATING LEASE RIGHT-OF-USE ASSETS	28,265	28,016
INTANGIBLE ASSETS—Net	29,802	31,255
GOODWILL	29,136	29,136
OTHER ASSETS	24,624	18,418
TOTAL ASSETS	$1,249,314	$1,290,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,557	$24,766
Accrued expenses	17,093	26,002
Accrued compensation and benefits	38,723	42,150
Operating lease liabilities—current	6,245	5,261
Current portion of long-term debt	17,387	7,169
Contract liabilities	41,847	3,404
Other current liabilities	3,403	4,761
Total current liabilities	145,255	113,513
LONG-TERM DEBT, NET—less current portion	672,872	698,423
DEFERRED INCOME TAXES	37,667	50,080
OPERATING LEASE LIABILITIES	33,058	33,946
OTHER LIABILITIES	3,764	2,985
Total liabilities	892,616	898,947
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,665	1,644
Additional paid-in capital	558,501	554,845
Accumulated deficit	(219,584)	(177,100)
Accumulated other comprehensive income	16,116	11,716
Total shareholders’ equity	356,698	391,105
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,249,314	$1,290,052
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2022	2021
REVENUE:
Commission	$106,335	$130,807
Pharmacy	41,093	4,467
Other	15,056	20,805
Total revenue	162,484	156,079
OPERATING COSTS AND EXPENSES:
Cost of revenue	65,164	86,791
Cost of goods sold—pharmacy revenue	42,354	4,871
Marketing and advertising	57,594	90,677
Selling, general, and administrative	30,706	23,895
Technical development	6,182	5,853
Total operating costs and expenses	202,000	212,087
LOSS FROM OPERATIONS	(39,516)	(56,008)
INTEREST EXPENSE, NET	(16,736)	(8,535)
OTHER INCOME (EXPENSE), NET	158	(102)
LOSS BEFORE INCOME TAX BENEFIT	(56,094)	(64,645)
INCOME TAX BENEFIT	(13,610)	(16,413)
NET LOSS	$(42,484)	$(48,232)

NET LOSS PER SHARE:
Basic	$(0.26)	$(0.29)
Diluted	$(0.26)	$(0.29)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	164,824	163,692
Diluted	164,824	163,692

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	4,400	(6)
OTHER COMPREHENSIVE INCOME (LOSS)	4,400	(6)
COMPREHENSIVE LOSS	$(38,084)	$(48,238)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(42,484)	—	(42,484)
Gain on cash flow hedge, net of tax	—	—	—	—	5,124	5,124
Amount reclassified into earnings, net tax	—	—	—	—	(724)	(724)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,116	12	584	—	—	596
Issuance of common stock pursuant to employee stock purchase plan	780	8	476	—	—	484
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	114	1	(34)	—	—	(33)
Share-based compensation expense	—	—	2,630	—	—	2,630
BALANCES-September 30, 2022	166,462	$1,665	$558,501	$(219,584)	$16,116	$356,698

Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$120,404	$229	$667,039
Net loss	—	—	—	(48,232)	—	(48,232)
Loss on cash flow hedge, net of tax	—	—	—	—	(179)	(179)
Amount reclassified into earnings, net of tax	—	—	—	—	173	173
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	284	3	1,203	—	—	1,206
Issuance of common stock pursuant to employee stock purchase plan	90	1	988	—	—	989
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	46	—	(143)	—	—	(143)
Share-based compensation expense	—	—	2,215	—	—	2,215
BALANCES-September 30, 2021	163,930	$1,639	$549,034	$72,172	$223	$623,068
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,484)	$(48,232)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	6,802	5,103
Loss on disposal of property, equipment, and software	325	350
Share-based compensation expense	2,630	2,215
Deferred income taxes	(13,931)	(16,784)
Amortization of debt issuance costs and debt discount	1,612	862
Write-off of debt issuance costs	710	—
Accrued interest payable in kind	1,307	—
Non-cash lease expense	1,103	994
Changes in operating assets and liabilities:
Accounts receivable, net	34,770	21,180
Commissions receivable	(36,012)	(57,775)
Other assets	1,271	(2,957)
Accounts payable and accrued expenses	(10,496)	(6,942)
Operating lease liabilities	(1,256)	(1,267)
Other liabilities	6,479	16,178
Net cash used in operating activities	(47,170)	(87,075)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(298)	(7,824)
Purchases of software and capitalized software development costs	(2,087)	(3,016)
Acquisition of business	—	(6,927)
Net cash used in investing activities	(2,385)	(17,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loans	(8,917)	—
Payments on other debt	(44)	(46)
Proceeds from common stock options exercised and employee stock purchase plan	1,079	2,194
Payments of tax withholdings related to net share settlement of equity awards	(32)	(142)
Payments of debt issuance costs	(10,110)	—
Payment of acquisition holdback	(2,335)	—
Net cash (used in) provided by financing activities	(20,359)	2,006
NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,914)	(102,836)
CASH AND CASH EQUIVALENTS—Beginning of period	140,997	286,454
CASH AND CASH EQUIVALENTS—End of period	$71,083	$183,618

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(13,026)	$(7,670)
Income taxes paid, net	(7)	(3)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for insurance products and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx and Population Health. SelectRx is a closed-door, long-term care pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services. Population Health contracts with insurance carriers to perform health risk assessments (“HRA”) on potential new members to determine how Population Health’s value-based care (“VBC”) partners can help members improve health outcomes.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc. and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC (“InsideResponse”), and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on August 29, 2022 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2023, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2022. For September 30, 2022, the Company created a new liability line item on the condensed consolidated balance sheets for “Contract liabilities” which was previously included in “Other current liabilities” in the Company’s Annual Report. The Company created a new revenue line item on the condensed consolidated statements of comprehensive income for “Pharmacy revenue” which was previously included in “Other revenue” in the Company’s Annual Report. Production bonus revenue, which was previously presented separately within Revenue in the Annual Report, is now included in Other revenue. Additionally, the Company created a new operating costs and expenses line item for “Cost of goods sold-pharmacy revenue” related to “Pharmacy revenue” which was previously included in “Cost of revenue” in the Company’s Annual Report. The Company updated its accounting policy related to the classification of SelectRx cost of goods sold which resulted in $0.6 million previously included in Cost of revenue in the condensed consolidated financial statements for September 30, 2021, now included in Selling, general, and administrative expenses. Prior year financial statements and disclosures were reclassified to conform to these changes in presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, accounts receivable, net, commissions receivable, the provision for income taxes, share-based compensation, and valuation of intangible assets and goodwill. The impact of changes in estimates is recorded in the period in which they become known.

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

Significant Accounting Policies—There have been no material changes to the Company’s significant accounting policies as described in our 2022 Annual Report, other than the changes to the policies below as discussed above:

Cost of Revenue—Cost of revenue represents the direct costs associated with fulfilling the Company’s obligations to its customers to sell insurance policies and other healthcare services in the Senior, Life, Auto & Home, and Population Health divisions. Such costs primarily consist of compensation, benefits, and licensing for sales agents, customer success agents, fulfillment specialists, and others directly engaged in serving customers, in addition to certain facilities overhead costs such as rent, maintenance, and depreciation.

Cost of Goods Sold-Pharmacy Revenue—Cost of goods sold-pharmacy revenue represents the direct costs associated with fulfilling pharmacy patient orders for SelectRx. Such costs primarily consist of medication costs and compensation and related benefit costs for licensed pharmacists, pharmacy technicians, and other employees directly associated with fulfilling orders such as packaging and shipping clerks. It also includes shipping, supplies, other order fulfillment costs including part of the one-time customer onboarding costs, and certain facilities overhead costs such as rent, maintenance, and depreciation related to the pharmacy production process.

Recent Accounting Pronouncements Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted this guidance during the three months ended September 30, 2022, and will apply it prospectively to any business acquisitions subsequent to the date of adoption.

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

2.ACQUISITIONS

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), the Company allocates the fair value of purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Based on the valuation inputs, the Company has recorded assets acquired and liabilities assumed according to the following fair value hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Significant unobservable inputs for the asset or liability

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, Inc., which is included in SelectRx, a closed-door, long term care pharmacy provider, for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), as set forth in the Stock Purchase Agreement dated April 30, 2021 (the “Stock Purchase Agreement”). The aggregate purchase price of up to $24.0 million is comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The primary purpose of the acquisition was to take advantage of the Company's technology and customer base to facilitate better patient care through coordination of strategic, value-based care partnerships. The Company recorded $0.3 million of acquisition-related costs in selling, general, and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income. In addition, as a result of the acquisition, the Company has entered into an operating lease with the former President and Chief Executive Officer of Express Med Pharmaceuticals, now the Company’ Executive Vice President of SelectRx. Refer to Note 6 in the condensed consolidated financial statements for further details.

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in selling, general, and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. During the three months ended September 30, 2022, the Company paid the second earnout provision of $1.0 million, as well as the remaining holdback, net of adjustments, of $2.3 million. As of September 30, 2022, the Company has accrued $2.0 million for the first earnout provision based on the forecasted level of achievement, which has been recorded to compensation expense in selling, general, and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $16.3 million is deductible for tax purposes after adding back acquisition costs and excluding the holdback not yet paid.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the Simple Meds business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $5.6 million is deductible for tax purposes after adding back acquisition costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2022	June 30, 2022
Computer hardware	$24,326	$23,303
Machinery and equipment(1)	15,001	15,051
Leasehold improvements	20,128	20,269
Furniture and fixtures	4,344	4,605
Work in progress	1,825	2,810
Total	65,624	66,038
Less accumulated depreciation	(27,446)	(24,234)
Property and equipment—net	$38,178	$41,804
(1) Includes financing lease right-of-use assets.

Work in progress as of September 30, 2022 primarily represents computer equipment not yet put into service and not yet being depreciated. Work in progress as of June 30, 2022, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the three months ended September 30, 2022 and 2021, was $3.5 million and $2.1 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2022	June 30, 2022
Software	$27,444	$26,049
Work in progress	4,419	4,162
Total	31,863	30,211
Less accumulated amortization	(15,512)	(13,910)
Software—net	$16,351	$16,301

Work in progress as of September 30, 2022 and June 30, 2022, represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended September 30, 2022 and 2021, the Company capitalized internal-use software and website development costs of $2.0 million and $2.4 million, respectively, and recorded amortization expense of $1.8 million and $1.4 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, and net carrying value of our definite-lived intangible assets are presented in the table below (dollars in thousands):

	September 30, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(6,874)	$10,618	$17,492	$—	$(6,232)	$11,260
Trade name	2,680	(1,295)	1,385	2,680	—	(1,161)	1,519
Proprietary software	1,042	(641)	401	1,592	(336)	(816)	440
Non-compete agreements	1,292	(516)	776	1,292	—	(445)	847
Vendor relationships	20,400	(3,778)	16,622	23,700	(2,811)	(3,700)	17,189
Total intangible assets	$42,906	$(13,104)	$29,802	$46,756	$(3,147)	$(12,354)	$31,255
(1) During the year ended June 30, 2022, the Company recorded impairment charges for several of its long-lived intangible assets. Refer to the consolidated financial statements in our Annual Report on Form 10-K for additional details.

The Company's intangible assets include those long-lived intangible assets which were recognized at their estimated acquisition date fair values. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three months ended September 30, 2022 and 2021.

For the three months ended September 30, 2022 and 2021, amortization expense related to intangible assets totaled $1.5 million and $1.6 million, respectively, recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. The weighted-average remaining useful life of intangible assets was 6.0 and 6.2 years as of September 30, 2022 and June 30, 2022, respectively.

As of September 30, 2022, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-Compete Agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2023	$402	$117	$202	$1,700	$1,743	$4,164
2024	536	156	220	2,267	2,319	5,498
2025	447	128	220	2,267	2,316	5,378
2026	—	—	134	2,267	2,313	4,714
2027	—	—	—	2,267	1,927	4,194
Thereafter	—	—	—	5,854	—	5,854
Total	$1,385	$401	$776	$16,622	$10,618	$29,802

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the condensed consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of September 30, 2022, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three months ended September 30, 2022 and 2021, there were no indicators of impairment.

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

During the three months ended September 30, 2022, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.6 million. In addition, the Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas, with a new termination date of July 31, 2023, resulting in an early termination penalty of $0.9 million. The early termination penalty was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021
Finance lease costs(1)	$44	$42
Operating lease costs(2)	2,092	2,011
Short-term lease costs	31	13
Variable lease costs(3)	214	213
Sublease income	(418)	(337)
Total net lease costs	$1,963	$1,942
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

Maturities of Lease Liabilities—As of September 30, 2022, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2023	7,215	98	7,313
2024	9,151	38	9,189
2025	8,948	38	8,986
2026	7,412	38	7,450
2027	6,105	32	6,137
Thereafter	14,608	—	14,608
Total undiscounted lease payments	53,439	244	53,683
Less: interest	14,136	23	14,159
Present value of lease liabilities	$39,303	$221	$39,524

The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and Centennial, Colorado, which commenced March 23, 2022; June 9, 2022; July 1, 2022; and September 2, 2022, and run through the remaining terms of the primary leases. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive income. The Company may consider entering into additional sublease arrangements in the future.

Sublease Income—As of September 30, 2022, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2023	890
2024	2,808
2025	3,039
2026	2,433
2027	2,102
Thereafter	4,024
Total sublease income	$15,296

7.DEBT

Debt consisted of the following:

(in thousands)	September 30, 2022	June 30, 2022
Term Loans (effective interest rate 13.3%)	$705,718	$713,327
Unamortized debt issuance costs and debt discount	(15,459)	(7,735)
Total debt	690,259	705,592
Less current portion of long-term debt:	(17,387)	(7,169)
Long-term debt	$672,872	$698,423

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, and August 26, 2022, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, “Third Amendment”, and “Fourth Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Company recognized a $3.3 million loss on debt extinguishment in the condensed consolidated statement of comprehensive income for the year ended June 30, 2021, as part of the First Amendment. The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $100.0 million under the Revolving Credit Facility, of which all was available to borrow as of September 30, 2022 and (2) Term Loans outstanding in an aggregate principal amount of $705.7 million as of September 30, 2022.

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

Following the Fourth Amendment, the Term Loans will bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) SOFR (subject to a floor of 0.75%) plus 6.00% in cash plus 2.00% payable in kind or (b) a base rate plus 5.00% in cash plus 2.00% payable in kind, at the Company’s option. From and after October 1, 2023, the cash and paid in kind interest rate with respect to the Term Loans will rise 0.50% and 1.00% respectively. The Revolving Credit Facility will accrue interest on amounts drawn at a rate per annum equal to either (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%, at the Company’s option.

The Senior Secured Credit Facility has a maturity date of November 5, 2024, and pursuant to the Fourth Amendment the Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, increasing to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of September 30, 2022, the Company has made principal payments of $12.5 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of September 30, 2022, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.0 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $1.6 million and $0.9 million, for the three months ended September 30, 2022 and 2021, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of September 30, 2022, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of September 30, 2022, the Amended Interest Rate Swap had a fair value of $21.1 million and was recorded in other assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that $10.5 million will be reclassified into interest expense during the next twelve months.

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

The Company currently believes that these matters will not have a material adverse effect on any of its results of operations, financial condition or liquidity; however, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to these matters is probable and, therefore, has not accrued a liability related to these matters.

9.SHAREHOLDERS' EQUITY

Common Stock—As of September 30, 2022, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	97,146
Stock awards outstanding under 2020 Plan	11,570,349
Stock awards available for grant under 2020 Plan	7,504,724
Options outstanding under 2003 Plan	584,616
Total	19,756,835

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the “2003 Stock Plan”) and the 2020 Omnibus Incentive Plan (the “2020 Stock Plan” and, collectively with the 2003 Stock Plan, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the IPO, which provides for the grant of incentive stock options (“ISO's”), nonstatutory stock options (“NSO's”), stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU's”), performance-based restricted stock units (“PSU's”), price-vested restricted stock units (“PVU’s”), and other forms of equity compensation (collectively, “stock awards”). All awards (other than ISOs, which may be granted only to current employees of the Company) may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates.

The number of shares of common stock available for issuance as of September 30, 2022, pursuant to future awards under the Company's 2020 Stock Plan is 7,504,724. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021
Share-based compensation related to:
Equity classified stock options	$852	$740
Equity classified RSU's	1,402	953
Equity classified PSU's	(57)	392
Equity classified PVU's	358	—
Total	$2,555	$2,085

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

During the three months ended September 30, 2022, there were no stock options granted. The Company used the following weighted-average assumptions for the stock options granted during the period presented below:

Three Months Ended September 30,
2021
Volatility	30.0%
Risk-free interest rate	0.9%
Dividend yield	—%
Assumed forfeitures	—%
Expected term (in years)	6.25
Weighted-average fair value (per share)	$5.52

The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2022	5,211,585	$9.14
Options granted	—	—
Options exercised	(1,116,624)	0.53
Options forfeited/expired/cancelled	(63,579)	12.76
Outstanding—September 30, 2022	4,031,382	$11.47	8.19	$3
Vested and exercisable—September 30, 2022	1,474,693	$12.19	6.98	$3

As of September 30, 2022, there was $7.7 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.56 years.

The Company received cash of $1.1 million and $2.2 million in connection with stock options exercised during the three months ended September 30, 2022 and 2021, respectively.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	810,310	$13.50
Granted	3,006,728	1.77
Vested	(131,682)	17.72
Forfeited	(62,530)	5.24
Unvested as of September 30, 2022	3,622,826	$3.75

As of September 30, 2022, there was $11.9 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.54 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2022:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022(1)	13,293	$17.97
Granted(1)	—	—
Vested	—	—
Forfeited	(5,236)	18.58
Performance adjustment(2)	(2,488)
Unvested as of September 30, 2022	5,569	$17.96
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

As of September 30, 2022, there was less than $0.1 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 0.91 years.

Price-Vested Units—During the three months ended September 30, 2022 the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards are divided into four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period. The number of shares subject to each tranche of the PVU awards, as well as the stock price hurdles, service periods, and performance periods for each tranche are as follows:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	1,055,674	$1.52	$4.00	August 1, 2022 - August 1, 2027	1.39 years - 3 years
Tranche 2	1,055,648	$1.25	$7.50	August 1, 2022 - August 1, 2027	2.33 years - 3 years
Tranche 3	1,055,674	$1.11	$10.00	August 1, 2022 - August 1, 2027	2.66 years - 3 years
Tranche 4	1,055,648	$1.01	$12.50	August 1, 2022 - August 1, 2027	2.90 years - 3 years

The fair value of each PVU (for purposes of calculation of share-based compensation expense) is estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. Use of this model requires the input of subjective assumptions and changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the condensed consolidated statements of comprehensive income.

During the three months ended September 30, 2021, there were no PVU’s granted. The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

Three Months Ended September 30,
2022
Share price as of grant date	$1.80
Volatility	79.3%
Risk-free interest rate	2.6%
Cost of Equity	10.6%
Dividend yield	—%

As of September 30, 2022, there was $4.8 million of unrecognized compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 2.39 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. During the three months ended September 30, 2022, and 2021, the Company issued 779,946 and 89,985 shares, respectively, to its employees, and as of September 30, 2022, there are 97,146 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense related to the ESPP of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(in thousands)	2022	2021
Senior:
Commission revenue:
Medicare advantage	$66,357	$80,083
Medicare supplement	116	1,604
Prescription drug plan	91	269
Dental, vision, and health	335	3,216
Other commission revenue	655	1,167
Total commission revenue	67,554	86,339
Total other revenue	9,959	14,265
Total Senior revenue	77,513	100,604
Healthcare Services:
Total pharmacy revenue	41,093	4,467
Total other revenue	1,974	1,516
Total Healthcare Services revenue	43,067	5,983
Life:
Commission revenue:
Term	15,376	16,246
Final expense	17,420	23,138
Total commission revenue	32,796	39,384
Total other revenue	4,039	6,598
Total Life revenue	36,835	45,982
Auto & Home:
Total commission revenue	6,681	6,992
Total other revenue	401	477
Total Auto & Home revenue	7,082	7,469
Eliminations:
Total commission revenue	(696)	(1,908)
Total other revenue	(1,317)	(2,051)
Total Elimination revenue	(2,013)	(3,959)
Total commission revenue	106,335	130,807
Total pharmacy revenue	41,093	4,467
Total other revenue	15,056	20,805
Total revenue	$162,484	$156,079

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$838,626
Commission revenue from revenue recognized	49,865
Net commission revenue adjustment from change in estimate	779
Amounts recognized as accounts receivable, net	(14,632)
Balance as of September 30, 2022	$874,638

For the three months ended September 30, 2022, the $0.8 million net commission revenue adjustment from change in estimate includes adjustments from the Company’s reassessment of each of its cohorts’ transaction prices.

The Company has contract liabilities related to upfront payments received for commission revenue of $30.1 million and marketing development funds of $12.3 million for which the performance obligations have not yet been met, and is anticipated to be recognized over the next twelve months. As of September 30, 2022, $41.8 million and $0.6 million of the unamortized balances were recorded in contract liabilities and other liabilities, respectively, in the condensed consolidated balance sheets.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$3,404
Other revenue from revenue recognized	(1,936)
Amounts recognized as contract liabilities	40,995
Balance as of September 30, 2022	$42,463

11.INCOME TAXES

For the three months ended September 30, 2022 and 2021, the Company recognized income tax benefit of $13.6 million and $16.4 million, respectively, representing effective tax rates of 24.3% and 25.4%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2022, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2021, were primarily related to state income taxes, partially offset by state tax credits such as the Kansas High Performance Incentive Program (“HPIP”).

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including analysis of the Company’s four sources of future taxable income listed under ASC 740, Income Taxes. The Company continues to evaluate the realizability of its net deferred tax assets as of September 30, 2022, it believes it is more likely than not that the deferred tax assets will be realized.

12.NET LOSS PER SHARE

The Company calculates net loss per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share (“Basic EPS”) is computed by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s, and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net loss per share for the periods presented:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2022	2021
Basic:
Numerator:
Net loss attributable to common shareholders	$(42,484)	$(48,232)
Denominator:
Weighted-average common stock outstanding	164,824	163,692
Net loss per share—basic:	$(0.26)	$(0.29)
Diluted:
Numerator:
Net loss attributable to common and common equivalent shareholders	$(42,484)	$(48,232)
Denominator:
Weighted-average common stock outstanding	164,824	163,692
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	—
Total common and common equivalent shares outstanding	164,824	163,692
Net loss per share—diluted:	$(0.26)	$(0.29)
(1) Excluded from the computation of net loss per share-diluted for the three months ended September 30, 2022 and 2021, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	7,779	4,683

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021
Shares subject to outstanding PVU’s	4,223	—
Shares subject to outstanding PSU's	6	329
Total	4,229	329

13.SEGMENT INFORMATION

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). Prior to the first quarter of fiscal 2023, the Company had reported financial results under three reportable segments: i) Senior, ii) Life, and iii) Auto & Home. Effective July 1, 2022, as a result of a change in strategic direction established for fiscal year 2023, the financial information available and the operating results that are regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segments and assess its performance have also changed with the financial information related to Healthcare Services, which includes SelectRx and Population Health, now available and reviewed by our CODM separately from the remainder of the Senior reportable segment. As a result, the Company now reflects four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home, and all prior periods have been restated to reflect four reportable segments.

The Company includes non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division in Corporate & Eliminations. These services and activities are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments into a reportable segment.

Costs of revenue, cost of goods sold-pharmacy revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, cost of goods sold, marketing and advertising, technical development, and selling, general, and administrative operating costs and expenses, excluding depreciation and amortization expense; gain or loss on disposal of property, equipment, and software; share-based compensation expense; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment; therefore, assets by segment are not presented.

The following table presents information about the reportable segments for the three months ended September 30, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$77,513	$43,067	$36,835	$7,082	$(2,013)	(1)	$162,484
Operating expenses	(81,366)	(54,854)	(31,811)	(4,640)	(17,446)	(2)	(190,117)
Other income (expense), net	—	—	201	(1)	(42)		158
Adjusted EBITDA	$(3,853)	$(11,787)	$5,225	$2,441	$(19,501)		(27,475)
Share-based compensation expense							(2,630)
Transaction costs(3)							(2,126)
Depreciation and amortization							(6,802)
Loss on disposal of property, equipment, and software							(325)
Interest expense, net							(16,736)
Income tax benefit							13,610
Net loss							$(42,484)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.1 million in salaries and benefits for certain general, administrative, and IT related departments and $4.6 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

The following table presents information about the reportable segments for the three months ended September 30, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$100,604	$5,983	$45,982	$7,469	$(3,959)	(1)	$156,079
Operating expenses	(129,645)	(9,913)	(45,128)	(6,095)	(13,084)	(2)	(203,865)
Other expenses, net	—	—	—	—	(102)		(102)
Adjusted EBITDA	$(29,041)	$(3,930)	$854	$1,374	$(17,145)		(47,888)
Share-based compensation expense							(2,215)
Non-recurring expenses (3)							(554)
Depreciation and amortization							(5,103)
Loss on disposal of property, equipment, and software							(350)
Interest expense, net							(8,535)
Income tax benefit							16,413
Net loss							$(48,232)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $10.4 million in salaries and benefits for certain general, administrative, and IT related departments and $4.7 million in professional services fees.
(3) These expenses primarily consist of costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2022, two customers, which provided revenue to both Senior and Healthcare Services, accounted for 16% and 11% of total revenue. For the three months ended September 30, 2021, four insurance carrier customers, three from Senior and one from Life, accounted for 17%, 15%, 11%, and 11% of total revenue, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” in our 2022 Annual Report. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our 2022 Annual Report and in Part II, Item 1A hereof.

Correction of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021, the Company determined that the provision for first year commission revenue for certain final expense policies offered by certain of its insurance carrier partners should have been accrued based on a higher lapse rate. This misstatement was initially thought to be isolated to an error in the lapse rate for one of its insurance carrier partners, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. However, during the three months ended June 30, 2022, it was determined that the lapse rate for other insurance carrier partners were also incorrect, resulting in an additional misstatement being identified. See Note 1 to the condensed consolidated financial statements for additional information related to the correction, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have corrected certain previously reported financial information for the three months ended September 30, 2021, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Our Business. We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform for insurance products and healthcare services. Our insurance distribution business, which has operated continuously for over 35 years, provides consumers with a transparent and convenient venue to shop for complex senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high-quality consumer leads sourced from a wide variety of online and offline marketing channels including search engines, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channels, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with a sales agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability.

Our unique platform has enabled us to expand our distribution business in recent years to include additional products beyond insurance policies. In interacting with thousands of consumers over the years, we identified a large opportunity to leverage our existing database and distribution model to improve access to healthcare services for our consumers. In addition to improving consumers’ health outcomes, this service creates deeper relationships with our insurance carrier partners by increasing policy persistency and, in turn, reducing their overall costs. Additionally, we offer pharmacy services through our closed-door, long-term care pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, and other consultative services.

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 21 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, Wellcare, and Humana. MA and MS plans accounted for 85% and 77% of our approved Senior policies for the three months ended September 30, 2022 and 2021, respectively, with other ancillary type policies accounting for the remainder.

Healthcare Services, launched in 2021, includes SelectRx and Population Health, and was previously included under the Senior segment (refer to Note 13 to the condensed consolidated financial statements for further information on the change in segments). Through SelectRx, we provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx has developed a pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time. SelectRx uses a high-touch, technology-driven approach to provide superior customer service and achieve improved medication adherence. Population Health contracts with insurance carriers to perform health risk assessments (“HRA”) on potential new members to determine how Population Health’s value-based care (“VBC”) partners can help members improve health outcomes. Consumers receive one-on-one assistance from our customer success agents who help patients understand the benefits available under their health plans and connect them with additional healthcare related resources. We believe that offering these services through SelectRx and Population Health to our existing MA consumers helps drive customer satisfaction and increase policy persistency, which, in turn, reduces costs for our insurance carrier partners.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.1 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 22 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 40% and 31% of new premium within Life for the three months ended September 30, 2022 and 2021, respectively, with final expense policies accounting for 60% and 69% for the three months ended September 30, 2022 and 2021, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 22 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 75% and 77% of new premium within Auto & Home for the three months ended September 30, 2022 and 2021, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

The three months ended September 30 referenced throughout the commentary below refers to the first quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2023 and 2022.

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to estimate and recognize revenue, evaluate our business performance, and facilitate our operations. In Senior, our primary product, Medicare Advantage, pays us flat commission rates based on the number of policies we sell on behalf of our insurance carrier partners. Therefore, we have determined that units and unit metrics are the most appropriate measures to evaluate the performance of Senior. For Healthcare Services, our primary source of revenue is pharmacy revenue from SelectRx, so the total number of SelectRx members is the most appropriate measure used to evaluate the performance of Healthcare Services. In Life and Auto & Home, we are typically paid a commission that is a percent of the premium that we generate for our insurance carrier partners. Therefore, we have determined that premium-based metrics are the most relevant measures to evaluate the performance of these segments. Below are the most relevant business and operating metrics for each segment:

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier.

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended September 30,
	2022	2021
Medicare Advantage	90,028	95,789
Medicare Supplement	665	1,812
Dental, Vision, and Hearing	16,334	28,604
Prescription Drug Plan	364	873
Other	2,026	3,562
Total	109,417	130,640

Total submitted policies for all products decreased 16% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. The number of average productive agents decreased 7% during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, but was partially offset by a 14% increase in overall close rates due to an increased focus on agent training and development.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended September 30,
	2022	2021
Medicare Advantage	83,173	84,116
Medicare Supplement	500	1,398
Dental, Vision and Hearing	12,275	22,223
Prescription Drug Plan	390	868
Other	1,662	2,880
Total	98,000	111,485

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased 12% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, due to our increased focus on agent training and development, we experienced a 5% increase in the submitted-to-approved conversion rate for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Lifetime Value of Commissions per Approved Policy

The lifetime value of commissions (the “LTV”) per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix, and expected policy persistency with applied constraints. The LTV per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates constrained by a persistency-adjusted 10-year renewal period based on a combination of our historical experience and available insurance carrier historical experience to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The LTV per approved policy represents commissions only from policies sold during the period; it does not include any updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended September 30,
	2022	2021
Medicare Advantage	$780	$978
Medicare Supplement	1,132	1,439
Dental, Vision and Hearing	68	152
Prescription Drug Plan	233	310
Other	74	111

The LTV per MA approved policy decreased 20% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The MA LTV was negatively impacted by lower persistency rates, which includes an increase in constraint and higher provision for renewal year lapse rates; higher provision for first year lapse rates; and carrier mix, somewhat offset by higher commission rates.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped, as this is the primary key driver of revenue for Healthcare Services.

The following table shows the total number of SelectRx members for the periods presented:

	Three Months Ended September 30,
	2022	2021
Total SelectRx Members	32,596	5,006

The total number of SelectRx members increased 551% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to our increased focus on the growth of Healthcare Services.

Combined Senior and Healthcare Services - Consumer Per Unit Economics

The opportunity to leverage our existing database and distribution model to improve access to healthcare services for our consumers has created a need for us to review our key metrics related to our per unit economics. As we think about the revenue and expenses for Healthcare Services, we note that they are derived from the marketing acquisition costs associated with the sale of an MA or MS policy, some of which costs are allocated directly to Healthcare Services, and therefore determined that our per unit economics measure should include components from both Senior and Healthcare Services. See details of revenue and expense items included in the calculation below.

Combined Senior and Healthcare Services consumer per unit economics represents total MA and MS commissions; other product commissions; other revenues, including revenues from Healthcare Services; and operating expenses associated with Senior and Healthcare Services, each shown per number of approved MA and MS policies over a given time period. Management assesses the business on a per-unit basis to help ensure that the revenue opportunity associated with a successful policy sale is attractive relative to the marketing acquisition cost. Because not all acquired leads result in a successful policy sale, all per-policy metrics are based on approved policies, which is the measure that triggers revenue recognition.

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Pharmacy and other revenue per MA/MS policy represents revenue from Healthcare Services, production bonuses, marketing development funds, lead generation revenue, and adjustments from the Company’s reassessment of its cohorts’ transaction prices. Total operating expenses per MA/MS policy represents all of the operating expenses within Senior and Healthcare Services. The revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads. These costs are included in marketing and advertising expense within the total operating expenses per MA/MS policy.

The following table shows combined Senior and Healthcare Services consumer per unit economics for the periods presented. Based on the seasonality of Senior and the fluctuations between quarters, we believe that the most relevant view of per unit economics is on a rolling 12-month basis. All per MA/MS policy metrics below are based on the sum of approved MA/MS policies, as both products have similar commission profiles.

	Twelve Months Ended September 30,
(dollars per approved policy):	2022	2021
Medicare Advantage and Medicare Supplement approved policies	665,358	526,212
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$902	$1,223
Other commission per MA/MS policy	22	37
Pharmacy and other revenue per MA/MS policy	(4)	189
Total revenue per MA/MS policy	920	1,449
Total operating expenses per MA/MS policy	(1,185)	(1,065)
Adjusted EBITDA per MA/MS policy (1)	$(265)	$384
Adjusted EBITDA Margin per MA/MS policy (1)	(29)%	27%
Revenue/CAC multiple	1.8X	2.8X
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

Total revenue per MA/MS policy decreased 37% for the twelve months ended September 30, 2022, compared to the twelve months ended September 30, 2021, with the decrease due to the lower Senior LTV and the downward Senior revenue adjustments from a change in estimate of MA cohort transaction prices discussed in our Annual Report. Total cost per policy increased 11% for the twelve months ended September 30, 2022, compared to the twelve months ended September 30, 2021, driven by an increase in the operating expenses from Healthcare Services due to the growth of the business over the last twelve months, offset by a decrease in our marketing and advertising costs over the last three quarters.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2022	2021
Term Premiums	$15,098	$15,510
Final Expense Premiums	22,364	34,052
Total	$37,462	$49,562

Total term premiums decreased 3% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, in line with our updated operating strategy to stabilize Life volume and focus resources on Healthcare Services. The number of policies sold declined 11% driven by a lower average agent headcount, which was somewhat offset by a 9% increase in the average premium per policy sold. Final expense premiums decreased 34% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven by a lower average agent headcount.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2022	2021
Premiums	$11,549	$13,258

Total premiums decreased 13% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, in line with our updated operating strategy to stabilize Auto & Home volume and focus resources on Healthcare Services. The number of policies sold declined 21% driven by a lower average agent headcount, which was somewhat offset by a 10% increase in the average premium per policy sold.

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

The following tables reconcile Adjusted EBITDA and net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended September 30, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(42,484)
Share-based compensation expense						2,630
Transaction costs						2,126
Depreciation and amortization						6,802
Loss on disposal of property, equipment, and software						325
Interest expense, net						16,736
Income tax benefit						(13,610)
Adjusted EBITDA	$(3,853)	$(11,787)	$5,225	$2,441	$(19,501)	$(27,475)
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Three Months Ended September 30, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(48,232)
Share-based compensation expense						2,215
Non-recurring expenses (1)						554
Depreciation and amortization						5,103
Loss on disposal of property, equipment, and software						350
Interest expense, net						8,535
Income tax benefit						(16,413)
Adjusted EBITDA	$(29,041)	$(3,930)	$854	$1,374	$(17,145)	$(47,888)
(1) These expenses primarily consist of costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022		2021
Revenue
Commission	$106,335	65%	$130,807	84%
Pharmacy	41,093	25%	4,467	3%
Other	15,056	10%	20,805	13%
Total revenue	162,484	100%	156,079	100%
Operating costs and expenses
Cost of revenue	65,164	40%	86,791	56%
Cost of goods sold—pharmacy revenue	42,354	26%	4,871	3%
Marketing and advertising	57,594	35%	90,677	58%
Selling, general, and administrative	30,706	19%	23,895	15%
Technical development	6,182	4%	5,853	4%
Total operating costs and expenses	202,000	124%	212,087	136%
Loss from operations	(39,516)	(24)%	(56,008)	(36)%
Interest expense, net	(16,736)	(10)%	(8,535)	(5)%
Other income (expense), net	158	—%	(102)	—%
Loss before income tax benefit	(56,094)	(34)%	(64,645)	(41)%
Income tax benefit	(13,610)	(7)%	(16,413)	(11)%
Net loss	$(42,484)	(27)%	$(48,232)	(30)%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), as presented in our condensed consolidated statements of comprehensive income as commission revenue. We also receive certain volume-based bonuses from some carriers on first year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds” and are included in other revenue in the condensed consolidated statements of comprehensive income. Pharmacy revenue includes revenue from the sale of prescription and OTC medications from SelectRx. Other revenue includes production bonuses and marketing development funds noted above, revenue from Population Health for performing HRAs and making transfers or appointments with VBC partners, and external lead generation revenue from InsideResponse.

Our commission contracts with our insurance carrier partners contain a single performance obligation satisfied at the point in time to which we allocate the total transaction price. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of future renewal commissions and production bonus revenue when applicable. After a policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions or production bonus revenue. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy. Revenue is recognized at different milestones for Senior, Life, and Auto & Home and is based on the contractual enforceable rights, our historical experience, and established customer business practices. Lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed substantially all of our performance obligations and do not experience a significant level of returns or re-shipments. There are no future revenue streams associated as patients have the option to cancel their service at any time with no further payments due. Revenue from Population Health is recognized when the

HRA has been performed or the agreed-upon task has been completed for a VBC partner, the transaction price is known based on volume and contractual prices, and we have no further performance obligation.

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Commission	$106,335	$130,807	(19)%
Pharmacy	41,093	4,467	820%
Other	15,056	20,805	(28)%
Total revenue	$162,484	$156,079	4%

Three Months Ended September 30, 2022 and 2021–Commission revenue decreased $24.5 million, or 19%, for the three months ended September 30, 2022, and included decreases in Senior, Life, and Auto & Home commission revenue of $18.8 million, $6.6 million, and $0.3 million respectively. For Senior, this was driven by a 12% decrease in approved policies and a 14% reduction in LTV’s, partially offset by higher commission rates. Life’s revenue decline was primarily driven by a $5.7 million decrease in final expense revenue. The $36.6 million increase in pharmacy revenue was due to the increase in members from the three months ended September 30, 2021. The $5.7 million decrease in other revenue was primarily driven by a $4.2 million decrease in external lead generation revenue and a $2.6 million decrease in Life production bonus revenue, offset by an increase in Population Health revenue of $0.5 million.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue represents the direct costs associated with fulfilling our obligations to our customers in the Senior, Life, Auto & Home, and Population Health divisions, primarily compensation, benefits, and licensing for sales agents, customer success agents, fulfillment specialists, and others directly engaged in serving customers. It also includes allocations for facilities, telecommunications, and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications.

The following table presents our cost of revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Cost of revenue	$65,164	$86,791	(25)%

Three Months Ended September 30, 2022 and 2021–Cost of revenue decreased $21.6 million, or 25%, for the three months ended September 30, 2022, primarily due to a $15.8 million decrease in compensation costs and a $4.6 million decrease in licensing costs due to the reduction in our agent headcount, in line with our updated operating strategy to reduce commission revenue volume and focus resources on Healthcare Services.

Cost of Goods Sold-Pharmacy Revenue

Cost of goods sold-pharmacy revenue represents the direct costs associated with fulfilling pharmacy patient orders for SelectRx. Such costs primarily consist of medication costs and compensation and related benefit costs for licensed pharmacists, pharmacy technicians, and other employees directly associated with fulfilling orders such as packaging and shipping clerks. It also includes shipping, supplies, other order fulfillment costs including part of the one-time customer onboarding costs, and certain facilities overhead costs such as rent, maintenance, and depreciation related to the pharmacy production process.

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Cost of goods sold—pharmacy revenue	$42,354	$4,871	770%

Three Months Ended September 30, 2022 and 2021–Cost of goods sold-pharmacy revenue increased $37.5 million, or 770%, for the three months ended September 30, 2022, due to a $27.1 million increase in medication costs, a $2.2 million increase in shipping and fulfillment costs, and a $7.0 million increase in compensation and benefits as the number of SelectRx members increased 551% during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Marketing and advertising	$57,594	$90,677	(36)%

Three Months Ended September 30, 2022 and 2021–Marketing and advertising expenses decreased $33.1 million, or 36%, for the three months ended September 30, 2022, due to a $33.1 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy. However, we’ve seen an increase in marketing efficiency as our CAC per approved policy has decreased due to improved agent close rates as a result of increased focus on agent training and development.

Selling, General, and Administrative

Selling, general, and administrative expenses include compensation and benefits costs for staff working in our executive, finance, accounting, recruiting, human resources, administrative, business intelligence, data science, and part of the SelectRx customer onboarding departments. These expenses also include fees paid for outside professional services, including audit, tax and legal fees and allocations for facilities, telecommunications, and software maintenance costs.

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Selling, general, and administrative	$30,706	$23,895	29%

Three Months Ended September 30, 2022 and 2021–Selling, general, and administrative expenses increased $6.8 million, or 29%, for the three months ended September 30, 2022, primarily due to $5.2 million increase in compensation costs related to onboarding patients for SelectRx and $1.4 million from costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Technical development	$6,182	$5,853	6%

Three Months Ended September 30, 2022 and 2021–Technical development expenses increased $0.3 million, or 6%, for the three months ended September 30, 2022, primarily due to $0.4 million increase in compensation costs for internal personnel and external consultants as our mix of technology personnel shifted and our internal software development capitalization rate decreased.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Interest expense, net	$16,736	$8,535	96%

Three Months Ended September 30, 2022 and 2021–Interest expense increased $8.2 million, or 96%, primarily as a result of interest incurred on the Term Loans due to additional principal outstanding and changes under the Fourth Amendment, as well as the amortization and write-off of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, all of which was partially offset by interest income received under the interest rate swap.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021
Income tax benefit	$(13,610)	$(16,413)	(17)%
Effective tax rate	24.3%	25.4%

Three Months Ended September 30, 2022 and 2021–For the three months ended September 30, 2022 and 2021, we recognized income tax benefit of $13.6 million and $16.4 million, respectively, representing effective tax rates of 24.3% and 25.4%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2022, were primarily related to state income taxes. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2021, were related to state income taxes, partially offset by state tax credits such as HPIP.

Segment Information

Prior to the first quarter of fiscal 2023, we reported financial results under three reportable segments: i) Senior, ii) Life, and iii) Auto & Home. Effective July 1, 2022, we realigned our reportable segments as a result of the change in strategic direction established for fiscal year 2023. This realignment separated the Healthcare Services business, which includes SelectRx and Population Health, out of the Senior reportable segment and into its own operating and reportable segment. Our chief operating decision maker (“CODM”) reviews discrete financial information for Healthcare Services, separate from Senior, to make operational and financial decisions and allocate resources, consistent with this realignment. As a result, the Company now reflects four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home, and all prior periods have been restated to reflect the new presentation. In addition, we account for non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. We have not aggregated any operating segments together to represent a reportable segment.

Costs of revenue, cost of goods sold-pharmacy revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, cost of goods sold, marketing and advertising, technical development, and selling, general, and administrative operating costs and expenses, excluding depreciation and amortization expense; gain or loss on disposal of property, equipment, and software; share-based compensation expense; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment; therefore, assets by segment are not presented.

The following tables present information about the reportable segments for the periods presented:

Three Months Ended September 30, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$77,513	$43,067	$36,835	$7,082	$(2,013)	(1)	$162,484
Operating expenses	(81,366)	(54,854)	(31,811)	(4,640)	(17,446)	(2)	(190,117)
Other income (expense), net	—	—	201	(1)	(42)		158
Adjusted EBITDA	$(3,853)	$(11,787)	$5,225	$2,441	$(19,501)		(27,475)
Share-based compensation expense							(2,630)
Transaction costs(3)							(2,126)
Depreciation and amortization							(6,802)
Loss on disposal of property, equipment, and software							(325)
Interest expense, net							(16,736)
Income tax benefit							13,610
Net loss							$(42,484)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.1 million in salaries and benefits for certain general, administrative, and IT related departments and $4.6 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Three Months Ended September 30, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$100,604	$5,983	$45,982	$7,469	$(3,959)	(1)	$156,079
Operating expenses	(129,645)	(9,913)	(45,128)	(6,095)	(13,084)	(2)	(203,865)
Other expenses, net	—	—	—	—	(102)		(102)
Adjusted EBITDA	$(29,041)	$(3,930)	$854	$1,374	$(17,145)		(47,888)
Share-based compensation expense							(2,215)
Non-recurring expenses (3)							(554)
Depreciation and amortization							(5,103)
Loss on disposal of property, equipment, and software							(350)
Interest expense, net							(8,535)
Income tax benefit							16,413
Net loss							$(48,232)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $10.4 million in salaries and benefits for certain general, administrative, and IT related departments and $4.7 million in professional services fees.
(3) These expenses primarily consist of costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$	%
Senior:
Commission revenue:
Medicare advantage	$66,357	$80,083	$(13,726)	(17)%
Medicare supplement	116	1,604	(1,488)	(93)%
Prescription drug plan	91	269	(178)	(66)%
Dental, vision, and health	335	3,216	(2,881)	(90)%
Other commission revenue	655	1,167	(512)	(44)%
Total commission revenue	67,554	86,339	(18,785)	(22)%
Total other revenue	9,959	14,265	(4,306)	(30)%
Total Senior revenue	77,513	100,604	(23,091)	(23)%
Healthcare Services:
Total pharmacy revenue	41,093	4,467	36,626	820%
Total other revenue	1,974	1,516	458	30%
Total Healthcare Services revenue	43,067	5,983	37,084	620%
Life:
Commission revenue:
Term	15,376	16,246	(870)	(5)%
Final expense	17,420	23,138	(5,718)	(25)%
Total commission revenue	32,796	39,384	(6,588)	(17)%
Total other revenue	4,039	6,598	(2,559)	(39)%
Total Life revenue	36,835	45,982	(9,147)	(20)%
Auto & Home:
Total commission revenue	6,681	6,992	(311)	(4)%
Total other revenue	401	477	(76)	(16)%
Total Auto & Home revenue	7,082	7,469	(387)	(5)%
Eliminations:
Total commission revenue	(696)	(1,908)	1,212	(64)%
Total other revenue	(1,317)	(2,051)	734	(36)%
Total Elimination revenue	(2,013)	(3,959)	1,946	(49)%
Total commission revenue	106,335	130,807	(24,472)	(19)%
Total pharmacy revenue	41,093	4,467	36,626	820%
Total other revenue	15,056	20,805	(5,749)	(28)%
Total revenue	$162,484	$156,079	$6,405	4%

Revenue by Segment

Three Months Ended September 30, 2022 and 2021–Revenue from Senior was $77.5 million for the three months ended September 30, 2022, a $23.1 million, or 23%, decrease compared to revenue of $100.6 million for the three months ended September 30, 2021. The decrease was due to a $18.8 million, or 22%, decrease in commission revenue and a $4.9 million decrease in lead generation revenue, partially offset by a $0.6 million increase in marketing development funds received.

Revenue from Healthcare Services was $43.1 million for the three months ended September 30, 2022, a $37.1 million, or 620%, increase compared to revenue of $6.0 million for the three months ended September 30, 2021, primarily due to a $36.6 million increase in SelectRx pharmacy revenue.

Revenue from Life was $36.8 million for the three months ended September 30, 2022, a $9.1 million, or 20%, decrease compared to revenue of $46.0 million for the three months ended September 30, 2021, in line with our updated operating strategy to stabilize Life volume and focus resources on Healthcare Services.

Revenue from Auto & Home was $7.1 million for the three months ended September 30, 2022, a $0.4 million, or 5%, decrease compared to revenue of $7.5 million for the three months ended September 30, 2021, in line with our updated operating strategy to stabilize Auto & Home volume and focus resources on Healthcare Services.

Adjusted EBITDA by Segment

Three Months Ended September 30, 2022 and 2021–Adjusted EBITDA from Senior was $(3.9) million for the three months ended September 30, 2022, a $25.2 million increase compared to Adjusted EBITDA of $(29.0) million for the three months ended September 30, 2021. The increase in Adjusted EBITDA was due to a $48.3 million decrease in operating costs and expenses primarily due to a $24.0 million reduction in marketing and advertising costs, a $17.4 million reduction in compensation costs, and a $3.6 million reduction in licensing fees, all of which support our updated operating strategy. The decrease in operating costs and expenses was partially offset by a $23.1 million decrease in revenue as discussed above.

Adjusted EBITDA from Healthcare Services was $(11.8) million for the three months ended September 30, 2022, a $7.9 million decrease compared to Adjusted EBITDA of $(3.9) million for the three months ended September 30, 2021. The decrease in Adjusted EBITDA was due to a $44.9 million increase in operating costs and expenses primarily as a result of the $27.1 million increase in medication costs and a $14.4 million increase in compensation costs in support of the growth of Healthcare Services. The increase in operating costs and expenses was offset by the $37.1 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $5.2 million for the three months ended September 30, 2022, a $4.4 million increase compared to Adjusted EBITDA of $0.9 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA was due to a $13.3 million decrease in operating costs and expenses primarily due to a $10.9 million reduction in marketing and advertising costs and a $2.3 million reduction in compensation costs, all of which support our updated operating strategy. The decrease in operating costs and expenses was offset by the $9.1 million decrease in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $2.4 million for the three months ended September 30, 2022, a $1.1 million, or 78%, increase compared to Adjusted EBITDA of $1.4 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA was due to a $1.5 million decrease in operating costs and expenses due to a $0.7 million reduction in marketing and advertising costs and a $0.8 million reduction in compensation costs, all of which support our updated operating strategy. The decrease in operating costs and expenses was offset by the $0.4 million decrease in revenue as discussed above.

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

As of September 30, 2022 and June 30, 2022, our cash and cash equivalents totaled $71.1 million and $141.0 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Three Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(47,170)	$(87,075)
Net cash used in investing activities	(2,385)	(17,767)
Net cash (used in) provided by financing activities	(20,359)	2,006

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

Three Months Ended September 30, 2022—Net cash used in operating activities was $47.2 million, consisting of net loss of $42.5 million, adjustments for non-cash items of $0.6 million, and cash used in operating assets and liabilities of $5.2 million. Adjustments for non-cash items primarily consisted of $13.9 million in deferred income taxes, offset by $6.8 million of depreciation and amortization, $2.6 million of share-based compensation expense, $1.3 million of accrued interest payable in kind on the Term Loans, $1.6 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility, and $1.1 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $36.0 million in commissions receivable and decreases of $10.5 million in accounts payable and accrued expenses, partially offset by decreases of $34.8 million in accounts receivable, net, and a $6.5 million increase in other liabilities.

Three Months Ended September 30, 2021—Net cash used in operating activities was $87.1 million, consisting of net loss of $48.2 million and adjustments for non-cash items of $7.3 million, offset by cash used in operating assets and liabilities of $31.6 million. Adjustments for non-cash items primarily consisted of a decrease of $16.8 million in deferred income taxes, partially offset by $5.1 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, and $2.2 million of share-based compensation expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $57.8 million in commissions receivable, partially offset by decreases of $21.2 million in accounts receivable and increases of $16.2 million in other liabilities, which consists primarily of commission advances and accrued compensation and benefits, all driven by the increased marketing and personnel costs required to produce our increased revenue and the investment in agents for AEP.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Three Months Ended September 30, 2022—Net cash used in investing activities of $2.4 million was due to $0.3 million of purchases of property and equipment, primarily to support the build out of SelectRx infrastructure, and $2.1 million in purchases of software and capitalized internal-use software development costs.

Three Months Ended September 30, 2021—Net cash used in investing activities of $17.8 million was due to $7.8 million of purchases of property and equipment and $3.0 million in purchases of software and capitalized internal-use software development costs spent to develop new programs and systems to efficiently accommodate our increased volumes as well as $6.9 million of net cash paid to acquire Simple Meds.

Financing Activities

Our financing activities primarily consist of payments of debt and related issuance costs and proceeds and payments related to share-based compensation.

Three Months Ended September 30, 2022—Net cash used in financing activities of $20.4 million was primarily due to $10.1 million of debt issuance costs related to the Fourth Amendment to the Senior Secured Credit Facility, $8.9 million of principal payments on the Term Loans, and $2.3 million of holdback remitted as part of the Express Med acquisition, partially offset by $1.1 million in proceeds from common stock options exercised and the employee stock purchase plan.

Three Months Ended September 30, 2021—Net cash provided by financing activities of $2.0 million was primarily due to $2.2 million in proceeds from common stock options exercised and the employee stock purchase plan, partially offset by payments of $0.1 million for withholding taxes related to net share settlements of employee stock awards.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2022. As of September 30, 2022, there was $705.7 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

Contractual Obligations

Other than the discussion in Note 8 to the condensed consolidated financial statements, as of September 30, 2022, there have been no material changes to our contractual obligations as previously described in our 2022 Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are primarily exposed to the market risk associated with unfavorable movements in interest rates. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our annual report on our 2022 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

The Company completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), carried out by our management, with the participation of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), and chief accounting officer (principal accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Plan to Remediate the Material Weakness

As a result of this material weakness, we have designed and implemented controls as part of our remediation measures which include:

•a control to review final expense aged receivables on a timely basis

•a control to evaluate the completeness and accuracy of the final expense third party carrier information received, including verification of lapse status
•a control to evaluate the completeness and accuracy of the information used in the retrospective review of provision rates
The planned remediation measures outlined above are subject to continued management review, as well as audit committee oversight. Management has designed and implemented the above controls which now need to operate for a sufficient period of time so that management can conclude, through testing, that the Company’s controls are operating effectively. As such, management can give no assurance that the measures taken have remediated the risk of material misstatement. Additionally, we cannot be certain that the measures taken or may continue to take ensure adequate controls over our financial processes and reporting are established and maintained in the future.

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

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors set forth in our Annual Report. Before investing in our securities, we recommend that investors carefully consider the risks described in our Annual Report, including those under the heading “Risk Factors.” Realization of any of these risks and any additional risks and uncertainties not currently known to us or that we have deemed to be immaterial could have a material adverse effect on our business, financial condition, or results of operations.

If we are unable to regain compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”), the NYSE may delist our common stock, which could have an adverse impact on the liquidity, trading volume, and market value of our common stock.

On October 20, 2022, we received a notification letter (the “Notice”) from the NYSE indicating that we are no longer in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In accordance with Section 802.01C, we have a cure period of six months following receipt of the Notice to regain compliance with the minimum share price requirement. In the event that at the expiration of the six–month cure period, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days are not attained, our common stock will be subject to the NYSE’s suspension and delisting procedures. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, employees, and parties conducting business with us.

We are closely monitoring the closing share price of our common stock and are considering all available options for regaining compliance. Although we anticipate we will regain compliance with the minimum share price requirement within the cure period, the price of our common stock is influenced by many factors, many of which are beyond our control, and there can be no assurance that our efforts will be successful or that we will remain in compliance with this or other NYSE continued listing standards in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELECTQUOTE, INC.
November 3, 2022	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Interim Chief Financial Officer