Form 10-Q
period 2022-12-31
SelectQuote, Inc.
filed 2023-02-07
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

The registrant had outstanding 166,511,722 shares of common stock as of January 31, 2023.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2022	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,097	$140,997
Accounts receivable, net of allowances of $1.8 million and $0.6 million, respectively	134,912	129,748
Commissions receivable-current	219,990	116,277
Other current assets	13,384	15,751
Total current assets	404,383	402,773
COMMISSIONS RECEIVABLE—Net	733,337	722,349
PROPERTY AND EQUIPMENT—Net	34,786	41,804
SOFTWARE—Net	16,099	16,301
OPERATING LEASE RIGHT-OF-USE ASSETS	27,285	28,016
INTANGIBLE ASSETS—Net	28,411	31,255
GOODWILL	29,136	29,136
OTHER ASSETS	24,476	18,418
TOTAL ASSETS	$1,297,913	$1,290,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,356	$24,766
Accrued expenses	21,859	26,002
Accrued compensation and benefits	46,065	42,150
Operating lease liabilities—current	6,349	5,261
Current portion of long-term debt	21,400	7,169
Contract liabilities	38,752	3,404
Other current liabilities	2,374	4,761
Total current liabilities	164,155	113,513
LONG-TERM DEBT, NET—less current portion	670,119	698,423
DEFERRED INCOME TAXES	46,896	50,080
OPERATING LEASE LIABILITIES	31,749	33,946
OTHER LIABILITIES	3,229	2,985
Total liabilities	916,148	898,947
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,665	1,644
Additional paid-in capital	561,435	554,845
Accumulated deficit	(197,070)	(177,100)
Accumulated other comprehensive income	15,735	11,716
Total shareholders’ equity	381,765	391,105
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,297,913	$1,290,052
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
REVENUE:
Commission	$230,033	$139,957	$336,368	$270,764
Pharmacy	51,601	8,770	92,694	13,237
Other	37,554	45,510	52,610	66,315
Total revenue	319,188	194,237	481,672	350,316
OPERATING COSTS AND EXPENSES:
Cost of revenue	91,477	136,189	156,641	222,980
Cost of goods sold—pharmacy revenue	50,096	10,172	92,450	15,043
Marketing and advertising	89,925	193,246	147,519	283,923
Selling, general, and administrative	28,412	21,894	59,118	45,789
Technical development	6,245	6,386	12,427	12,239
Total operating costs and expenses	266,155	367,887	468,155	579,974
INCOME (LOSS) FROM OPERATIONS	53,033	(173,650)	13,517	(229,658)
INTEREST EXPENSE, NET	(21,044)	(10,587)	(37,780)	(19,122)
OTHER INCOME (EXPENSE), NET	(70)	(51)	88	(153)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	31,919	(184,288)	(24,175)	(248,933)
INCOME TAX EXPENSE (BENEFIT)	9,405	(46,725)	(4,205)	(63,138)
NET INCOME (LOSS)	$22,514	$(137,563)	$(19,970)	$(185,795)

NET INCOME (LOSS) PER SHARE:
Basic	$0.14	$(0.84)	$(0.12)	$(1.13)
Diluted	$0.14	$(0.84)	$(0.12)	$(1.13)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	166,486	163,966	165,655	163,829
Diluted	166,548	163,966	165,655	163,829

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	(381)	1,775	4,019	1,769
OTHER COMPREHENSIVE INCOME (LOSS)	(381)	1,775	4,019	1,769
COMPREHENSIVE INCOME (LOSS)	$22,133	$(135,788)	$(15,951)	$(184,026)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2022	166,462	$1,665	$558,501	$(219,584)	$16,116	$356,698
Net income	—	—	—	22,514	—	22,514
Gain on cash flow hedge, net of tax	—	—	—	—	1,255	1,255
Amount reclassified into earnings, net tax	—	—	—	—	(1,636)	(1,636)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	—	—
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	49	—	(2)	—	—	(2)
Share-based compensation expense	—	—	2,936	—	—	2,936
BALANCES-December 31, 2022	166,511	$1,665	$561,435	$(197,070)	$15,735	$381,765

Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2021	163,930	$1,639	$549,034	$72,172	$223	$623,068
Net loss	—	—	—	(137,563)	—	(137,563)
Gain on cash flow hedge, net of tax	—	—	—	—	1,602	1,602
Amount reclassified into earnings, net of tax	—	—	—	—	173	173
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	55	—	76	—	—	76
Issuance of common stock pursuant to employee stock purchase plan	—	—	—	—	—	—
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	28	1	(2)	—	—	(1)
Share-based compensation expense	—	—	1,894	—	—	1,894
BALANCES-December 31, 2021	164,013	$1,640	$551,002	$(65,391)	$1,998	$489,249
See accompanying notes to the condensed consolidated financial statements.

Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(19,970)	—	(19,970)
Gain on cash flow hedge, net of tax	—	—	—	—	6,379	6,379
Amount reclassified into earnings, net of tax	—	—	—	—	(2,360)	(2,360)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,116	12	584	—	—	596
Issuance of common stock pursuant to employee stock purchase plan	781	8	476	—	—	484
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	162	1	(36)	—	—	(35)
Share-based compensation expense	—	—	5,566	—	—	5,566
BALANCES-December 31, 2022	166,511	$1,665	$561,435	$(197,070)	$15,735	$381,765

Six Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$120,404	$229	$667,039
Net loss	—	—	—	(185,795)	—	(185,795)
Gain on cash flow hedge, net of tax	—	—	—	—	1,423	1,423
Amount reclassified into earnings, net tax	—	—	—	—	346	346
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	339	3	1,279	—	—	1,282
Issuance of common stock pursuant to employee stock purchase plan	90	1	988	—	—	989
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	74	1	(145)	—	—	(144)
Share-based compensation expense	—	—	4,109	—	—	4,109
BALANCES-December 31, 2021	164,013	$1,640	$551,002	$(65,391)	$1,998	$489,249
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,970)	$(185,795)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	13,990	11,278
Loss on disposal of property, equipment, and software	376	355
Share-based compensation expense	5,566	4,109
Deferred income taxes	(4,572)	(63,498)
Amortization of debt issuance costs and debt discount	3,919	2,974
Write-off of debt issuance costs	710	—
Accrued interest payable in kind	4,920	—
Non-cash lease expense	2,082	2,040
Changes in operating assets and liabilities:
Accounts receivable, net	14,036	(41,237)
Commissions receivable	(114,701)	(39,908)
Other assets	1,578	(5,555)
Accounts payable and accrued expenses	950	15,135
Operating lease liabilities	(2,460)	(2,676)
Other liabilities	18,002	(2,963)
Net cash used in operating activities	(75,574)	(305,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(598)	(17,904)
Purchases of software and capitalized software development costs	(3,870)	(5,231)
Acquisition of business	—	(6,927)
Investment in equity securities	—	(1,000)
Net cash used in investing activities	(4,468)	(31,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	—	50,000
Payments on Revolving Credit Facility	—	(50,000)
Proceeds from Term Loans	—	242,000
Payments on Term Loans	(13,375)	—
Payments on other debt	(83)	(93)
Proceeds from common stock options exercised and employee stock purchase plan	1,078	2,271
Payments of tax withholdings related to net share settlement of equity awards	(33)	(144)
Payments of debt issuance costs	(10,110)	(328)
Payment of acquisition holdback	(2,335)	—
Net cash (used in) provided by financing activities	(24,858)	243,706
NET DECREASE IN CASH AND CASH EQUIVALENTS	(104,900)	(93,097)
CASH AND CASH EQUIVALENTS—Beginning of period	140,997	286,454
CASH AND CASH EQUIVALENTS—End of period	$36,097	$193,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(27,872)	$(15,447)
Income taxes paid, net	(12)	(19)
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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc. and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC (“InsideResponse”), and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on August 29, 2022 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2023, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2022. During the six months ended December 31, 2022, the Company created a new liability line item on the condensed consolidated balance sheets for “Contract liabilities” which was previously included in “Other current liabilities” in the Company’s Annual Report. The Company created a new revenue line item on the condensed consolidated statements of comprehensive income for “Pharmacy revenue” which was previously included in “Other revenue” in the Company’s Annual Report. Production bonus revenue, which was previously presented separately within Revenue in the Annual Report, is now included in Other revenue. Additionally, the Company created a new operating costs and expenses line item for “Cost of goods sold-pharmacy revenue” related to “Pharmacy revenue” which was previously included in “Cost of revenue” in the Company’s Annual Report. The Company updated its accounting policy related to the classification of SelectRx cost of goods sold which resulted in $1.7 million and $2.3 million previously included in Cost of revenue in the condensed consolidated financial statements for the three and six months ended December 31, 2021, respectively, now included in Selling, general, and administrative expenses. Prior year financial statements and disclosures were reclassified to conform to these changes in presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

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

Recent Accounting Pronouncements Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted this guidance during the six months ended December 31, 2022, and will apply it prospectively to any business acquisitions subsequent to the date of adoption.

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

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Commission revenue	$140,701	$(744)	$139,957	$272,956	$(2,192)	$270,764
Total revenue	194,981	(744)	194,237	352,508	(2,192)	350,316
Loss from operations	(172,906)	(744)	(173,650)	(227,466)	(2,192)	(229,658)
Loss before income tax benefit	(183,544)	(744)	(184,288)	(246,741)	(2,192)	(248,933)
Income tax benefit	(46,536)	(189)	(46,725)	(62,580)	(558)	(63,138)
Net loss	(137,008)	(555)	(137,563)	(184,161)	(1,634)	(185,795)
Net loss per share:
Basic	(0.84)	—	(0.84)	(1.12)	(0.01)	(1.13)
Diluted	(0.84)	—	(0.84)	(1.12)	(0.01)	(1.13)
Comprehensive loss	$(135,233)	$(555)	$(135,788)	$(182,392)	$(1,634)	$(184,026)

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended December 31, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-September 30, 2021	$74,772	$625,668
Net loss	(137,008)	(137,008)
BALANCES-December 31, 2021	(62,236)	492,404
Adjustments
BALANCES-September 30, 2021	(2,600)	(2,600)
Net loss	(555)	(555)
BALANCES-December 31, 2021	(3,155)	(3,155)
As Corrected
BALANCES-September 30, 2021	72,172	623,068
Net loss	(137,563)	(137,563)
BALANCES-December 31, 2021	$(65,391)	$489,249

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Six Months Ended December 31, 2021
(in thousands)	(Accumulated Deficit)/Retained Earnings	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2021	$121,925	$668,560
Net loss	(184,161)	(184,161)
BALANCES-December 31, 2021	(62,236)	492,404
Adjustments
BALANCES-June 30, 2021	(1,521)	(1,521)
Net loss	(1,634)	(1,634)
BALANCES-December 31, 2021	(3,155)	(3,155)
As Corrected
BALANCES-June 30, 2021	120,404	667,039
Net Income	(185,795)	(185,795)
BALANCES-December 31, 2021	$(65,391)	$489,249

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended December 31, 2021
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(184,161)	$(1,634)	$(185,795)
Deferred income taxes	(62,940)	(558)	(63,498)
Accounts receivable	(43,429)	2,192	(41,237)
Net cash used in operating activities	$(305,741)	$—	$(305,741)

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

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in selling, general, and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. During the six months ended December 31, 2022, the Company paid the second earnout provision of $1.0 million, as well as the remaining holdback, net of adjustments, of $2.3 million. As the maximum range of outcomes for the first earnout provision was achieved, the Company accrued $3.0 million as of December 31, 2022, in compensation expense in selling, general, and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income, which was subsequently paid in January 2023.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $16.3 million is deductible for tax purposes after adding back acquisition costs and excluding the holdback.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	December 31, 2022	June 30, 2022
Computer hardware	$25,228	$23,303
Machinery and equipment(1)	14,756	15,051
Leasehold improvements	20,100	20,269
Furniture and fixtures	4,551	4,605
Work in progress	951	2,810
Total	65,586	66,038
Less accumulated depreciation	(30,800)	(24,234)
Property and equipment—net	$34,786	$41,804
(1) Includes financing lease right-of-use assets.

Work in progress as of December 31, 2022, primarily represents computer equipment not yet put into service and not yet being depreciated. Work in progress as of June 30, 2022, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the three months ended December 31, 2022 and 2021, was $3.7 million and $2.9 million, respectively, and $7.2 million and $5.1 million for the six months ended December 31, 2022 and 2021, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	December 31, 2022	June 30, 2022
Software	$32,880	$26,049
Work in progress	856	4,162
Total	33,736	30,211
Less accumulated amortization	(17,637)	(13,910)
Software—net	$16,099	$16,301

Work in progress as of December 31, 2022 and June 30, 2022, represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended December 31, 2022 and 2021, the Company capitalized internal-use software and website development costs of $1.8 million and $2.0 million, respectively, and recorded amortization expense of $2.1 million and $1.5 million, respectively. For the six months ended December 31, 2022 and 2021, the Company capitalized internal-use software and website development costs of $3.9 million and $4.5 million, respectively, and recorded amortization expense of $3.9 million and $2.9 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, and net carrying value of our definite-lived intangible assets are presented in the table below (dollars in thousands):

	December 31, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(7,455)	$10,037	$17,492	$—	$(6,232)	$11,260
Trade name	2,680	(1,429)	1,251	2,680	—	(1,161)	1,519
Proprietary software	1,042	(680)	362	1,592	(336)	(816)	440
Non-compete agreements	1,292	(587)	705	1,292	—	(445)	847
Vendor relationships	20,400	(4,344)	16,056	23,700	(2,811)	(3,700)	17,189
Total intangible assets	$42,906	$(14,495)	$28,411	$46,756	$(3,147)	$(12,354)	$31,255
(1) During the year ended June 30, 2022, the Company recorded impairment charges for several of its long-lived intangible assets. Refer to the consolidated financial statements in our Annual Report on Form 10-K for additional details.

The Company's intangible assets include those long-lived intangible assets which were recognized at their estimated acquisition date fair values. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and six months ended December 31, 2022 and 2021.

For the three months ended December 31, 2022 and 2021, amortization expense related to intangible assets totaled $1.4 million and $1.7 million, respectively, and $2.8 million and $3.3 million for the six months ended December 31, 2022 and 2021, respectively, recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. The weighted-average remaining useful life of intangible assets was 5.7 and 6.2 years as of December 31, 2022 and June 30, 2022, respectively.

As of December 31, 2022, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-Compete Agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2023	$268	$78	$131	$1,133	$1,162	$2,772
2024	536	156	220	2,267	2,319	5,498
2025	447	128	220	2,267	2,316	5,378
2026	—	—	134	2,267	2,313	4,714
2027	—	—	—	2,267	1,927	4,194
Thereafter	—	—	—	5,855	—	5,855
Total	$1,251	$362	$705	$16,056	$10,037	$28,411

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the condensed consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of December 31, 2022, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and six months ended December 31, 2022 and 2021, there were no indicators of impairment.

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

During the six months ended December 31, 2022, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.6 million. In addition, the Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas, with a new termination date of July 31, 2023, resulting in an early termination penalty of $0.9 million. The early termination penalty was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Finance lease costs(1)	$42	$42	$86	$84
Operating lease costs(2)	1,953	2,048	4,045	4,058
Short-term lease costs	32	15	63	28
Variable lease costs(3)	196	256	410	469
Sublease income	(667)	(128)	(1,085)	(465)
Total net lease costs	$1,556	$2,233	$3,519	$4,174
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

Maturities of Lease Liabilities—As of December 31, 2022, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2023	5,037	56	5,093
2024	9,151	38	9,189
2025	8,948	38	8,986
2026	7,412	38	7,450
2027	6,105	32	6,137
Thereafter	14,608	—	14,608
Total undiscounted lease payments	51,261	202	51,463
Less: interest	13,163	20	13,183
Present value of lease liabilities	$38,098	$182	$38,280

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

Sublease Income—As of December 31, 2022, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2023	$790
2024	2,808
2025	3,039
2026	2,433
2027	2,102
Thereafter	4,024
Total sublease income	$15,196

7.DEBT

Debt consisted of the following:

(in thousands)	December 31, 2022	June 30, 2022
Term Loans (effective interest rate 13.3%)	$704,873	$713,327
Unamortized debt issuance costs and debt discount	(13,354)	(7,735)
Total debt	691,519	705,592
Less current portion of long-term debt:	(21,400)	(7,169)
Long-term debt	$670,119	$698,423

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, and August 26, 2022, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, “Third Amendment”, and “Fourth Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Company recognized a $3.3 million loss on debt extinguishment in the condensed consolidated statement of comprehensive income for the year ended June 30, 2021, as part of the First Amendment. The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $100.0 million under the Revolving Credit Facility, of which all was available to borrow as of December 31, 2022 and (2) Term Loans outstanding in an aggregate principal amount of $704.9 million as of December 31, 2022.

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

The Senior Secured Credit Facility has a maturity date of November 5, 2024, and pursuant to the Fourth Amendment the Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, increasing to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of December 31, 2022, the Company has made total lifetime principal payments of $17.0 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of December 31, 2022, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.0 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $2.3 million and $2.1 million for the three months ended December 31, 2022 and 2021, respectively, and $3.9 million and $3.0 million for the six months ended December 31, 2022 and 2021, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed to 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of December 31, 2022, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of December 31, 2022, the Amended Interest Rate Swap had a fair value of $20.6 million and was recorded in other assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that $12.4 million will be reclassified into interest expense during the next twelve months.

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

Securities Class Actions and Stockholder Derivative Suit

On August 16, 2021, a putative securities class action lawsuit captioned Hartel v. SelectQuote, Inc., et al., Case No. 1:21-cv-06903 (“the Hartel Action”) was filed against the Company and two of its executive officers in the U.S. District Court for the Southern District of New York. The complaint asserts securities fraud claims on behalf of a putative class of plaintiffs who purchased or otherwise acquired shares of the Company’s common stock between February 8, 2021 and May 11, 2021 (the "Hartel Relevant Period"). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the Hartel Relevant Period. The plaintiffs seek unspecified damages and reimbursement of attorneys’ fees and certain other costs.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. That motion is pending before the court.

On March 25, 2022, a stockholder derivative action captioned Jadlow v. Danker, et al., Case No. 1:22-cv-00391 (“the Jadlow Action”) was filed in the U.S. District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The lawsuit was brought against certain of the Company’s current and former directors and officers, and against the Company, as nominal defendant. The complaint alleges that certain of the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint also asserts claims against all defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets based on the same general underlying conduct and seeks contribution under Sections 10(b) and 21D of the Exchange Act and Section 11(f) of the Securities Act from the individual defendants named in the Securities Class Actions. The complaint seeks unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. On July 25, 2022, the Jadlow action was transferred to the U.S. District Court for the Southern District of New York, where it was assigned Case No. 1:22-cv-06290 and referred to Judge Alvin K. Hellerstein as possibly related to the Hartel Action. On August 4, 2022, Judge Hellerstein accepted the Jadlow action as related to the Hartel Action and, on August 10, 2022, granted the parties’ joint stipulation to stay the Jadlow action pending the resolution of the motion to dismiss the Securities Class Action.

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

9.SHAREHOLDERS' EQUITY

Common Stock—As of December 31, 2022, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	97,146
Stock awards outstanding under 2020 Plan	12,625,040
Stock awards available for grant under 2020 Plan	6,400,291
Options outstanding under 2003 Plan	562,504
Total	19,684,981

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

The number of shares of common stock available for issuance as of December 31, 2022, pursuant to future awards under the Company's 2020 Stock Plan is 6,400,291. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Share-based compensation related to:
Equity classified stock options	$844	$884	$1,696	$1,624
Equity classified RSU's	1,525	1,127	2,927	2,080
Equity classified PSU's	9	(305)	(48)	87
Equity classified PVU's	539	—	$897	—
Total	$2,917	$1,706	$5,472	$3,791

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

During the six months ended December 31, 2022, there were no stock options granted. The Company used the following weighted-average assumptions for the stock options granted during the six months ended December 31, 2021:

Six Months Ended December 31,
2021
Volatility	30.2%
Risk-free interest rate	0.9%
Dividend yield	—%
Assumed forfeitures	—%
Expected term (in years)	6.25
Weighted-average fair value (per share)	$5.52

The following table summarizes stock option activity under the Stock Plans for the six months ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2022	5,211,585	$9.14
Options granted	—	—
Options exercised	(1,116,624)	0.53
Options forfeited/expired/cancelled	(128,645)	12.32
Outstanding—December 31, 2022	3,966,316	$11.47	7.95	$2
Vested and exercisable—December 31, 2022	1,446,136	$12.32	6.76	$2

As of December 31, 2022, there was $6.7 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.35 years.

The Company received cash of $0.0 million and $0.1 million in connection with stock options exercised during the three months ended December 31, 2022 and 2021, respectively, and $1.1 million and $2.3 million in connection with stock options exercised during the six months ended December 31, 2022 and 2021, respectively.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2022:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	810,310	$13.50
Granted	4,321,972	1.47
Vested	(181,424)	15.80
Forfeited	(157,925)	4.14
Unvested as of December 31, 2022	4,792,933	$2.87

As of December 31, 2022, there was $11.0 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.24 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2022:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022(1)	13,293	$17.97
Granted(1)	—	—
Vested	—	—
Forfeited	(5,236)	18.58
Performance adjustment(2)	(2,488)
Unvested as of December 31, 2022	5,569	$17.96
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

As of December 31, 2022, there was less than $0.1 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 0.66 years.

Price-Vested Units—During the six months ended December 31, 2022 the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards are divided into four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period. The number of shares subject to each tranche of the PVU awards, as well as the stock price hurdles, service periods, and performance periods for each tranche are as follows:

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

During the six months ended December 31, 2021, there were no PVU’s granted. The Company used the following weighted-average assumptions for the PVU’s granted during the six months ended December 31, 2022:

Six Months Ended December 31,
2022
Share price as of grant date	$1.80
Volatility	79.3%
Risk-free interest rate	2.6%
Cost of Equity	10.6%
Dividend yield	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2022:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	—	$—
Granted	4,222,644	1.22
Vested	—	—
Forfeited	(72,462)	1.22
Unvested as of December 31, 2022	4,150,182	$1.22

As of December 31, 2022, there was $4.2 million of unrecognized compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 2.16 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. During the six months ended December 31, 2022, and 2021, the Company issued 779,946 and 89,985 shares, respectively, to its employees, and as of December 31, 2022, there are 97,146 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense related to the ESPP of less than $0.1 million and $0.2 million for the three months ended December 31, 2022 and 2021, respectively, and recorded share-based compensation expense of $0.1 million and $0.3 million with respect to the ESPP for the six months ended December 31, 2022 and 2021, respectively.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Senior:
Commission revenue:
Medicare advantage	$190,479	$99,262	$256,836	$179,345
Medicare supplement	1,056	2,332	1,171	3,936
Prescription drug plan	187	732	278	1,001
Dental, vision, and health	1,682	4,920	2,018	8,136
Other commission revenue	779	2,758	1,435	3,926
Total commission revenue	194,183	110,004	261,738	196,344
Total other revenue	29,643	37,690	39,602	51,955
Total Senior revenue	223,826	147,694	301,340	248,299
Healthcare Services:
Total pharmacy revenue	51,601	8,770	92,694	13,237
Total other revenue	3,879	2,307	5,852	3,823
Total Healthcare Services revenue	55,480	11,077	98,546	17,060
Life:
Commission revenue:
Term	16,317	16,126	31,693	32,372
Final expense	13,134	10,142	30,553	33,281
Total commission revenue	29,451	26,268	62,246	65,653
Total other revenue	4,544	5,768	8,584	12,366
Total Life revenue	33,995	32,036	70,830	78,019
Auto & Home:
Total commission revenue	7,364	5,657	14,045	12,649
Total other revenue	444	478	845	955
Total Auto & Home revenue	7,808	6,135	14,890	13,604
Eliminations:
Total commission revenue	(965)	(1,972)	(1,661)	(3,882)
Total other revenue	(956)	(733)	(2,273)	(2,784)
Total Elimination revenue	(1,921)	(2,705)	(3,934)	(6,666)
Total commission revenue	230,033	139,957	336,368	270,764
Total pharmacy revenue	51,601	8,770	92,694	13,237
Total other revenue	37,554	45,510	52,610	66,315
Total revenue	$319,188	$194,237	$481,672	$350,316

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$838,626
Commission revenue from revenue recognized	139,587
Net commission revenue adjustment from change in estimate	619
Amounts recognized as accounts receivable, net	(25,505)
Balance as of December 31, 2022	$953,327

For the six months ended December 31, 2022, the $0.6 million net commission revenue adjustment from change in estimate includes adjustments from the Company’s reassessment of each of its cohorts’ transaction prices.

The Company’s contract liabilities on the condensed consolidated balance sheet represent unamortized upfront payments received as of December 31, 2022, for commission revenue of $37.6 million and marketing development funds of $1.2 million for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$3,404
Commission revenue from revenue recognized	(11,029)
Other revenue from revenue recognized	(24,736)
Amounts recognized as contract liabilities	71,113
Balance as of December 31, 2022	$38,752

11.INCOME TAXES

For the three months ended December 31, 2022 and 2021, the Company recognized income tax expense of $9.4 million and income tax benefit of $46.7 million, respectively, representing effective tax rates of 29.5% and 25.4%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2021, were primarily related to state income taxes.

For the six months ended December 31, 2022 and 2021, the Company recognized income tax benefits of $4.2 million and $63.1 million, respectively, representing effective tax rates of 17.4% and 25.4%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2021, were primarily related to state income taxes.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including analysis of the Company’s four sources of future taxable income listed under ASC 740, Income Taxes.

The Company continues to evaluate the realizability of its net deferred tax assets. As of December 31, 2022, the Company recorded a valuation allowance on deferred tax balances related to state tax attributes the Company determined would not be utilized prior to expiration. The Company believes all other deferred tax assets are more likely than not to be recognized.

12.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s, and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$22,514	$(137,563)	$(19,970)	$(185,795)
Denominator:
Weighted-average common stock outstanding	166,486	163,966	165,655	163,829
Net income (loss) per share—basic:	$0.14	$(0.84)	$(0.12)	$(1.13)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$22,514	$(137,563)	$(19,970)	$(185,795)
Denominator:
Weighted-average common stock outstanding	166,486	163,966	165,655	163,829
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)(2)	62	—	—	—
Total common and common equivalent shares outstanding	166,548	163,966	165,655	163,829
Net income (loss) per share—diluted:	$0.14	$(0.84)	$(0.12)	$(1.13)
(1) Excluded from the computation of net income (loss) per share-diluted for the six months ended December 31, 2022, because the effect would have been anti-dilutive.
(2) Excluded from the computation of net income (loss) per share-diluted for the three and six months ended December 31, 2021, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	8,268	5,133	8,061	4,908

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Shares subject to outstanding PVU’s	4,150	—	4,186	—
Shares subject to outstanding PSU's	6	165	6	247
Total	4,156	165	4,192	247

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

The following table presents information about the reportable segments for the three months ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$223,826	$55,480	$33,995	$7,808	$(1,921)	(1)	$319,188
Operating expenses	(140,209)	(64,781)	(28,152)	(5,524)	(16,877)	(2)	(255,543)
Other income (expense), net	—	—	—	—	(70)		(70)
Adjusted EBITDA	$83,617	$(9,301)	$5,843	$2,284	$(18,868)		63,575
Share-based compensation expense							(2,936)
Transaction costs(3)							(442)
Depreciation and amortization							(7,188)
Loss on disposal of property, equipment, and software							(46)
Interest expense, net							(21,044)
Income tax expense							(9,405)
Net income							$22,514
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.6 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

The following table presents information about the reportable segments for the three months ended December 31, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$147,694	$11,077	$32,036	$6,135	$(2,705)	(1)	$194,237
Operating expenses	(287,914)	(19,492)	(30,930)	(4,700)	(15,175)	(2)	(358,211)
Other expenses, net	—	—	—	—	(51)		(51)
Adjusted EBITDA	$(140,220)	$(8,415)	$1,106	$1,435	$(17,931)		(164,025)
Share-based compensation expense							(1,894)
Non-recurring expenses (3)							(1,602)
Depreciation and amortization							(6,175)
Loss on disposal of property, equipment, and software							(5)
Interest expense, net							(10,587)
Income tax benefit							46,725
Net loss							$(137,563)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for referrals from Senior to the other segments.

(2) Operating expenses in the Corp & Elims division primarily include $11.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.3 million in professional services fees.
(3) These expenses primarily consist of debt issuance costs incurred for the Second Amendment.

The following table presents information about the reportable segments for the six months ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$301,340	$98,546	$70,830	$14,890	$(3,934)	(1)	$481,672
Operating expenses	(221,574)	(119,635)	(59,963)	(10,164)	(34,322)	(2)	(445,658)
Other income (expense), net	—	—	201	(1)	(112)		88
Adjusted EBITDA	$79,766	$(21,089)	$11,068	$4,725	$(38,368)		36,102
Share-based compensation expense							(5,566)
Transaction costs(3)							(2,570)
Depreciation and amortization							(13,990)
Loss on disposal of property, equipment, and software							(371)
Interest expense, net							(37,780)
Income tax benefit							4,205
Net loss							$(19,970)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $24.3 million in salaries and benefits for certain general, administrative, and IT related departments and $9.2 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

The following table presents information about the reportable segments for the six months ended December 31, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$248,299	$17,060	$78,019	$13,604	$(6,666)	(1)	$350,316
Operating expenses	(417,560)	(29,405)	(76,058)	(10,796)	(28,258)	(2)	(562,077)
Other expenses, net	—	—	—	—	(153)		(153)
Adjusted EBITDA	$(169,261)	$(12,345)	$1,961	$2,808	$(35,077)		(211,914)
Share-based compensation expense							(4,109)
Non-recurring expenses (3)							(2,155)
Depreciation and amortization							(11,278)
Loss on disposal of property, equipment, and software							(355)
Interest expense, net							(19,122)
Income tax benefit							63,138
Net loss							$(185,795)
1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $21.6 million in salaries and benefits for certain general, administrative, and IT related departments, and $9.0 million in professional services fees.
(3) These expenses primarily consist of costs incurred for the Second Amendment and costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended December 31, 2022, two customers, which provided revenue to both Senior and Healthcare Services, accounted for 27% and 22% of total revenue. For the three months ended December 31, 2021, three insurance carrier customers from Senior accounted for 24%, 15%, and 11% of total revenue, respectively. For the six months ended December 31, 2022, two customers, which provided revenue to both Senior and Healthcare Services, accounted for 23% and 17% of total revenue. For the six months ended December 31, 2021, three insurance carrier customers from Senior accounted for 21%, 14%, and 13% of total revenue, respectively.

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

This misstatement was initially thought to be isolated to an error in the lapse rate for one of its insurance carrier partners, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. However, during the three months ended June 30, 2022, it was determined that the lapse rate for other insurance carrier partners were also incorrect, resulting in an additional misstatement being identified. See Note 1 to the condensed consolidated financial statements for additional information related to the correction, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have corrected certain previously reported financial information for the three and six months ended December 31, 2021, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 21 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, Humana, and Wellcare. MA and MS plans accounted for 91% and 84% of our approved Senior policies for the three months ended December 31, 2022 and 2021, respectively, and 90% and 82% for the six months ended December 31, 2022 and 2021, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.1 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 22 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 48% and 42% of new premium within Life for the three months ended December 31, 2022 and 2021, respectively, with final expense policies accounting for 52% and 58% for the three months ended December 31, 2022 and 2021, respectively. For the six months ended December 31, 2022 and 2021, term life policies accounted for 44% and 36% of new premium within Life, respectively, with final expense policies accounting for 56% and 64%, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 22 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 73% and 76% of new premium within Auto & Home for the three months ended December 31, 2022 and 2021, respectively, and 74% and 76% for the six months ended December 31, 2022 and 2021, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Medicare Advantage	251,847	340,317	341,875	436,106
Medicare Supplement	1,565	3,117	2,230	4,929
Dental, Vision, and Hearing	22,004	53,432	38,338	82,036
Prescription Drug Plan	1,302	4,241	1,666	5,114
Other	1,512	2,967	3,538	6,529
Total	278,230	404,074	387,647	534,714

Total submitted policies for all products decreased 31% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. The number of average productive agents decreased 63% during the three months ended December 31, 2022, compared to the three months ended December 31, 2021; however, due to a higher mix of tenured agents and an increased focus on agent training and development, productivity per agent increased 89% and overall close rates increased 54%.

Total submitted policies for all products decreased 28% for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. The number of average productive agents decreased 51% during the six months ended December 31, 2022, compared to the six months ended December 31, 2021; however, due to a higher mix of tenured agents and an increased focus on agent training and development, productivity per agent increased 45% and overall close rates increased 38%.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Medicare Advantage	218,837	265,538	302,010	349,654
Medicare Supplement	1,127	2,097	1,627	3,495
Dental, Vision and Hearing	18,697	44,542	30,972	66,765
Prescription Drug Plan	883	3,352	1,273	4,220
Other	1,241	2,483	2,903	5,363
Total	240,785	318,012	338,785	429,497

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased 24% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. Total approved policies decreased by 21% for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, due to our increased focus on agent training and development and a higher mix of tenured agents, we experienced a 10% and a 9% improvement in the submitted-to-approved conversion rates for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Medicare Advantage	$870	$922	$845	$936
Medicare Supplement	994	1,347	1,037	1,384
Dental, Vision and Hearing	116	112	97	125
Prescription Drug Plan	212	218	219	237
Other	115	9	91	64

The LTV per MA approved policy decreased 6% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The MA LTV was negatively impacted primarily by carrier mix, somewhat offset by higher commission rates.

The LTV per MA approved policy decreased 10% for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The MA LTV was negatively impacted by carrier mix and lower persistency rates, which includes an increase in constraint and higher provision for renewal year lapse rates, somewhat offset by higher commission rates.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped, as this is the primary key driver of revenue for Healthcare Services.

The following table shows the total number of SelectRx members as of the periods presented:

	December 31, 2022	December 31, 2021
Total SelectRx Members	39,308	7,693

The total number of SelectRx members increased by 411% as of December 31, 2022, compared to December 31, 2021, due to the strategic growth of Healthcare Services.

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

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Pharmacy revenue per MA/MS policy represents revenue from SelectRx and other revenue per MA/MS policy represents revenue from Population Health, production bonuses, marketing development funds, lead generation revenue, and adjustments from the Company’s reassessment of its cohorts’ transaction prices. Total operating expenses per MA/MS policy represents all of the operating expenses within Senior and Healthcare Services. The revenue to customer acquisition cost (“CAC”) multiple represents total revenue per MA/MS policy as a multiple of total marketing acquisition cost, which represents the direct costs of acquiring leads. These costs are included in marketing and advertising expense within the total operating expenses per MA/MS policy.

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

	Twelve Months Ended December 31,
(dollars per approved policy):	2022	2021
Medicare Advantage and Medicare Supplement approved policies	617,687	574,682
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$880	$1,067
Other commission per MA/MS policy	19	33
Pharmacy revenue per MA/MS policy	225	26
Other revenue per MA/MS policy	62	(73)
Total revenue per MA/MS policy	1,186	1,053
Total operating expenses per MA/MS policy	(1,111)	(1,195)
Adjusted EBITDA per MA/MS policy (1)	$75	$(142)
Adjusted EBITDA Margin per MA/MS policy (1)	6%	(13)%
Revenue/CAC multiple	3.0X	1.8X
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

Total revenue per MA/MS policy increased 13% for the twelve months ended December 31, 2022, compared to the twelve months ended December 31, 2021, due to the increase in pharmacy revenue and the downward Senior revenue adjustments from a change in estimate of MA cohort transaction prices that were made during the three months ended December 31, 2021. Total cost per policy decreased 7% for the twelve months ended December 31, 2022, compared to the twelve months ended December 31, 2021, driven by a decrease in our marketing and advertising costs, partially offset by an increase in cost of goods sold-pharmacy revenue for Healthcare Services due to the growth of the business.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2022	2021	2022	2021
Term Premiums	$15,824	$15,548	$30,922	$31,057
Final Expense Premiums	17,093	21,134	39,457	55,186
Total	$32,917	$36,682	$70,379	$86,243

Total term premiums remained flat for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, due to the 14% increase in the average premium per policy sold, somewhat offset by the 11% decrease in the number of policies sold which was driven by a lower average agent headcount. Final expense premiums decreased 19% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The number of policies sold declined 28% driven by a lower average agent headcount, which was somewhat offset by a 13% increase in the average premium per policy sold.

Total term premiums remained flat for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, due to the 12% increase in the average premium per policy sold, somewhat offset by the 11% decrease in the number of policies sold which was driven by a lower average agent headcount. Final expense premiums decreased 29% for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The number of policies sold declined 37% driven by a lower average agent headcount, which was somewhat offset by a 13% increase in the average premium per policy sold.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2022	2021	2022	2021
Premiums	$12,080	$10,585	$23,628	$23,843

Total premiums increased 14% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, driven by a 8% increase in the number of policies sold and a 6% increase in the average premium per policy sold.

Total premiums remained flat for the six months ended December 31, 2022, compared to the six months ended December 31, 2021. The number of policies sold decreased 8%, which was offset by an 8% increase in the average premium per policy sold.

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

Adjusted EBITDA. We define Adjusted EBITDA as income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, and certain add-backs for transaction costs and non-cash or non-recurring expenses, including restructuring, share-based compensation expenses, and any impairment charges. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

The following tables reconcile Adjusted EBITDA and net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$22,514
Share-based compensation expense						2,936
Transaction costs (1)						442
Depreciation and amortization						7,188
Loss on disposal of property, equipment, and software						46
Interest expense, net						21,044
Income tax expense						9,405
Adjusted EBITDA	$83,617	$(9,301)	$5,843	$2,284	$(18,868)	$63,575
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

Three Months Ended December 31, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(137,563)
Share-based compensation expense						1,894
Non-recurring expenses (1)						1,602
Depreciation and amortization						6,175
Loss on disposal of property, equipment, and software						5
Interest expense, net						10,587
Income tax benefit						(46,725)
Adjusted EBITDA	$(140,220)	$(8,415)	$1,106	$1,435	$(17,931)	$(164,025)
(1) These expenses primarily consist of debt issuance costs incurred for the Second Amendment.

Six Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(19,970)
Share-based compensation expense						5,566
Transaction costs(1)						2,570
Depreciation and amortization						13,990
Loss on disposal of property, equipment, and software						371
Interest expense, net						37,780
Income tax benefit						(4,205)
Adjusted EBITDA	$79,766	$(21,089)	$11,068	$4,725	$(38,368)	$36,102
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Six Months Ended December 31, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(185,795)
Share-based compensation expense						4,109
Non-recurring expenses(1)						2,155
Depreciation and amortization						11,278
Loss on disposal of property, equipment, and software						355
Interest expense, net						19,122
Income tax benefit						(63,138)
Adjusted EBITDA	$(169,261)	$(12,345)	$1,961	$2,808	$(35,077)	$(211,914)
(1) These expenses primarily consist of costs incurred for the Second Amendment and costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2022		2021		2022		2021
Revenue
Commission	$230,033	72%	$139,957	72%	$336,368	70%	$270,764	77%
Pharmacy	51,601	16%	8,770	5%	92,694	19%	13,237	4%
Other	37,554	12%	45,510	23%	52,610	11%	66,315	19%
Total revenue	319,188	100%	194,237	100%	481,672	100%	350,316	100%
Operating costs and expenses
Cost of revenue	91,477	29%	136,189	70%	156,641	33%	222,980	64%
Cost of goods sold—pharmacy revenue	50,096	16%	10,172	5%	92,450	19%	15,043	4%
Marketing and advertising	89,925	28%	193,246	99%	147,519	31%	283,923	81%
Selling, general, and administrative	28,412	9%	21,894	11%	59,118	12%	45,789	13%
Technical development	6,245	2%	6,386	3%	12,427	3%	12,239	3%
Total operating costs and expenses	266,155	84%	367,887	188%	468,155	98%	579,974	165%
Income (loss) from operations	53,033	17%	(173,650)	(89)%	13,517	3%	(229,658)	(66)%
Interest expense, net	(21,044)	(7)%	(10,587)	(5)%	(37,780)	(8)%	(19,122)	(5)%
Other income (expense), net	(70)	—%	(51)	—%	88	—%	(153)	—%
Income (loss) before income tax expense (benefit)	31,919	10%	(184,288)	(94)%	(24,175)	(5)%	(248,933)	(71)%
Income tax expense (benefit)	9,405	3%	(46,725)	(24)%	(4,205)	(1)%	(63,138)	(18)%
Net income (loss)	$22,514	7%	$(137,563)	(70)%	$(19,970)	(4)%	$(185,795)	(53)%

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Commission	$230,033	$139,957	64%	$336,368	$270,764	24%
Pharmacy	51,601	8,770	488%	92,694	13,237	600%
Other	37,554	45,510	(17)%	52,610	66,315	(21)%
Total revenue	$319,188	$194,237	64%	$481,672	$350,316	38%

Three Months Ended December 31, 2022 and 2021–Commission revenue increased $90.1 million, or 64%, for the three months ended December 31, 2022, and included increases in Senior, Life, and Auto & Home commission revenue of $84.2 million, $3.2 million, and $1.7 million respectively. For Senior, excluding the $145.0 million cohort adjustment recorded during the three months ended December 31, 2021, revenue decreased $60.8 million during the three months ended December 31, 2022, which was driven by a 24% decrease in approved policies and a 1% reduction in LTV’s, partially offset by higher commission rates. Life’s revenue increase was primarily driven by a $3.0 million increase in final expense revenue. The $42.8 million increase in pharmacy revenue was due to the increase in members from December 31, 2021, and the expansion of the SelectRx business. The $8.0 million decrease in other revenue was primarily driven by a $4.6 million decrease in external lead generation revenue and a $5.0 million decrease in production bonus revenue, offset by an increase in Population Health revenue of $1.6 million.

Six Months Ended December 31, 2022 and 2021–Commission revenue increased $65.6 million, or 24%, for the six months ended December 31, 2022, and included increases in Senior and Auto & Home commission revenue of $65.4 million and $1.4 million, respectively, offset by a decrease in Life commission revenue of $3.4 million. For Senior, excluding the $145.0 million cohort adjustment recorded during the six months ended December 31, 2021, commission revenue decreased $79.6 million during the six months ended December 31, 2022, which was driven by a 21% decrease in approved policies and a 3% reduction in LTV’s, partially offset by higher commission rates. Life’s revenue decline was primarily driven by a $2.7 million decrease in final expense revenue. The $79.5 million increase in pharmacy revenue was due to the increase in members from December 31, 2021, and the expansion of the SelectRx business. The $13.7 million decrease in other revenue was primarily driven by an $8.7 million decrease in external lead generation revenue and a $7.0 million decrease in production bonus revenue, offset by an increase in Population Health revenue of $2.0 million.

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

The following table presents our cost of revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Cost of revenue	$91,477	$136,189	(33)%	$156,641	$222,980	(30)%

Three Months Ended December 31, 2022 and 2021–Cost of revenue decreased $44.7 million, or 33%, for the three months ended December 31, 2022, primarily due to a $32.3 million decrease in compensation costs, a $6.0 million decrease in licensing costs, and $6.4 million decrease in allocations for facilities, telecommunications, and software maintenance costs, all of which is due to the reduction in our agent headcount.

Six Months Ended December 31, 2022 and 2021–Cost of revenue decreased $66.3 million, or 30%, for the six months ended December 31, 2022, primarily due to a $48.1 million decrease in compensation costs, a $10.6 million decrease in licensing costs, and a $7.9 million decrease in allocations for facilities, telecommunications, and software maintenance costs, all of which is due to the reduction in our agent headcount.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Cost of goods sold—pharmacy revenue	$50,096	$10,172	392%	$92,450	$15,043	515%

Three Months Ended December 31, 2022 and 2021–Cost of goods sold-pharmacy revenue increased $39.9 million, or 392%, for the three months ended December 31, 2022, due to a $32.3 million increase in medication costs, a $1.5 million increase in shipping and fulfillment costs, and a $4.8 million increase in compensation costs as the number of SelectRx members increased 411% over the prior year.

Six Months Ended December 31, 2022 and 2021–Cost of goods sold-pharmacy revenue increased $77.4 million, or 515%, for the six months ended December 31, 2022, due to a $59.4 million increase in medication costs, a $3.7 million increase in shipping and fulfillment costs, and an $11.8 million increase in compensation costs as the number of SelectRx members increased 411% over the prior year.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Marketing and advertising	$89,925	$193,246	(53)%	$147,519	$283,923	(48)%

Three Months Ended December 31, 2022 and 2021–Marketing and advertising expenses decreased $103.3 million, or 53%, for the three months ended December 31, 2022, due to a $96.0 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy, as well as a $7.1 million decrease in compensation costs. However, we’ve seen an increase in marketing efficiency as our CAC per approved policy has decreased due to improved agent close rates as a result of increased focus on agent training and development.

Six Months Ended December 31, 2022 and 2021–Marketing and advertising expenses decreased $136.4 million, or 48%, for the six months ended December 31, 2022, due to a $129.1 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy, as well as a $7.6 million decrease in compensation and benefits. However, we’ve seen an increase in marketing efficiency as our CAC per approved policy has decreased due to improved agent close rates as a result of increased focus on agent training and development.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Selling, general, and administrative	$28,412	$21,894	30%	$59,118	$45,789	29%

Three Months Ended December 31, 2022 and 2021–Selling, general, and administrative expenses increased $6.5 million, or 30%, for the three months ended December 31, 2022, primarily due to a $6.7 million increase in compensation costs, mostly related to the expansion of SelectRx.

Six Months Ended December 31, 2022 and 2021–Selling, general, and administrative expenses increased $13.3 million, or 29%, for the six months ended December 31, 2022, primarily due to $11.9 million increase in compensation costs, mostly related to the expansion of SelectRx.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining, and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Technical development	$6,245	$6,386	(2)%	$12,427	$12,239	2%

Three and Six Months Ended December 31, 2022 and 2021–Technical development expenses remained flat for the three and six months ended December 31, 2022.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2021 vs. 2020
Interest expense, net	$(21,044)	$(10,587)	99%	$(37,780)	$(19,122)	98%

Three Months Ended December 31, 2022 and 2021–Interest expense increased $10.5 million, or 99%, for the three months ended December 31, 2022, primarily as a result of interest incurred on the Term Loans due to additional principal outstanding and changes under the Fourth Amendment, as well as the amortization of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, all of which was partially offset by interest income received from the interest rate swap and on our money market account.

Six Months Ended December 31, 2022 and 2021–Interest expense increased $18.7 million, or 98%, for the six months ended December 31, 2022, primarily as a result of interest incurred on the Term Loans due to additional principal outstanding and changes under the Fourth Amendment, as well as the amortization and write-off of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, all of which was partially offset by interest income received from the interest rate swap and on our money market account.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Income tax expense (benefit)	$9,405	$(46,725)	(120)%	$(4,205)	$(63,138)	(93)%
Effective tax rate	29.5%	25.4%		17.4%	25.4%

Three Months Ended December 31, 2022 and 2021–For the three months ended December 31, 2022 and 2021, we recognized income tax expense (benefit) of $9.4 million and $(46.7) million, respectively, representing effective tax rates of 29.5% and 25.4%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2021, were primarily related to state income taxes.

Six Months Ended December 31, 2022 and 2021–For the six months ended December 31, 2022 and 2021, we recognized income tax benefits of $4.2 million and $63.1 million, respectively, representing effective tax rates of 17.4% and 25.4%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the six months ended December 31, 2021, were primarily related to state income taxes.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$223,826	$55,480	$33,995	$7,808	$(1,921)	(1)	$319,188
Operating expenses	(140,209)	(64,781)	(28,152)	(5,524)	(16,877)	(2)	(255,543)
Other income (expense), net	—	—	—	—	(70)		(70)
Adjusted EBITDA	$83,617	$(9,301)	$5,843	$2,284	$(18,868)		63,575
Share-based compensation expense							(2,936)
Transaction costs(3)							(442)
Depreciation and amortization							(7,188)
Loss on disposal of property, equipment, and software							(46)
Interest expense, net							(21,044)
Income tax expense							(9,405)
Net income							$22,514
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.6 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

Three Months Ended December 31, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$147,694	$11,077	$32,036	$6,135	$(2,705)	(1)	$194,237
Operating expenses	(287,914)	(19,492)	(30,930)	(4,700)	(15,175)	(2)	(358,211)
Other expenses, net	—	—	—	—	(51)		(51)
Adjusted EBITDA	$(140,220)	$(8,415)	$1,106	$1,435	$(17,931)		(164,025)
Share-based compensation expense							(1,894)
Non-recurring expenses (3)							(1,602)
Depreciation and amortization							(6,175)
Loss on disposal of property, equipment, and software							(5)
Interest expense, net							(10,587)
Income tax benefit							46,725
Net loss							$(137,563)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for referrals from Senior to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $11.2 million in salaries and benefits for certain general, administrative, and IT related departments and $4.3 million in professional services fees.
(3) These expenses primarily consist of debt issuance costs incurred for the Second Amendment.

Six Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$301,340	$98,546	$70,830	$14,890	$(3,934)	(1)	$481,672
Operating expenses	(221,574)	(119,635)	(59,963)	(10,164)	(34,322)	(2)	(445,658)
Other income (expense), net	—	—	201	(1)	(112)		88
Adjusted EBITDA	$79,766	$(21,089)	$11,068	$4,725	$(38,368)		36,102
Share-based compensation expense							(5,566)
Transaction costs(3)							(2,570)
Depreciation and amortization							(13,990)
Loss on disposal of property, equipment, and software							(371)
Interest expense, net							(37,780)
Income tax benefit							4,205
Net loss							$(19,970)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $24.3 million in salaries and benefits for certain general, administrative, and IT related departments and $9.2 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Six Months Ended December 31, 2021:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$248,299	$17,060	$78,019	$13,604	$(6,666)	(1)	$350,316
Operating expenses	(417,560)	(29,405)	(76,058)	(10,796)	(28,258)	(2)	(562,077)
Other expenses, net	—	—	—	—	(153)		(153)
Adjusted EBITDA	$(169,261)	$(12,345)	$1,961	$2,808	$(35,077)		(211,914)
Share-based compensation expense							(4,109)
Non-recurring expenses (3)							(2,155)
Depreciation and amortization							(11,278)
Loss on disposal of property, equipment, and software							(355)
Interest expense, net							(19,122)
Income tax benefit							63,138
Net loss							$(185,795)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $21.6 million in salaries and benefits for certain general, administrative, and IT related departments and $9.0 million in professional services fees.
(3) These expenses primarily consist of costs incurred for the Second Amendment and costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Senior:
Commission revenue:
Medicare advantage	$190,479	$99,262	$91,217	92%	$256,836	$179,345	$77,491	43%
Medicare supplement	1,056	2,332	(1,276)	(55)%	1,171	3,936	(2,765)	(70)%
Prescription drug plan	187	732	(545)	(74)%	278	1,001	(723)	(72)%
Dental, vision, and health	1,682	4,920	(3,238)	(66)%	2,018	8,136	(6,118)	(75)%
Other commission revenue	779	2,758	(1,979)	(72)%	1,435	3,926	(2,491)	(63)%
Total commission revenue	194,183	110,004	84,179	77%	261,738	196,344	65,394	33%
Total other revenue	29,643	37,690	(8,047)	(21)%	39,602	51,955	(12,353)	(24)%
Total Senior revenue	223,826	147,694	76,132	52%	301,340	248,299	53,041	21%
Healthcare Services:
Total pharmacy revenue	51,601	8,770	42,831	488%	92,694	13,237	79,457	600%
Total other revenue	3,879	2,307	1,572	68%	5,852	3,823	2,029	53%
Total Healthcare Services revenue	55,480	11,077	44,403	401%	98,546	17,060	81,486	478%
Life:
Commission revenue:
Term	16,317	16,126	191	1%	31,693	32,372	(679)	(2)%
Final expense	13,134	10,142	2,992	30%	30,553	33,281	(2,728)	(8)%
Total commission revenue	29,451	26,268	3,183	12%	62,246	65,653	(3,407)	(5)%
Total other revenue	4,544	5,768	(1,224)	(21)%	8,584	12,366	(3,782)	(31)%
Total Life revenue	33,995	32,036	1,959	6%	70,830	78,019	(7,189)	(9)%
Auto & Home:
Total commission revenue	7,364	5,657	1,707	30%	14,045	12,649	1,396	11%
Total other revenue	444	478	(34)	(7)%	845	955	(110)	(12)%
Total Auto & Home revenue	7,808	6,135	1,673	27%	14,890	13,604	1,286	9%
Eliminations:
Total commission revenue	(965)	(1,972)	1,007	(51)%	(1,661)	(3,882)	2,221	(57)%
Total other revenue	(956)	(733)	(223)	30%	(2,273)	(2,784)	511	(18)%
Total Elimination revenue	(1,921)	(2,705)	784	(29)%	(3,934)	(6,666)	2,732	(41)%
Total commission revenue	230,033	139,957	90,076	64%	336,368	270,764	65,604	24%
Total pharmacy revenue	51,601	8,770	42,831	488%	92,694	13,237	79,457	600%
Total other revenue	37,554	45,510	(7,956)	(17)%	52,610	66,315	(13,705)	(21)%
Total revenue	$319,188	$194,237	$124,951	64%	$481,672	$350,316	$131,356	38%

Revenue by Segment

Three Months Ended December 31, 2022 and 2021–Revenue from Senior was $223.8 million for the three months ended December 31, 2022, a $76.1 million, or 52%, increase compared to revenue of $147.7 million for the three months ended December 31, 2021. The increase was due to an $84.2 million, or 77%, increase in commission revenue, partially offset by $4.3 million and $3.7 million decreases in lead generation and marketing development funds revenue earned, respectively.

Revenue from Healthcare Services was $55.5 million for the three months ended December 31, 2022, a $44.4 million, or 401%, increase compared to revenue of $11.1 million for the three months ended December 31, 2021, primarily due to a $42.8 million increase in SelectRx pharmacy revenue.

Revenue from Life was $34.0 million for the three months ended December 31, 2022, a $2.0 million, or 6%, increase compared to revenue of $32.0 million for the three months ended December 31, 2021, in line with our updated operating strategy to stabilize our distribution business.

Revenue from Auto & Home was $7.8 million for the three months ended December 31, 2022, a $1.7 million, or 27%, increase compared to revenue of $6.1 million for the three months ended December 31, 2021, in line with our updated operating strategy to stabilize our distribution business.

Six Months Ended December 31, 2022 and 2021–Revenue from Senior was $301.3 million for the six months ended December 31, 2022, a $53.0 million, or 21%, increase compared to revenue of $248.3 million for the six months ended December 31, 2022. The increase was due to a $65.4 million, or 33%, increase in commission revenue, partially offset by a $9.2 million and $3.1 million decrease in lead generation revenue and marketing development funds received, respectively.

Revenue from Healthcare Services was $98.5 million for the six months ended December 31, 2022, a $81.5 million, or 478%, increase compared to revenue of $17.1 million for the six months ended December 31, 2021, primarily due to a $79.5 million increase in SelectRx pharmacy revenue.

Revenue from Life was $70.8 million for the six months ended December 31, 2022, a $7.2 million, or 9%, decrease compared to revenue of $78.0 million for the six months ended December 31, 2022, in line with our updated operating strategy to stabilize our distribution business.

Revenue from Auto & Home was $14.9 million for the six months ended December 31, 2022, a $1.3 million, or 9%, increase compared to revenue of $13.6 million for the six months ended December 31, 2022, in line with our updated operating strategy to stabilize our distribution business.

Adjusted EBITDA by Segment

Three Months Ended December 31, 2022 and 2021–Adjusted EBITDA from Senior was $83.6 million for the three months ended December 31, 2022, a $223.8 million increase compared to Adjusted EBITDA of $(140.2) million for the three months ended December 31, 2021. The increase was due to a $76.1 million increase in revenue and a $147.7 million decrease in operating costs and expenses, primarily due to a $94.5 million reduction in marketing and advertising costs, a $39.9 million reduction in compensation costs, and a $5.5 million reduction in licensing fees, all of which support our updated operating strategy.

Adjusted EBITDA from Healthcare Services was $(9.3) million for the three months ended December 31, 2022, a $0.9 million decrease compared to Adjusted EBITDA of $(8.4) million for the three months ended December 31, 2021. The decrease was due to a $45.3 million increase in operating costs and expenses primarily as a result of the $32.3 million increase in medication costs and a $9.7 million increase in compensation costs in support of the growth of Healthcare Services. The increase in operating costs and expenses was offset by the $44.4 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $5.8 million for the three months ended December 31, 2022, a $4.7 million increase compared to Adjusted EBITDA of $1.1 million for the three months ended December 31, 2021. The increase was due to a $2.0 million increase in revenue and a $2.8 million decrease in operating costs and expenses primarily due to a $2.6 million reduction in marketing and advertising costs, which support our updated operating strategy.

Adjusted EBITDA from Auto & Home was $2.3 million for the three months ended December 31, 2022, a $0.8 million, or 59%, increase compared to Adjusted EBITDA of $1.4 million for the three months ended December 31, 2021. The increase was due to a $1.7 million increase in revenue offset by a $0.8 million increase in operating costs and expenses due to $0.6 million and $0.2 million increase in compensation and fulfillment costs, respectively, all of which support our updated operating strategy.

Six Months Ended December 31, 2022 and 2021–Adjusted EBITDA from Senior was $79.8 million for the six months ended December 31, 2022, a $249.0 million increase compared to Adjusted EBITDA of $(169.3) million for the six months ended December 31, 2021. The increase was due to a $196.0 million decrease in operating costs and expenses primarily due to a $118.6 million reduction in marketing and advertising costs, a $57.4 million reduction in compensation costs, and a $9.1 million reduction in licensing fees, all of which support our updated operating strategy.

Adjusted EBITDA from Healthcare Services was $(21.1) million for the six months ended December 31, 2022, a $8.7 million decrease compared to Adjusted EBITDA of $(12.3) million for the six months ended December 31, 2021. The decrease was due to a $90.2 million increase in operating costs and expenses primarily as a result of the $59.4 million increase in medication costs, $24.1 million increase in compensation costs, and $3.7 million increase in fulfillment costs in support of the growth of Healthcare Services. The increase in operating costs and expenses was offset by the $81.5 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $11.1 million for the six months ended December 31, 2022, a $9.1 million increase compared to Adjusted EBITDA of $2.0 million for the six months ended December 31, 2021. The increase was due to a $16.1 million decrease in operating costs and expenses primarily due to a $13.5 million reduction in marketing and advertising costs and a $2.1 million reduction in compensation costs, all of which support our updated operating strategy. The decrease in operating costs and expenses was offset by the $7.2 million decrease in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $4.7 million for the six months ended December 31, 2022, a $1.9 million, or 68%, increase compared to Adjusted EBITDA of $2.8 million for the six months ended December 31, 2021. The increase was due to a $1.3 million increase in revenue and a $0.6 million decrease in operating costs and expenses due to a $0.7 million reduction in marketing and advertising costs and a $0.2 million reduction in compensation costs, partially offset by an increase in fulfillment costs of $0.3 million, all of which support our updated operating strategy.

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

Under the Senior Secured Credit Facility, we are required to maintain certain debt covenants, as discussed further in Note 7 to the condensed consolidated financial statements. As of December 31, 2022, we are in compliance with all of our debt covenants and our financial projections indicate that, based on our current business plan, we will remain in compliance with our debt covenants within one year after the date that the condensed consolidated financial statements are issued.

Cash Flows

As of December 31, 2022, and June 30, 2022, our cash and cash equivalents totaled $36.1 million and $141.0 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Six Months Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(75,574)	$(305,741)
Net cash used in investing activities	(4,468)	(31,062)
Net cash (used in) provided by financing activities	(24,858)	243,706

Operating Activities

Net cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense; impairment charges; and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of our receipt of commission payments and associated commission statements from our insurance carrier partners. If we were to experience a delay in receiving a commission payment from an insurance carrier partner within a quarter, our operating cash flows for that quarter could be adversely impacted.

A significant portion of our marketing and advertising expenses is driven by the number of leads required to generate the insurance applications we submit to our insurance carrier partners. Our marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a policy but commission payments are paid to us over time, there are working capital requirements to fund the upfront cost of acquiring new policies. During AEP, we experience an increase in the number of submitted Senior insurance applications and marketing and advertising expenses compared to periods outside of AEP. The timing of AEP affects the positive or negative impacts of our cash flows during each quarter.

Six Months Ended December 31, 2022—Net cash used in operating activities was $75.6 million, consisting of net loss of $20.0 million, adjustments for non-cash items of $27.0 million, and cash used in operating assets and liabilities of $82.6 million. Adjustments for non-cash items primarily consisted of $14.0 million of depreciation and amortization, $5.6 million of share-based compensation expense, $4.9 million of accrued interest payable in kind on the Term Loans, $3.9 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility, and $2.1 million of non-cash lease expense, offset by $4.6 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $114.7 million in commissions receivable, partially offset by increases of $1.0 million in accounts payable and accrued expenses, decreases of $14.0 million in accounts receivable, net, and an $18.0 million increase in other liabilities.

Six Months Ended December 31, 2021—Net cash used in operating activities was $305.7 million, consisting of net loss of $185.8 million, adjustments for non-cash items of $42.7 million, and cash used in operating assets and liabilities of $77.2 million. Adjustments for non-cash items primarily consisted of $63.5 million in deferred income taxes, $11.3 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount and internally developed software in service, $4.1 million of share-based compensation expense, and $3.0 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $39.9 million in commissions receivable, $41.2 million in accounts receivable, and $5.6 million in other current assets, partially offset by increases of $15.1 million in accounts payable and accrued expenses, all driven by the increased marketing and personnel costs for AEP.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Six Months Ended December 31, 2022—Net cash used in investing activities of $4.5 million was due to $0.6 million of purchases of property and equipment, primarily to support the growth of SelectRx infrastructure, and $3.9 million in purchases of software and capitalized internal-use software development costs.

Six Months Ended December 31, 2021—Net cash used in investing activities of $31.1 million was due to $17.9 million of purchases of property and equipment, primarily to support AEP and the growth of SelectRx infrastructure, $5.2 million in purchases of software and capitalized internal-use software, $6.9 million of net cash paid to acquire Simple Meds, and a $1.0 million non-controlling interest equity investment.

Financing Activities

Our financing activities primarily consist of payments of debt and related issuance costs and proceeds and payments related to share-based compensation.

Six Months Ended December 31, 2022—Net cash used in financing activities of $24.9 million was primarily due to $10.1 million of debt issuance costs related to the Fourth Amendment to the Senior Secured Credit Facility, $13.4 million of principal payments on the Term Loans, and $2.3 million of holdback remitted as part of the Express Med acquisition, partially offset by $1.1 million in proceeds from common stock options exercised and the employee stock purchase plan.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2022. As of December 31, 2022, there was $704.9 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

Contractual Obligations

Other than the discussions in Note 8 and Note 10 to the condensed consolidated financial statements, as of December 31, 2022, there have been no material changes to our contractual obligations as previously described in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are primarily exposed to the market risk associated with unfavorable movements in interest rates. The risk inherent in our market risk-sensitive instruments and positions is the potential loss or increased expense arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our Annual Report.

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

As previously disclosed in our Annual Report, management identified a design deficiency in internal control over financial reporting that resulted in a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company obtains and uses relevant information from third party carriers related to final expense policyholder lapses and did not evaluate it on a timely basis to ensure the carrier and policy information utilized to determine the first year commission revenue provision was complete and accurate, which could have resulted in a material misstatement of the Company’s consolidated financial statements. The material weakness did contribute to an actual error related to Life first year commission revenue provision for certain final expense policies that was not material to the consolidated financial statements for the year ended June 30, 2021, and for the three months ended September 30, 2021, December 31, 2021, and March 31, 2022.

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

Management’s Remediation of the Material Weakness

As a result of this material weakness, we designed, implemented, and operated new controls as part of our remediation measures which included:

•a control to review final expense aged receivables on a timely basis;
•a control to evaluate the completeness and accuracy of the final expense third party carrier information received, including verification of lapse status; and
•a control to evaluate the completeness and accuracy of the information used in the review of provision rates used to develop estimates of first year commission revenue provision.

As a result of the remediation activities and controls described above, we have remediated the previously disclosed material weakness as of December 31, 2022. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness and changes described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which the Company is a party is included in Part I, Item 1 hereof under “Note 8, Commitments and Contingencies – Legal Contingencies and Obligations,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report and subsequent periodic filings. Before investing in our securities, we recommend that investors carefully consider the risks described in our Annual Report, including those under the heading “Risk Factors.” Realization of any of these risks and any additional risks and uncertainties not currently known to us or that we have deemed to be immaterial could have a material adverse effect on our business, financial condition, or results of operations.

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

SELECTQUOTE, INC.
February 7, 2023	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Interim Chief Financial Officer