Form 10-Q
period 2023-03-31
SelectQuote, Inc.
filed 2023-05-10
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had outstanding 166,656,891 shares of common stock as of April 30, 2023.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2023	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,048	$140,997
Accounts receivable, net of allowances of $2.2 million and $0.6 million, respectively	211,686	129,748
Commissions receivable-current	68,531	116,277
Other current assets	11,504	15,751
Total current assets	383,769	402,773
COMMISSIONS RECEIVABLE—Net	753,003	722,349
PROPERTY AND EQUIPMENT—Net	31,601	41,804
SOFTWARE—Net	16,127	16,301
OPERATING LEASE RIGHT-OF-USE ASSETS	26,312	28,016
INTANGIBLE ASSETS—Net	27,019	31,255
GOODWILL	29,136	29,136
OTHER ASSETS	20,989	18,418
TOTAL ASSETS	$1,287,956	$1,290,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,608	$24,766
Accrued expenses	23,162	26,002
Accrued compensation and benefits	49,087	42,150
Operating lease liabilities—current	5,958	5,261
Current portion of long-term debt	25,412	7,169
Contract liabilities	9,717	3,404
Other current liabilities	1,580	4,761
Total current liabilities	146,524	113,513
LONG-TERM DEBT, NET—less current portion	667,306	698,423
DEFERRED INCOME TAXES	49,134	50,080
OPERATING LEASE LIABILITIES	30,329	33,946
OTHER LIABILITIES	3,244	2,985
Total liabilities	896,537	898,947
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,667	1,644
Additional paid-in capital	564,484	554,845
Accumulated deficit	(187,806)	(177,100)
Accumulated other comprehensive income	13,074	11,716
Total shareholders’ equity	391,419	391,105
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,287,956	$1,290,052
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
REVENUE:
Commission	$197,258	$221,764	$533,627	$492,528
Pharmacy	66,948	18,478	159,641	31,715
Other	35,192	34,097	87,802	100,412
Total revenue	299,398	274,339	781,070	624,655
OPERATING COSTS AND EXPENSES:
Cost of revenue	79,186	96,491	235,827	319,469
Cost of goods sold—pharmacy revenue	62,302	19,294	154,753	34,338
Marketing and advertising	90,205	125,082	237,724	409,005
Selling, general, and administrative	27,544	24,705	86,662	70,495
Technical development	6,434	6,436	18,860	18,675
Total operating costs and expenses	265,671	272,008	733,826	851,982
INCOME (LOSS) FROM OPERATIONS	33,727	2,331	47,244	(227,327)
INTEREST EXPENSE, NET	(21,105)	(12,179)	(58,885)	(31,300)
OTHER INCOME (EXPENSE), NET	(206)	(23)	(118)	(177)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	12,416	(9,871)	(11,759)	(258,804)
INCOME TAX EXPENSE (BENEFIT)	3,152	(2,846)	(1,053)	(65,984)
NET INCOME (LOSS)	$9,264	$(7,025)	$(10,706)	$(192,820)

NET INCOME (LOSS) PER SHARE:
Basic	$0.06	$(0.04)	$(0.06)	$(1.17)
Diluted	$0.06	$(0.04)	$(0.06)	$(1.17)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	166,543	164,083	165,951	163,914
Diluted	167,905	164,083	165,951	163,914

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	(2,661)	7,589	1,358	9,358
OTHER COMPREHENSIVE INCOME (LOSS)	(2,661)	7,589	1,358	9,358
COMPREHENSIVE INCOME (LOSS)	$6,603	$564	$(9,348)	$(183,462)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2022	166,511	$1,665	$561,435	$(197,070)	$15,735	$381,765
Net income	—	—	—	9,264	—	9,264
Loss on cash flow hedge, net of tax	—	—	—	—	(484)	(484)
Amount reclassified into earnings, net tax	—	—	—	—	(2,177)	(2,177)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	23	—	42	—	—	42
Issuance of common stock pursuant to employee stock purchase plan	97	1	63	—	—	64
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	26	1	(7)	—	—	(6)
Share-based compensation expense	—	—	2,951	—	—	2,951
BALANCES-March 31, 2023	166,657	$1,667	$564,484	$(187,806)	$13,074	$391,419

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2021	164,013	$1,640	$551,002	$(65,391)	$1,998	$489,249
Net loss	—	—	—	(7,025)	—	(7,025)
Gain on cash flow hedge, net of tax	—	—	—	—	7,421	7,421
Amount reclassified into earnings, net of tax	—	—	—	—	168	168
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	10	—	14	—	—	14
Issuance of common stock pursuant to employee stock purchase plan	376	4	889	—	—	893
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2	—	(3)	—	—	(3)
Share-based compensation expense	—	—	2,143	—	—	2,143
BALANCES-March 31, 2022	164,401	$1,644	$554,045	$(72,416)	$9,587	$492,860
See accompanying notes to the condensed consolidated financial statements.

Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(10,706)	—	(10,706)
Gain on cash flow hedge, net of tax	—	—	—	—	5,895	5,895
Amount reclassified into earnings, net of tax	—	—	—	—	(4,537)	(4,537)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,139	12	627	—	—	639
Issuance of common stock pursuant to employee stock purchase plan	877	9	539	—	—	548
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	189	2	(42)	—	—	(40)
Share-based compensation expense	—	—	8,515	—	—	8,515
BALANCES-March 31, 2023	166,657	$1,667	$564,484	$(187,806)	$13,074	$391,419

Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$120,404	$229	$667,039
Net loss	—	—	—	(192,820)	—	(192,820)
Gain on cash flow hedge, net of tax	—	—	—	—	8,844	8,844
Amount reclassified into earnings, net tax	—	—	—	—	514	514
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	349	3	1,293	—	—	1,296
Issuance of common stock pursuant to employee stock purchase plan	466	5	1,877	—	—	1,882
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	76	1	(148)			(147)
Share-based compensation expense	—	—	6,252	—	—	6,252
BALANCES-March 31, 2022	164,401	$1,644	$554,045	$(72,416)	$9,587	$492,860
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,706)	$(192,820)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	21,087	17,957
Loss on disposal of property, equipment, and software	390	741
Share-based compensation expense	8,525	6,252
Deferred income taxes	(1,416)	(66,378)
Amortization of debt issuance costs and debt discount	6,250	4,217
Write-off of debt issuance costs	710	—
Accrued interest payable in kind	8,450	—
Non-cash lease expense	3,115	3,065
Changes in operating assets and liabilities:
Accounts receivable, net	(62,738)	(59,837)
Commissions receivable	17,092	7,601
Other assets	3,166	(8,275)
Accounts payable and accrued expenses	6,440	8,096
Operating lease liabilities	(4,331)	(3,868)
Other liabilities	(8,869)	(1,113)
Net cash used in operating activities	(12,835)	(284,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,056)	(24,515)
Purchases of software and capitalized software development costs	(5,804)	(7,570)
Acquisition of business	—	(6,927)
Investment in equity securities	—	(1,000)
Net cash used in investing activities	(6,860)	(40,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	—	50,000
Payments on Revolving Credit Facility	—	(50,000)
Proceeds from Term Loans	—	242,000
Payments on Term Loans	(17,833)	(1,793)
Payments on other debt	(123)	(130)
Proceeds from common stock options exercised and employee stock purchase plan	1,187	3,179
Payments of tax withholdings related to net share settlement of equity awards	(40)	(148)
Payments of debt issuance costs	(10,110)	(328)
Payment of acquisition holdback	(2,335)	(5,501)
Net cash (used in) provided by financing activities	(29,254)	237,279
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,949)	(87,095)
CASH AND CASH EQUIVALENTS—Beginning of period	140,997	286,454
CASH AND CASH EQUIVALENTS—End of period	$92,048	$199,359

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(43,309)	$(27,010)
Income taxes paid, net	(15)	(67)
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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc. and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC (“InsideResponse”), and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission on August 29, 2022 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2023, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2022. During the nine months ended March 31, 2023, the Company created a new liability line item on the condensed consolidated balance sheets for “Contract liabilities” which was previously included in “Other current liabilities” in the Company’s Annual Report. The Company created a new revenue line item on the condensed consolidated statements of comprehensive income for “Pharmacy revenue” which was previously included in “Other revenue” in the Company’s Annual Report. Production bonus revenue, which was previously presented separately within Revenue in the Annual Report, is now included in Other revenue. Additionally, the Company created a new operating costs and expenses line item for “Cost of goods sold-pharmacy revenue” related to “Pharmacy revenue” which was previously included in “Cost of revenue” in the Company’s Annual Report. The Company updated its accounting policy related to the classification of SelectRx cost of goods sold which resulted in $3.7 million and $5.9 million previously included in Cost of revenue in the condensed consolidated financial statements for the three and nine months ended March 31, 2022, respectively, now included in Selling, general, and administrative expenses. Prior year financial statements and disclosures were reclassified to conform to these changes in presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported.

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

Recent Accounting Pronouncements Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted this guidance as of July 1, 2022, and will apply it prospectively to any business acquisitions subsequent to the date of adoption.

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

The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q:

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Commission revenue	$222,538	$(774)	$221,764	$495,494	$(2,966)	$492,528
Total revenue	275,113	(774)	274,339	627,621	(2,966)	624,655
Income (loss) from operations	3,105	(774)	2,331	(224,361)	(2,966)	(227,327)
Loss before income tax benefit	(9,097)	(774)	(9,871)	(255,838)	(2,966)	(258,804)
Income tax benefit	(2,649)	(197)	(2,846)	(65,229)	(755)	(65,984)
Net loss	(6,448)	(577)	(7,025)	(190,609)	(2,211)	(192,820)
Net loss per share:
Basic	(0.04)	—	(0.04)	(1.16)	(0.01)	(1.17)
Diluted	(0.04)	—	(0.04)	(1.16)	(0.01)	(1.17)
Comprehensive income (loss)	$1,141	$(577)	$564	$(181,251)	$(2,211)	$(183,462)

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Three Months Ended March 31, 2022
(in thousands)	Accumulated Deficit	Total Shareholders' Equity
As Previously Reported
BALANCES-December 31, 2021	$(62,236)	$492,404
Net loss	(6,448)	(6,448)
BALANCES-March 31, 2022	(68,684)	496,592
Adjustments
BALANCES-December 31, 2021	(3,155)	(3,155)
Net loss	(577)	(577)
BALANCES-March 31, 2022	(3,732)	(3,732)
As Corrected
BALANCES-December 31, 2021	(65,391)	489,249
Net loss	(7,025)	(7,025)
BALANCES-March 31, 2022	$(72,416)	$492,860

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
	Nine Months Ended March 31, 2022
(in thousands)	Accumulated Deficit	Total Shareholders' Equity
As Previously Reported
BALANCES-June 30, 2021	$121,925	$668,560
Net loss	(190,609)	(190,609)
BALANCES-March 31, 2022	(68,684)	496,592
Adjustments
BALANCES-June 30, 2021	(1,521)	(1,521)
Net loss	(2,211)	(2,211)
BALANCES-March 31, 2022	(3,732)	(3,732)
As Corrected
BALANCES-June 30, 2021	120,404	667,039
Net loss	(192,820)	(192,820)
BALANCES-March 31, 2022	$(72,416)	$492,860

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended March 31, 2022
(in thousands)	As Previously Reported	Adjustment	As Corrected
Net loss	$(190,609)	$(2,211)	$(192,820)
Deferred income taxes	(65,623)	(755)	(66,378)
Accounts receivable	(62,803)	2,966	(59,837)
Net cash used in operating activities	$(284,362)	$—	$(284,362)

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

The earnout of up to $4.0 million is comprised of two separate provisions. The first provision provides for an earnout of up to $3.0 million and is contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provides for an earnout of up to $1.0 million and is contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment is contingent upon continued employment of certain individuals, the Company will recognize the earnout as compensation expense in selling, general, and administrative operating costs and expenses in the condensed consolidated statement of comprehensive income in the period in which it is earned. During the nine months ended March 31, 2023, the Company paid the first and second earnout provisions of $3.0 million and $1.0 million, respectively, as well as the remaining holdback, net of adjustments, of $2.3 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	March 31, 2023	June 30, 2022
Computer hardware	$25,433	$23,303
Machinery and equipment(1)	14,862	15,051
Leasehold improvements	20,191	20,269
Furniture and fixtures	4,552	4,605
Work in progress	521	2,810
Total	65,559	66,038
Less accumulated depreciation	(33,958)	(24,234)
Property and equipment—net	$31,601	$41,804
(1) Includes financing lease right-of-use assets.

Work in progress as of March 31, 2023, primarily represents leasehold improvements and computer equipment not yet put into service and not yet being depreciated. Work in progress as of June 30, 2022, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the three months ended March 31, 2023 and 2022, was $3.7 million and $3.3 million, respectively, and $10.9 million and $8.4 million for the nine months ended March 31, 2023 and 2022, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	March 31, 2023	June 30, 2022
Software	$34,701	$26,049
Work in progress	1,030	4,162
Total	35,731	30,211
Less accumulated amortization	(19,604)	(13,910)
Software—net	$16,127	$16,301

Work in progress as of March 31, 2023 and June 30, 2022, represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended March 31, 2023 and 2022, the Company capitalized internal-use software and website development costs of $1.8 million and $2.2 million, respectively, and recorded amortization expense of $2.0 million and $1.6 million, respectively. For the nine months ended March 31, 2023 and 2022, the Company capitalized internal-use software and website development costs of $5.7 million and $6.6 million, respectively, and recorded amortization expense of $5.9 million and $4.5 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, and net carrying value of our definite-lived intangible assets are presented in the table below (dollars in thousands):

	March 31, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(8,036)	$9,456	$17,492	$—	$(6,232)	$11,260
Trade name	2,680	(1,563)	1,117	2,680	—	(1,161)	1,519
Proprietary software	1,042	(719)	323	1,592	(336)	(816)	440
Non-compete agreements	1,292	(658)	634	1,292	—	(445)	847
Vendor relationships	20,400	(4,911)	15,489	23,700	(2,811)	(3,700)	17,189
Total intangible assets	$42,906	$(15,887)	$27,019	$46,756	$(3,147)	$(12,354)	$31,255
(1) During the year ended June 30, 2022, the Company recorded impairment charges for several of its long-lived intangible assets. Refer to the consolidated financial statements in our Annual Report on Form 10-K for additional details.

The Company's intangible assets include those long-lived intangible assets which were recognized at their estimated acquisition date fair values. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and nine months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, amortization expense related to intangible assets totaled $1.4 million and $1.7 million, respectively, and $4.2 million and $5.0 million for the nine months ended March 31, 2023 and 2022, respectively, recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income. The weighted-average remaining useful life of intangible assets was 5.5 and 6.2 years as of March 31, 2023 and June 30, 2022, respectively.

As of March 31, 2023, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-Compete Agreements	Vendor Relationships	Customer relationships	Total
Remainder fiscal 2023	$134	$39	$60	$567	$581	$1,381
2024	536	156	220	2,267	2,319	5,498
2025	447	128	220	2,267	2,316	5,378
2026	—	—	134	2,267	2,313	4,714
2027	—	—	—	2,267	1,927	4,194
Thereafter	—	—	—	5,854	—	5,854
Total	$1,117	$323	$634	$15,489	$9,456	$27,019

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the condensed consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of March 31, 2023, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and nine months ended March 31, 2023 and 2022, there were no indicators of impairment.

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

During the nine months ended March 31, 2023, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.6 million. In addition, the Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas, with a new termination date of July 31, 2023, resulting in an early termination penalty of $0.9 million. The early termination penalty was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Finance lease costs(1)	$43	$48	$129	$132
Operating lease costs(2)	1,953	1,998	5,998	6,056
Short-term lease costs	74	40	137	69
Variable lease costs(3)	(6)	227	404	696
Sublease income	(671)	(23)	(1,756)	(488)
Total net lease costs	$1,393	$2,290	$4,912	$6,465
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

Maturities of Lease Liabilities—As of March 31, 2023, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2023	$2,268	$42	$2,310
2024	9,195	140	9,335
2025	8,948	38	8,986
2026	7,412	38	7,450
2027	6,105	32	6,137
Thereafter	14,608	—	14,608
Total undiscounted lease payments	48,536	290	48,826
Less: interest	12,249	28	12,277
Present value of lease liabilities	$36,287	$262	$36,549

The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and Centennial, Colorado, which commenced March 23, 2022; June 9, 2022; July 1, 2022; September 2, 2022; and March 23, 2023, and run through the remaining terms of the primary leases. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive income. The Company may consider entering into additional sublease arrangements in the future.

Sublease Income—As of March 31, 2023, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2023	$412
2024	2,964
2025	3,215
2026	2,616
2027	2,180
Thereafter	4,024
Total sublease income	$15,411

7.DEBT

Debt consisted of the following:

(in thousands)	March 31, 2023	June 30, 2022
Term Loans (effective interest rate 13.3%)	$703,944	$713,327
Unamortized debt issuance costs and debt discount	(11,226)	(7,735)
Total debt	692,718	705,592
Less current portion of long-term debt:	(25,412)	(7,169)
Long-term debt	$667,306	$698,423

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, and August 26, 2022, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, “Third Amendment”, and “Fourth Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Company recognized a $3.3 million loss on debt extinguishment in the condensed consolidated statement of comprehensive income for the year ended June 30, 2021, as part of the First Amendment. The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $100.0 million under the Revolving Credit Facility, of which all was available to borrow as of March 31, 2023 and (2) Term Loans outstanding in an aggregate principal amount of $703.9 million as of March 31, 2023.

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

The Senior Secured Credit Facility has a maturity date of November 5, 2024, and pursuant to the Fourth Amendment the Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, increasing to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of March 31, 2023, the Company has made total lifetime principal payments of $205.5 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of March 31, 2023, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.0 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $2.3 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, and $6.3 million and $4.2 million for the nine months ended March 31, 2023 and 2022, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income.

On May 5, 2023, the Company entered into a Fifth Amendment to the Senior Secured Credit Facility (the “Fifth Amendment”) by and among the Company, certain of its existing lenders, and Wilmington Trust, National Association, as administrative agent. The Fifth Amendment amends the Senior Secured Credit Facility to decrease the minimum asset coverage ratio required to be maintained by the Company as of March 31, 2024.

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed to 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of March 31, 2023, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding

Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. The Amended Interest Rate Swap had a fair value of $17.0 million and $15.2 million as of March 31, 2023 and June 30, 2022, respectively, and was recorded in other assets in the condensed consolidated balance sheets. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that $11.9 million will be reclassified into interest expense during the next twelve months.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. The motion to dismiss is pending before the court.

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

9.SHAREHOLDERS' EQUITY

Common Stock—As of March 31, 2023, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	159
Stock awards outstanding under 2020 Plan	12,719,499
Stock awards available for grant under 2020 Plan	6,276,231
Options outstanding under 2003 Plan	539,804
Total	19,535,693

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

The number of shares of common stock available for issuance as of March 31, 2023, pursuant to future awards under the Company's 2020 Stock Plan is 6,276,231. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award (including any award granted pursuant to the 2003 Stock Plan) that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Share-based compensation related to:
Equity classified stock options	$799	$805	$2,495	$2,429
Equity classified RSU's	1,563	993	4,490	3,073
Equity classified PSU's	77	231	29	318
Equity classified PVU's	486	—	1,384	—
Total	$2,925	$2,029	$8,398	$5,820

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

During the nine months ended March 31, 2023, there were no stock options granted. The Company used the following weighted-average assumptions for the stock options granted during the nine months ended March 31, 2022:

Nine Months Ended March 31,
2022
Volatility	36.0%
Risk-free interest rate	1.4%
Dividend yield	—%
Assumed forfeitures	—%
Expected term (in years)	6.25
Weighted-average fair value (per share)	$3.36

The following table summarizes stock option activity under the Stock Plans for the nine months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2022	5,211,585	$9.14
Options granted	—	—
Options exercised	(1,139,324)	0.56
Options forfeited/expired/cancelled	(190,935)	11.07
Outstanding—March 31, 2023	3,881,326	$11.57	7.70	$280
Vested and exercisable—March 31, 2023	1,701,215	$10.82	6.92	$280

As of March 31, 2023, there was $5.8 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 2.15 years.

The Company received cash of less than $0.1 million in connection with stock options exercised in each of the three months ended March 31, 2023 and 2022, and $0.6 million and $1.3 million in connection with stock options exercised during the nine months ended March 31, 2023 and 2022, respectively.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	810,310	$13.50
Granted	4,625,145	1.49
Vested	(211,025)	14.15
Forfeited	(224,626)	3.97
Unvested as of March 31, 2023	4,999,804	$2.79

As of March 31, 2023, there was $9.8 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.07 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2023:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022(1)	13,293	$17.97
Granted(1)	—	—
Vested	—	—
Forfeited	(5,236)	18.58
Performance adjustment(2)	1,967
Unvested as of March 31, 2023	10,024	$17.96
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

As of March 31, 2023, there was less than $0.1 million of unrecognized compensation cost related to unvested performance stock units granted, which is expected to be recognized over a weighted-average period of 0.42 years.

Price-Vested Units—During the nine months ended March 31, 2023 the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards are divided into four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period. The number of shares subject to each tranche of the PVU awards, as well as the stock price hurdles, service periods, and performance periods for each tranche are as follows:

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

During the nine months ended March 31, 2022, there were no PVU’s granted. The Company used the following weighted-average assumptions for the PVU’s granted during the nine months ended March 31, 2023:

Nine Months Ended March 31,
2023
Share price as of grant date	$1.80
Volatility	79.3%
Risk-free interest rate	2.6%
Cost of Equity	10.6%
Dividend yield	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2023:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	—	$—
Granted	4,222,644	1.22
Vested	—	—
Forfeited	(122,584)	1.22
Unvested as of March 31, 2023	4,100,060	$1.22

As of March 31, 2023, there was $3.6 million of unrecognized compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.94 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. During the nine months ended March 31, 2023, and 2022, the Company issued 876,933 and 466,468 shares, respectively, to its employees, and as of March 31, 2023, there are 159 shares reserved for future issuance under the plan. The Company received cash of less than $0.1 million and $0.9 million in connection with ESPP purchases during the three months ended March 31, 2023 and 2022, respectively, and $0.6 million and $1.9 million in connection with ESPP purchases during the nine months ended March 31, 2023, and 2022, respectively. The Company recorded share-based compensation expense related to the ESPP of less than $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and recorded share-based compensation expense of $0.1 million and $0.4 million with respect to the ESPP for the nine months ended March 31, 2023 and 2022, respectively. The ESPP was suspended effective April 1, 2023.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Senior:
Commission revenue:
Medicare advantage	$156,014	$176,603	$412,850	$355,949
Medicare supplement	417	912	1,588	4,849
Prescription drug plan	203	393	481	1,393
Dental, vision, and health	1,185	4,150	3,203	12,285
Other commission revenue	726	2,339	2,162	6,265
Total commission revenue	158,545	184,397	420,284	380,741
Total other revenue	26,655	26,576	66,257	78,531
Total Senior revenue	185,200	210,973	486,541	459,272
Healthcare Services:
Total pharmacy revenue	66,948	18,478	159,641	31,715
Total other revenue	3,777	4,645	9,629	8,468
Total Healthcare Services revenue	70,725	23,123	169,270	40,183
Life:
Commission revenue:
Term	17,678	15,779	49,371	48,151
Final expense	13,804	18,851	44,357	52,133
Total commission revenue	31,482	34,630	93,728	100,284
Total other revenue	5,468	3,995	14,052	16,361
Total Life revenue	36,950	38,625	107,780	116,645
Auto & Home:
Total commission revenue	7,895	6,539	21,940	19,187
Total other revenue	343	613	1,188	1,568
Total Auto & Home revenue	8,238	7,152	23,128	20,755
Eliminations:
Total commission revenue	(664)	(3,802)	(2,325)	(7,684)
Total other revenue	(1,051)	(1,732)	(3,324)	(4,516)
Total Elimination revenue	(1,715)	(5,534)	(5,649)	(12,200)
Total commission revenue	197,258	221,764	533,627	492,528
Total pharmacy revenue	66,948	18,478	159,641	31,715
Total other revenue	35,192	34,097	87,802	100,412
Total revenue	$299,398	$274,339	$781,070	$624,655

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$838,626
Commission revenue recognized	210,561
Net commission revenue adjustment from change in estimate	(2,879)
Amounts recognized as accounts receivable, net	(224,774)
Balance as of March 31, 2023	$821,534

For the nine months ended March 31, 2023, the $2.9 million net commission revenue adjustment from change in estimate includes adjustments from the Company’s reassessment of each of its cohorts’ transaction prices.

The Company’s contract liabilities on the condensed consolidated balance sheet represent unamortized upfront payments received as of March 31, 2023, for commission revenue of $9.7 million for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$3,404
Commission revenue recognized	(38,968)
Other revenue recognized	(26,536)
Amounts recognized as contract liabilities	71,817
Balance as of March 31, 2023	$9,717

11.INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company recognized income tax expense of $3.2 million and income tax benefit of $2.8 million, respectively, representing effective tax rates of 25.4% and 28.8%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the three months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the three months ended March 31, 2022, were primarily related to state income taxes.

For the nine months ended March 31, 2023 and 2022, the Company recognized income tax benefits of $1.1 million and $66.0 million, respectively, representing effective tax rates of 8.9% and 25.5%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2022, were primarily related to state income taxes.

Assessing the realizability of the Company’s deferred tax assets is dependent upon several factors, including analysis of the Company’s four sources of future taxable income listed under ASC 740, Income Taxes. The Company continues to evaluate the realizability of its net deferred tax assets. As previously disclosed in the

Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, the Company recorded a valuation allowance on deferred tax balances related to state tax attributes the Company determined would not be utilized prior to expiration. The Company believes all other deferred tax assets are more likely than not to be recognized.

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

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$9,264	$(7,025)	$(10,706)	$(192,820)
Denominator:
Weighted-average common stock outstanding	166,543	164,083	165,951	163,914
Net income (loss) per share—basic:	$0.06	$(0.04)	$(0.06)	$(1.17)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$9,264	$(7,025)	$(10,706)	$(192,820)
Denominator:
Weighted-average common stock outstanding	166,543	164,083	165,951	163,914
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)(2)	1,362	—	—	—
Total common and common equivalent shares outstanding	167,905	164,083	165,951	163,914
Net income (loss) per share—diluted:	$0.06	$(0.04)	$(0.06)	$(1.17)
(1) Excluded from the computation of net income (loss) per share-diluted for the nine months ended March 31, 2023, because the effect would have been anti-dilutive.
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

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	4,181	5,393	8,338	5,069

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Shares subject to outstanding PVU’s	4,100	—	4,158	—
Shares subject to outstanding PSU's	10	164	7	219
Total	4,110	164	4,165	219

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

The following table presents information about the reportable segments for the three months ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$185,200	$70,725	$36,950	$8,238	$(1,715)	(1)	$299,398
Operating expenses	(126,034)	(74,091)	(31,446)	(5,648)	(17,947)	(2)	(255,166)
Other income (expense), net	—	—	(201)	1	(6)		(206)
Adjusted EBITDA	$59,166	$(3,366)	$5,303	$2,591	$(19,668)		44,026
Share-based compensation expense							(2,959)
Non-recurring expenses (3)							(433)
Depreciation and amortization							(7,098)
Loss on disposal of property, equipment, and software							(15)
Interest expense, net							(21,105)
Income tax expense							(3,152)
Net income							$9,264
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.6 million in salaries and benefits for certain general, administrative, and IT related departments and $4.6 million in professional services fees.
(3) These expenses consist of costs related to the Senior Secured Credit Facility and non-restructuring severance expenses.

The following table presents information about the reportable segments for the three months ended March 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$210,973	$23,123	$38,625	$7,152	$(5,534)	(1)	$274,339
Operating expenses	(171,023)	(30,891)	(41,287)	(6,002)	(12,896)	(2)	(262,099)
Other expenses, net	—	—	—	—	(23)		(23)
Adjusted EBITDA	$39,950	$(7,768)	$(2,662)	$1,150	$(18,453)		12,217
Share-based compensation expense							(2,143)
Non-recurring expenses (3)							(703)
Depreciation and amortization							(6,679)
Loss on disposal of property, equipment, and software							(384)
Interest expense, net							(12,179)
Income tax benefit							2,846
Net loss							$(7,025)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for referrals from Senior to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.0 million in salaries and benefits for certain general, administrative, and IT related departments and $4.1 million in professional services fees.

(3) These expenses primarily consist of costs related to the change in administrative agent with respect to the Senior Secured Credit Facility and severance expenses.

The following table presents information about the reportable segments for the nine months ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$486,541	$169,270	$107,780	$23,128	$(5,649)	(1)	$781,070
Operating expenses	(347,608)	(193,726)	(91,409)	(15,812)	(52,270)	(2)	(700,825)
Other expenses, net	—	—	—	(1)	(117)		(118)
Adjusted EBITDA	$138,933	$(24,456)	$16,371	$7,315	$(58,036)		80,127
Share-based compensation expense							(8,525)
Transaction costs(3)							(3,003)
Depreciation and amortization							(21,087)
Loss on disposal of property, equipment, and software							(386)
Interest expense, net							(58,885)
Income tax benefit							1,053
Net loss							$(10,706)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $36.8 million in salaries and benefits for certain general, administrative, and IT related departments and $13.8 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

The following table presents information about the reportable segments for the nine months ended March 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$459,272	$40,183	$116,645	$20,755	$(12,200)	(1)	$624,655
Operating expenses	(588,583)	(60,296)	(117,346)	(16,798)	(41,154)	(2)	(824,177)
Other expenses, net	—	—	—	—	(177)		(177)
Adjusted EBITDA	$(129,311)	$(20,113)	$(701)	$3,957	$(53,531)		(199,699)
Share-based compensation expense							(6,252)
Non-recurring expenses (3)							(2,857)
Depreciation and amortization							(17,957)
Loss on disposal of property, equipment, and software							(739)
Interest expense, net							(31,300)
Income tax benefit							65,984
Net loss							$(192,820)

1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $33.6 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.1 million in professional services fees.
(3) These expenses primarily consist of costs incurred for the Second Amendment, costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds, costs related to the change in administrative agent with respect to the Senior Secured Credit Facility, and severance expenses.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended March 31, 2023, three customers accounted for 31% (UHC), 24% (Humana), and 8% (Wellcare) of total revenue, respectively. For the three months ended March 31, 2022, three customers accounted for 25% (Wellcare), 23% (UHC), and 14% (Humana) of total revenue, respectively. For the nine months ended March 31, 2023, three customers accounted for 31% (UHC), 21% (Humana), and 10% (Wellcare) of total revenue, respectively. For the nine months ended March 31, 2022, three customers accounted for 22% (UHC), 18% (Wellcare), and 13% (Humana) of total revenue, respectively. Each of these customers listed above provided revenue to both Senior and Healthcare Services.

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

Correction of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s financial statements as of and for the year ended June 30, 2021, the Company determined that the provision for first year commission revenue for certain final expense policies offered by certain of its insurance carrier partners should have been accrued based on a higher lapse rate. This misstatement was initially thought to be isolated to an error in the lapse rate for one of its insurance carrier partners, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021. However, during the three months ended June 30, 2022, it was determined that the lapse rate for other insurance carrier partners were also incorrect, resulting in an additional misstatement being identified. See Note 1 to the condensed consolidated financial statements for additional information related to the correction, including descriptions of the misstatements and the impacts to our condensed consolidated financial statements. In addition, we have corrected certain previously reported financial information for the three and nine months ended March 31, 2022, in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 21 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare (“UHC”), Humana, and Wellcare. MA and MS plans accounted for 90% and 83% of our approved Senior policies for the three months ended March 31, 2023 and 2022, respectively, and 90% and 83% for the nine months ended March 31, 2023 and 2022, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.1 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 22 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 48% and 34% of new premium within Life for the three months ended March 31, 2023 and 2022, respectively, with final expense policies accounting for 52% and 66% for the three months ended March 31, 2023 and 2022, respectively. For the nine months ended March 31, 2023 and 2022, term life policies accounted for 45%

and 35% of new premium within Life, respectively, with final expense policies accounting for 55% and 65%, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 73% and 74% of new premium within Auto & Home for the three months ended March 31, 2023 and 2022, respectively, and 74% and 76% for the nine months ended March 31, 2023 and 2022, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Medicare Advantage	196,372	242,721	538,247	678,827
Medicare Supplement	675	1,389	2,905	6,318
Dental, Vision, and Hearing	21,175	40,178	59,513	122,214
Prescription Drug Plan	416	1,079	2,082	6,193
Other	1,864	4,907	5,402	11,436
Total	220,502	290,274	608,149	824,988

Total submitted policies for all products decreased 24% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. The number of average productive agents decreased 28% during the three months ended March 31, 2023, compared to the three months ended March 31,

2022; however, due to a higher mix of tenured agents and an increased focus on agent training and development, productivity per agent increased 6% and overall close rates increased 12%.

Total submitted policies for all products decreased 26% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. The number of average productive agents decreased 47% during the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022; however, due to a higher mix of tenured agents and an increased focus on agent training and development, productivity per agent increased 34% and overall close rates increased 28%.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Medicare Advantage	165,530	196,377	467,540	546,031
Medicare Supplement	557	1,159	2,184	4,654
Dental, Vision and Hearing	16,968	34,486	47,940	101,251
Prescription Drug Plan	521	1,095	1,794	5,315
Other	1,029	3,836	3,932	9,199
Total	184,605	236,953	523,390	666,450

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased 22% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. Total approved policies decreased by 21% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, due to our increased focus on agent training and development and a higher mix of tenured agents, we experienced a 3% and a 7% improvement in the submitted-to-approved conversion rates for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Medicare Advantage	$965	$933	$888	$935
Medicare Supplement	871	949	994	1,275
Dental, Vision and Hearing	91	120	95	123
Prescription Drug Plan	194	229	211	235
Other	123	95	100	77

The LTV per MA approved policy increased 3% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to carrier mix.

The LTV per MA approved policy decreased 5% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The MA LTV was negatively impacted by carrier mix and lower persistency rates, which includes an increase in constraint and higher provision for renewal year lapse rates, somewhat offset by higher commission rates.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped, as this is the primary key driver of revenue for Healthcare Services.

The following table shows the total number of SelectRx members as of the periods presented:

	March 31, 2023	March 31, 2022
Total SelectRx Members	44,993	16,991

The total number of SelectRx members increased by 165% as of March 31, 2023, compared to March 31, 2022, due to the strategic growth of Healthcare Services.

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

	Twelve Months Ended March 31,
(dollars per approved policy):	2023	2022
Medicare Advantage and Medicare Supplement approved policies	586,238	636,195
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$886	$963
Other commission per MA/MS policy	15	29
Pharmacy revenue per MA/MS policy	320	52
Other revenue per MA/MS policy	66	(64)
Total revenue per MA/MS policy	1,287	980
Total operating expenses per MA/MS policy	(1,167)	(1,176)
Adjusted EBITDA per MA/MS policy (1)	$120	$(196)
Adjusted EBITDA Margin per MA/MS policy (1)	9%	(20)%
Revenue/CAC multiple	3.5X	1.8X
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

Total revenue per MA/MS policy increased 31% for the twelve months ended March 31, 2023, compared to the twelve months ended March 31, 2022, primarily due to the increase in pharmacy revenue. Total operating expenses per MA/MS policy were nearly flat for the twelve months ended March 31, 2023, compared to the twelve months ended March 31, 2022, driven by a decrease in our marketing and advertising costs, offset by an increase in cost of goods sold-pharmacy revenue for Healthcare Services due to the growth of the business.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2023	2022	2023	2022
Term Premiums	$17,512	$14,933	$48,433	$45,990
Final Expense Premiums	19,308	28,532	58,766	83,718
Total	$36,820	$43,465	$107,199	$129,708

Total term premiums increased 17% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to a 4% increase in the average premium per policy sold and a 13% increase in the number of policies sold. Final expense premiums decreased 32% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The number of policies sold declined 39% driven by a lower average agent headcount, which was somewhat offset by a 10% increase in the average premium per policy sold.

Total term premiums increased 5% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, due to a 9% increase in the average premium per policy sold, somewhat offset by the 3% decrease in the number of policies sold which was driven by a lower average agent headcount. Final expense premiums decreased 30% for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The number of policies sold declined 38% driven by a lower average agent headcount, which was somewhat offset by a 12% increase in the average premium per policy sold.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2023	2022	2023	2022
Premiums	$12,828	$12,516	$36,456	$36,358

Total premiums remained flat for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The number of policies sold and the average premium per policy sold both increased by 1%.

Total premiums remained flat for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022. The number of policies sold decreased 5%, which was offset by a 5.9% increase in the average premium per policy sold.

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

The following tables reconcile Adjusted EBITDA and net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$9,264
Share-based compensation expense						2,959
Non-recurring expenses (1)						433
Depreciation and amortization						7,098
Loss on disposal of property, equipment, and software						15
Interest expense, net						21,105
Income tax expense						3,152
Adjusted EBITDA	$59,166	$(3,366)	$5,303	$2,591	$(19,668)	$44,026
(1) These expenses consist of costs related to the Senior Secured Credit Facility and non-restructuring severance expenses.

Three Months Ended March 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(7,025)
Share-based compensation expense						2,143
Non-recurring expenses (1)						703
Depreciation and amortization						6,679
Loss on disposal of property, equipment, and software						384
Interest expense, net						12,179
Income tax benefit						(2,846)
Adjusted EBITDA	$39,950	$(7,768)	$(2,662)	$1,150	$(18,453)	$12,217
(1) These expenses primarily consist of costs related to the change in administrative agent with respect to the Senior Secured Credit Facility and severance expenses.

Nine Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(10,706)
Share-based compensation expense						8,525
Transaction costs(1)						3,003
Depreciation and amortization						21,087
Loss on disposal of property, equipment, and software						386
Interest expense, net						58,885
Income tax benefit						(1,053)
Adjusted EBITDA	$138,933	$(24,456)	$16,371	$7,315	$(58,036)	$80,127
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

Nine Months Ended March 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(192,820)
Share-based compensation expense						6,252
Non-recurring expenses(1)						2,857
Depreciation and amortization						17,957
Loss on disposal of property, equipment, and software						739
Interest expense, net						31,300
Income tax benefit						(65,984)
Adjusted EBITDA	$(129,311)	$(20,113)	$(701)	$3,957	$(53,531)	$(199,699)
(1) These expenses primarily consist of costs incurred for the Second Amendment, costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds, costs related to the change in administrative agent with respect to the Senior Secured Credit Facility, and severance expenses.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2023		2022		2023		2022
Revenue
Commission	$197,258	66%	$221,764	81%	$533,627	68%	$492,528	79%
Pharmacy	66,948	22%	18,478	7%	159,641	20%	31,715	5%
Other	35,192	12%	34,097	12%	87,802	12%	100,412	16%
Total revenue	299,398	100%	274,339	100%	781,070	100%	624,655	100%
Operating costs and expenses
Cost of revenue	79,186	26%	96,491	35%	235,827	30%	319,469	51%
Cost of goods sold—pharmacy revenue	62,302	21%	19,294	7%	154,753	20%	34,338	5%
Marketing and advertising	90,205	31%	125,082	46%	237,724	31%	409,005	66%
Selling, general, and administrative	27,544	9%	24,705	9%	86,662	11%	70,495	11%
Technical development	6,434	2%	6,436	2%	18,860	2%	18,675	3%
Total operating costs and expenses	265,671	89%	272,008	99%	733,826	94%	851,982	136%
Income (loss) from operations	33,727	11%	2,331	1%	47,244	6%	(227,327)	(36)%
Interest expense, net	(21,105)	(7)%	(12,179)	(4)%	(58,885)	(7)%	(31,300)	(5)%
Other income (expense), net	(206)	—%	(23)	—%	(118)	—%	(177)	—%
Income (loss) before income tax expense (benefit)	12,416	4%	(9,871)	(3)%	(11,759)	(1)%	(258,804)	(41)%
Income tax expense (benefit)	3,152	1%	(2,846)	(1)%	(1,053)	—%	(65,984)	(10)%
Net income (loss)	$9,264	3%	$(7,025)	(2)%	$(10,706)	(1)%	$(192,820)	(31)%

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Commission	$197,258	$221,764	(11)%	$533,627	$492,528	8%
Pharmacy	66,948	18,478	262%	159,641	31,715	403%
Other	35,192	34,097	3%	87,802	100,412	(13)%
Total revenue	$299,398	$274,339	9%	$781,070	$624,655	25%

Three Months Ended March 31, 2023 and 2022–Commission revenue decreased $24.5 million, or 11%, for the three months ended March 31, 2023, and included decreases in Senior and Life commission revenue of $25.9 million and $3.1 million, respectively, and an increase in Auto & Home commission revenue of $1.4 million. The decrease in Senior revenue was driven by a 22% decrease in approved policies offset by a 10% increase in LTV’s and higher commission rates. Life’s revenue decrease was primarily driven by a $5.0 million decrease in final expense revenue, offset by a $1.9 million increase in term revenue. The $48.5 million increase in pharmacy revenue was due to the increase in members from March 31, 2022, and the expansion of the SelectRx business. The $1.1 million increase in other revenue was primarily driven by a $4.0 million increase in production bonus revenue, partially offset by a $2.7 million decrease in external lead generation revenue and a decrease in Population Health revenue of $0.8 million.

Nine Months Ended March 31, 2023 and 2022–Commission revenue increased $41.1 million, or 8%, for the nine months ended March 31, 2023, and included increases in Senior and Auto & Home commission revenue of $39.5 million and $2.8 million, respectively, offset by a decrease in Life commission revenue of $6.6 million. For Senior, excluding the $145.0 million cohort adjustment recorded during the nine months ended March 31, 2022, commission revenue decreased $105.5 million during the nine months ended March 31, 2023, which was driven by a 21% decrease in approved policies and a 1% reduction in LTV’s, partially offset by higher commission rates. Life’s revenue decline was primarily driven by a $7.8 million decrease in final expense revenue. The $127.9 million increase in pharmacy revenue was due to the increase in members from March 31, 2022, and the expansion of the SelectRx business. The $12.6 million decrease in other revenue was primarily driven by an $11.5 million decrease in external lead generation revenue and a $2.9 million decrease in production bonus revenue, offset by an increase in Population Health revenue of $1.8 million.

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

The following table presents our cost of revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Cost of revenue	$79,186	$96,491	(18)%	$235,827	$319,469	(26)%

Three Months Ended March 31, 2023 and 2022–Cost of revenue decreased $17.3 million, or 18%, for the three months ended March 31, 2023, primarily due to a $13.3 million decrease in compensation costs, a $1.3 million decrease in licensing costs, and $2.4 million decrease in allocations for facilities, telecommunications, and software maintenance costs, all of which is due to the reduction in our agent headcount.

Nine Months Ended March 31, 2023 and 2022–Cost of revenue decreased $83.6 million, or 26%, for the nine months ended March 31, 2023, primarily due to a $61.4 million decrease in compensation costs, an $11.9 million decrease in licensing costs, and a $10.3 million decrease in allocations for facilities, telecommunications, and software maintenance costs, all of which is due to the reduction in our agent headcount.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Cost of goods sold—pharmacy revenue	$62,302	$19,294	223%	$154,753	$34,338	351%

Three Months Ended March 31, 2023 and 2022–Cost of goods sold-pharmacy revenue increased $43.0 million, or 223%, for the three months ended March 31, 2023, due to a $37.2 million increase in medication costs, a $1.8 million increase in shipping and fulfillment costs, and a $2.6 million increase in compensation costs as the number of SelectRx members increased 165% over the prior year.

Nine Months Ended March 31, 2023 and 2022–Cost of goods sold-pharmacy revenue increased $120.4 million, or 351%, for the nine months ended March 31, 2023, due to a $96.6 million increase in medication costs, a $5.5 million increase in shipping and fulfillment costs, and a $14.4 million increase in compensation costs as the number of SelectRx members increased 165% over the prior year.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Marketing and advertising	$90,205	$125,082	(28)%	$237,724	$409,005	(42)%

Three Months Ended March 31, 2023 and 2022–Marketing and advertising expenses decreased $34.9 million, or 28%, for the three months ended March 31, 2023, due to a $34.1 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy, as well as a $0.8 million decrease in compensation costs. However, we’ve seen an increase in marketing efficiency as our CAC per approved policy has decreased due to improved agent close rates as a result of increased focus on agent training and development.

Nine Months Ended March 31, 2023 and 2022–Marketing and advertising expenses decreased $171.3 million, or 42%, for the nine months ended March 31, 2023, due to a $162.4 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy, as well as a $8.4 million decrease in compensation and benefits. However, we’ve seen an increase in marketing efficiency as our CAC per approved policy has decreased due to improved agent close rates as a result of increased focus on agent training and development.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Selling, general, and administrative	$27,544	$24,705	11%	$86,662	$70,495	23%

Three Months Ended March 31, 2023 and 2022–Selling, general, and administrative expenses increased $2.8 million, or 11%, for the three months ended March 31, 2023, primarily due to a $2.7 million increase in compensation costs, mostly related to the expansion of SelectRx.

Nine Months Ended March 31, 2023 and 2022–Selling, general, and administrative expenses increased $16.2 million, or 23%, for the nine months ended March 31, 2023, primarily due to $14.6 million increase in compensation costs, mostly related to the expansion of SelectRx.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining, and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Technical development	$6,434	$6,436	—%	$18,860	$18,675	1%

Three and Nine Months Ended March 31, 2023 and 2022–Technical development expenses remained flat for the three and nine months ended March 31, 2023.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Interest expense, net	$(21,105)	$(12,179)	73%	$(58,885)	$(31,300)	88%

Three Months Ended March 31, 2023 and 2022–Interest expense increased $8.9 million, or 73%, for the three months ended March 31, 2023, primarily as a result of interest incurred on the Term Loans due to additional principal outstanding and changes under the Fourth Amendment, as well as the amortization of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, all of which was partially offset by interest income received from the interest rate swap and on our money market account.

Nine Months Ended March 31, 2023 and 2022–Interest expense increased $27.6 million, or 88%, for the nine months ended March 31, 2023, primarily as a result of interest incurred on the Term Loans due to additional principal outstanding and changes under the Fourth Amendment, as well as the amortization and write-off of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, all of which was partially offset by interest income received from the interest rate swap and on our money market account.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Income tax expense (benefit)	$3,152	$(2,846)	(211)%	$(1,053)	$(65,984)	(98)%
Effective tax rate	25.4%	28.8%		8.9%	25.5%

Three Months Ended March 31, 2023 and 2022–For the three months ended March 31, 2023 and 2022, we recognized income tax expense (benefit) of $3.2 million and $(2.8) million, respectively, representing effective tax rates of 25.4% and 28.8%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2022, were primarily related to state income taxes.

Nine Months Ended March 31, 2023 and 2022–For the nine months ended March 31, 2023 and 2022, we recognized income tax benefits of $1.1 million and $66.0 million, respectively, representing effective tax rates of 8.9% and 25.5%, respectively. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2022, were primarily related to state income taxes.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$185,200	$70,725	$36,950	$8,238	$(1,715)	(1)	$299,398
Operating expenses	(126,034)	(74,091)	(31,446)	(5,648)	(17,947)	(2)	(255,166)
Other income (expense), net	—	—	(201)	1	(6)		(206)
Adjusted EBITDA	$59,166	$(3,366)	$5,303	$2,591	$(19,668)		44,026
Share-based compensation expense							(2,959)
Non-recurring expenses (3)							(433)
Depreciation and amortization							(7,098)
Loss on disposal of property, equipment, and software							(15)
Interest expense, net							(21,105)
Income tax expense							(3,152)
Net income							$9,264
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.6 million in salaries and benefits for certain general, administrative, and IT related departments and $4.6 million in professional services fees.
(3) These expenses consist of costs related to the Senior Secured Credit Facility and non-restructuring severance expenses.

Three Months Ended March 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$210,973	$23,123	$38,625	$7,152	$(5,534)	(1)	$274,339
Operating expenses	(171,023)	(30,891)	(41,287)	(6,002)	(12,896)	(2)	(262,099)
Other expenses, net	—	—	—	—	(23)		(23)
Adjusted EBITDA	$39,950	$(7,768)	$(2,662)	$1,150	$(18,453)		12,217
Share-based compensation expense							(2,143)
Non-recurring expenses (3)							(703)
Depreciation and amortization							(6,679)
Loss on disposal of property, equipment, and software							(384)
Interest expense, net							(12,179)
Income tax benefit							2,846
Net loss							$(7,025)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for referrals from Senior to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $12.0 million in salaries and benefits for certain general, administrative, and IT related departments and $4.1 million in professional services fees.
(3) These expenses primarily consist of costs related to the change in administrative agent with respect to the Senior Secured Credit Facility and severance expenses.

Nine Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$486,541	$169,270	$107,780	$23,128	$(5,649)	(1)	$781,070
Operating expenses	(347,608)	(193,726)	(91,409)	(15,812)	(52,270)	(2)	(700,825)
Other income (expense), net	—	—	—	(1)	(117)		(118)
Adjusted EBITDA	$138,933	$(24,456)	$16,371	$7,315	$(58,036)		80,127
Share-based compensation expense							(8,525)
Transaction costs(3)							(3,003)
Depreciation and amortization							(21,087)
Loss on disposal of property, equipment, and software							(386)
Interest expense, net							(58,885)
Income tax benefit							1,053
Net loss							$(10,706)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $36.8 million in salaries and benefits for certain general, administrative, and IT related departments and $13.8 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

Nine Months Ended March 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$459,272	$40,183	$116,645	$20,755	$(12,200)	(1)	$624,655
Operating expenses	(588,583)	(60,296)	(117,346)	(16,798)	(41,154)	(2)	(824,177)
Other expenses, net	—	—	—	—	(177)		(177)
Adjusted EBITDA	$(129,311)	$(20,113)	$(701)	$3,957	$(53,531)		(199,699)
Share-based compensation expense							(6,252)
Non-recurring expenses (3)							(2,857)
Depreciation and amortization							(17,957)
Loss on disposal of property, equipment, and software							(739)
Interest expense, net							(31,300)
Income tax benefit							65,984
Net loss							$(192,820)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $33.6 million in salaries and benefits for certain general, administrative, and IT related departments and $13.1 million in professional services fees.

(3) These expenses primarily consist of costs incurred for the Second Amendment, costs related to the acquisitions of Express Med Pharmaceuticals and Simple Meds, costs related to the change in administrative agent with respect to the Senior Secured Credit Facility, and severance expenses.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Senior:
Commission revenue:
Medicare advantage	$156,014	$176,603	$(20,589)	(12)%	$412,850	$355,949	$56,901	16%
Medicare supplement	417	912	(495)	(54)%	1,588	4,849	(3,261)	(67)%
Prescription drug plan	203	393	(190)	(48)%	481	1,393	(912)	(65)%
Dental, vision, and health	1,185	4,150	(2,965)	(71)%	3,203	12,285	(9,082)	(74)%
Other commission revenue	726	2,339	(1,613)	(69)%	2,162	6,265	(4,103)	(65)%
Total commission revenue	158,545	184,397	(25,852)	(14)%	420,284	380,741	39,543	10%
Total other revenue	26,655	26,576	79	—%	66,257	78,531	(12,274)	(16)%
Total Senior revenue	185,200	210,973	(25,773)	(12)%	486,541	459,272	27,269	6%
Healthcare Services:
Total pharmacy revenue	66,948	18,478	48,470	262%	159,641	31,715	127,926	403%
Total other revenue	3,777	4,645	(868)	(19)%	9,629	8,468	1,161	14%
Total Healthcare Services revenue	70,725	23,123	47,602	206%	169,270	40,183	129,087	321%
Life:
Commission revenue:
Term	17,678	15,779	1,899	12%	49,371	48,151	1,220	3%
Final expense	13,804	18,851	(5,047)	(27)%	44,357	52,133	(7,776)	(15)%
Total commission revenue	31,482	34,630	(3,148)	(9)%	93,728	100,284	(6,556)	(7)%
Total other revenue	5,468	3,995	1,473	37%	14,052	16,361	(2,309)	(14)%
Total Life revenue	36,950	38,625	(1,675)	(4)%	107,780	116,645	(8,865)	(8)%
Auto & Home:
Total commission revenue	7,895	6,539	1,356	21%	21,940	19,187	2,753	14%
Total other revenue	343	613	(270)	(44)%	1,188	1,568	(380)	(24)%
Total Auto & Home revenue	8,238	7,152	1,086	15%	23,128	20,755	2,373	11%
Eliminations:
Total commission revenue	(664)	(3,802)	3,138	(83)%	(2,325)	(7,684)	5,359	(70)%
Total other revenue	(1,051)	(1,732)	681	(39)%	(3,324)	(4,516)	1,192	(26)%
Total Elimination revenue	(1,715)	(5,534)	3,819	(69)%	(5,649)	(12,200)	6,551	(54)%
Total commission revenue	197,258	221,764	(24,506)	(11)%	533,627	492,528	41,099	8%
Total pharmacy revenue	66,948	18,478	48,470	262%	159,641	31,715	127,926	403%
Total other revenue	35,192	34,097	1,095	3%	87,802	100,412	(12,610)	(13)%
Total revenue	$299,398	$274,339	$25,059	9%	$781,070	$624,655	$156,415	25%

Revenue by Segment

Three Months Ended March 31, 2023 and 2022–Revenue from Senior was $185.2 million for the three months ended March 31, 2023, a $25.8 million, or 12%, decrease compared to revenue of $211.0 million for the three months ended March 31, 2022. The decrease was due to an $25.9 million, or 14%, decrease in commission revenue and a $3.4 million decrease in lead generation revenue earned, partially offset by a $2.9 million increase in marketing development funds received.

Revenue from Healthcare Services was $70.7 million for the three months ended March 31, 2023, a $47.6 million, or 206%, increase compared to revenue of $23.1 million for the three months ended March 31, 2022, primarily due to a $48.5 million increase in SelectRx pharmacy revenue.

Revenue from Life was $37.0 million for the three months ended March 31, 2023, a $1.7 million, or 4%, decrease compared to revenue of $38.6 million for the three months ended March 31, 2022, in line with our updated operating strategy to stabilize our distribution business.

Revenue from Auto & Home was $8.2 million for the three months ended March 31, 2023, a $1.1 million, or 15%, increase compared to revenue of $7.2 million for the three months ended March 31, 2022, in line with our updated operating strategy to stabilize our distribution business.

Nine Months Ended March 31, 2023 and 2022–Revenue from Senior was $486.5 million for the nine months ended March 31, 2023, a $27.3 million, or 6%, increase compared to revenue of $459.3 million for the nine months ended March 31, 2022. The increase was due to a $39.5 million, or 10%, increase in commission revenue, partially offset by a $12.6 million decrease in lead generation revenue.

Revenue from Healthcare Services was $169.3 million for the nine months ended March 31, 2023, a $129.1 million, or 321%, increase compared to revenue of $40.2 million for the nine months ended March 31, 2022, primarily due to a $127.9 million increase in SelectRx pharmacy revenue.

Revenue from Life was $107.8 million for the nine months ended March 31, 2023, a $8.9 million, or 8%, decrease compared to revenue of $116.6 million for the nine months ended March 31, 2022, in line with our updated operating strategy to stabilize our distribution business.

Revenue from Auto & Home was $23.1 million for the nine months ended March 31, 2023, a $2.4 million, or 11%, increase compared to revenue of $20.8 million for the nine months ended March 31, 2022, in line with our updated operating strategy to stabilize our distribution business.

Adjusted EBITDA by Segment

Three Months Ended March 31, 2023 and 2022–Adjusted EBITDA from Senior was $59.2 million for the three months ended March 31, 2023, a $19.2 million increase compared to Adjusted EBITDA of $40.0 million for the three months ended March 31, 2022. The increase was due to a $25.8 million decrease in revenue and a $45.0 million decrease in operating costs and expenses, primarily due to a $30.0 million reduction in marketing and advertising costs, a $11.4 million reduction in compensation costs, and a $1.1 million reduction in licensing fees, all of which support our updated operating strategy.

Adjusted EBITDA from Healthcare Services was $(3.4) million for the three months ended March 31, 2023, a $4.4 million increase compared to Adjusted EBITDA of $(7.8) million for the three months ended March 31, 2022. The increase was due to a $43.2 million increase in operating costs and expenses primarily as a result of the $37.2 million increase in medication costs and a $3.8 million increase in compensation costs in support of the growth of Healthcare Services. The increase in operating costs and expenses was offset by the $47.6 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $5.3 million for the three months ended March 31, 2023, a $8.0 million increase compared to Adjusted EBITDA of $(2.7) million for the three months ended March 31, 2022. The increase was due to a $9.8 million decrease in operating costs and expenses primarily due to a $7.8 million reduction in marketing and advertising costs, which supports our updated operating strategy. The decrease in operating costs and expenses was offset by the $1.7 million decrease in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $2.6 million for the three months ended March 31, 2023, a $1.4 million, or 125%, increase compared to Adjusted EBITDA of $1.2 million for the three months ended March 31, 2022. The increase was due to a $1.1 million increase in revenue and a $0.4 million decrease in operating costs and expenses primarily due to a $0.3 million decrease in marketing and advertising costs, which supports our updated operating strategy.

Nine Months Ended March 31, 2023 and 2022–Adjusted EBITDA from Senior was $138.9 million for the nine months ended March 31, 2023, a $268.2 million increase compared to Adjusted EBITDA of $(129.3) million for the nine months ended March 31, 2022. The increase was due to a $27.3 million increase in revenue and a $241.0 million decrease in operating costs and expenses primarily due to a $148.6 million reduction in marketing and advertising costs, a $68.8 million reduction in compensation costs, and a $10.2 million reduction in licensing fees, all of which support our updated operating strategy.

Adjusted EBITDA from Healthcare Services was $(24.5) million for the nine months ended March 31, 2023, a $4.3 million decrease compared to Adjusted EBITDA of $(20.1) million for the nine months ended March 31, 2022. The decrease was due to a $133.4 million increase in operating costs and expenses primarily as a result of the $96.6 million increase in medication costs, $27.9 million increase in compensation costs, and $5.3 million increase in fulfillment costs in support of the growth of Healthcare Services. The increase in operating costs and expenses was offset by the $129.1 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $16.4 million for the nine months ended March 31, 2023, a $17.1 million increase compared to Adjusted EBITDA of $(0.7) million for the nine months ended March 31, 2022. The increase was due to a $25.9 million decrease in operating costs and expenses primarily due to a $21.3 million reduction in marketing and advertising costs and a $3.8 million reduction in compensation costs, all of which support our updated operating strategy. The decrease in operating costs and expenses was offset by the $8.9 million decrease in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $7.3 million for the nine months ended March 31, 2023, a $3.4 million, or 85%, increase compared to Adjusted EBITDA of $4.0 million for the nine months ended March 31, 2022. The increase was due to a $2.4 million increase in revenue and a $1.0 million decrease in operating costs and expenses due to a $1.1 million reduction in marketing and advertising costs and a $0.2 million reduction in compensation costs, partially offset by an increase in fulfillment costs of $0.4 million, all of which support our updated operating strategy.

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

Cash Flows

As of March 31, 2023, and June 30, 2022, our cash and cash equivalents totaled $92.0 million and $141.0 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Nine Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(12,835)	$(284,362)
Net cash used in investing activities	(6,860)	(40,012)
Net cash (used in) provided by financing activities	(29,254)	237,279

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

Nine Months Ended March 31, 2023—Net cash used in operating activities was $12.8 million, consisting of net loss of $10.7 million, adjustments for non-cash items of $47.1 million, and cash used in operating assets and liabilities of $49.2 million. Adjustments for non-cash items primarily consisted of $21.1 million of depreciation and amortization, $8.5 million of share-based compensation expense, $8.5 million of accrued interest payable in kind on the Term Loans, $6.3 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility, and $3.1 million of non-cash lease expense, offset by $1.4 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $62.7 million in accounts receivable, net and a decrease of $8.9 million in other liabilities, partially offset by a decrease of $17.1 million in commissions receivable and an increase of $6.4 million in accounts payable and accrued expenses.

Nine Months Ended March 31, 2022—Cash used in operating activities was $284.4 million, consisting of net loss of $192.8 million, adjustments for non-cash items of $34.1 million, and cash used in operating assets and liabilities of $57.4 million. Adjustments for non-cash items primarily consisted of $66.4 million in deferred income taxes, offset by $18.0 million of depreciation and amortization related to additional fixed assets purchases to accommodate our growth in headcount, internally developed software in service, and SelectRx infrastructure, $6.3 million of share-based compensation expense, $4.2 million of amortization of debt issuance costs and debt discount as a result of amendments to the Senior Secured Credit Facility, and $3.1 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $59.8 million in accounts receivable and $8.3 million in other assets related to an increase in inventory for SelectRx and an increase in prepaid expenses, partially offset by a decrease of $7.6 million in commissions receivable and increases of $8.1 million in accounts payable and accrued expenses, all driven by the increased marketing and personnel costs for AEP and OEP.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Nine Months Ended March 31, 2023—Net cash used in investing activities of $6.9 million was due to $1.1 million of purchases of property and equipment, primarily to support the growth of SelectRx infrastructure, and $5.8 million in purchases of software and capitalized internal-use software development costs.

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

Nine Months Ended March 31, 2023—Net cash used in financing activities of $29.3 million was primarily due to $10.1 million of debt issuance costs related to the Fourth Amendment to the Senior Secured Credit Facility, $17.8 million of principal payments on the Term Loans, and $2.3 million of holdback remitted as part of the Express Med acquisition, partially offset by $1.2 million in proceeds from common stock options exercised and the employee stock purchase plan.

Nine Months Ended March 31, 2022—Net cash provided by financing activities of $237.3 million was primarily due to $242.0 million in net proceeds from the DDTL Facility and $3.2 million in proceeds from common stock options exercised and the employee stock purchase plan, partially offset by a holdback settlement of $5.5 million for acquisition of a lead distribution company, principal payments of $1.8 million and $0.0 million on the Term Loans and DDTL Facility, respectively, and $0.3 million in debt issuance costs related to the Second Amendment and Third Amendment to the Senior Secured Credit Facility.

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2023. As of March 31, 2023, there was $703.9 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

Contractual Obligations

Other than the discussions in Note 8 and Note 10 to the condensed consolidated financial statements, as of March 31, 2023, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

As a result of the remediation activities and controls described above, as previously disclosed in the Company’s Quarterly Report on Form 10-Q as of December 31, 2022, we have remediated the material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report and subsequent periodic filings. Before investing in our securities, we recommend that investors carefully consider the risks described in our Annual Report, including those under the heading “Risk Factors.” Realization of any of these risks and any additional risks and uncertainties not currently known to us or that we have deemed to be immaterial could have a material adverse effect on our business, financial condition, or results of operations.

Our Senior segment is subject to a complex legal and regulatory framework, and non-compliance with or changes in laws and regulations governing the marketing and sale of Medicare plans and other healthcare-related products and services could harm our business, operating results, financial condition and prospects.

Our Senior segment is subject to a complex legal and regulatory framework, and the laws and regulations governing the marketing and sale of Medicare plans, particularly with respect to regulations and guidance issued by CMS related to Medicare Advantage and Medicare Part D prescription drug plans, change frequently. For example, in April 2023, CMS finalized rules that could increase compliance costs and otherwise impact our business results by, among other things, requiring new disclosures that could make certain forms of marketing less practicable and potentially requiring a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary. These and any other changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation or the manner in which they are enforced could harm our business, operating results, financial condition and prospects.

In addition, changes to laws, regulations, CMS guidance or the enforcement or interpretation of CMS guidance applicable to our Senior segment could cause insurance carriers or state departments of insurance to object to or not to approve aspects of our marketing materials and processes. As a result, those authorities may determine that certain aspects of our Senior segment are not in compliance with the current legal and regulatory framework. Any such determinations could delay or halt the operation of our Senior segment, which would harm our business, operating results, financial condition and prospects, particularly if such delay or halt occurred during the Medicare annual or open enrollment periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2023, the Company entered into the Fifth Amendment to the Senior Secured Credit Facility. For further information about the Fifth Amendment, see “Senior Secured Credit Facility” under Note 7 to the condensed consolidated financial statements above.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1	Fifth Amendment to Credit Agreement, dated as of May 5, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent
10.2#	Executive Employment Agreement, dated as of February 10, 2023, by and between SelectQuote Insurance Services and Ryan M. Clement*
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#     Indicates management contract or compensatory plan.

*    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

SELECTQUOTE, INC.
May 10, 2023	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer