Form 10-K
period 2023-06-30
SelectQuote, Inc.
filed 2023-09-13
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2022, the last business day of our most recently completed second fiscal quarter, based on the closing price of $0.67 reported by the New York Stock Exchange on that date, was $91,438,532. Solely for the purposes of this calculation, the Registrant has excluded shares held by the Registrant's directors and executive officers as of December 31, 2022. Such exclusion shall not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

The registrant had outstanding 167,693,131 shares of common stock as of August 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (its “2023 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

SelectQuote, Inc. (together with its subsidiaries, “SelectQuote”, the “Company”, “we”, “us”) is a leading technology-enabled, direct-to-consumer (“DTC”) distribution and engagement platform for insurance products and healthcare services. Our insurance distribution business, which has operated continuously for over 35 years, allows consumers to transparently and conveniently shop for senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high-quality consumer leads sourced from a wide variety of online and offline marketing channels including digital marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channels, benefiting from over 35 years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with a sales agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as “policyholder lifetime value”, and which is a key component to our overall profitability.

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

SelectQuote has a long history of successful DTC product distribution and consumer engagement, and we bring this same capability to healthcare. We saw a large opportunity to leverage our existing customer base and distribution model to improve access to healthcare services for our consumers and to create value for SelectQuote shareholders. Our value lies in our ability to engage the consumer, capture critical self-reported information in real-time, and then take action on that information to offer each consumer personalized solutions. We seek to provide senior consumers with a wide breadth of products supporting their needs and helping our partners accelerate growth. Through SelectRx, our accredited Patient-Centered Pharmacy Home (“PCPH”) pharmacy, we have demonstrated the ability to leverage SelectQuote’s consumer engagement to drive immediate value. We are well-positioned to drive value due to SelectQuote’s existing operational infrastructure. We are focused on identifying opportunities that provide significant value to the consumer at high revenue/margin profile.

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

Founded over 35 years ago as what we believe was the first DTC term life insurance exchange platform in the United States, our technology-driven, differentiated model allows consumers to easily compare pricing and policy options from over 70 of the nation’s leading insurance carriers. Working in tandem, our agents and technology systems are the foundation of our business. Our highly trained licensed agents are subject matter experts in the products they sell, and this, in combination with our purpose-built software and business process, differentiates the service we provide to consumers relative to other insurance distributors or “online only” offerings. We believe providing personalized advice and guidance from policy research to enrollment is a key differentiator in the senior health market as consumers tend to prefer or require more personalized attention to navigate increasingly complex and ever-changing coverage options. Our agents are trained to offer unbiased advice in order to be more aligned to the specific needs of each customer.

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

DTC distribution is becoming an increasingly important part of the overall distribution strategies of insurance carriers as they drive to lower customer acquisition costs. Internet and mobile devices enable distributors to target and reach consumers directly in a highly controlled and efficient manner. Our software allows our agents to have more effective interactions with customers, driving agent productivity, sales volume, and providing an attractive distribution alternative for our insurance carrier partners. While traditional insurance distributors use a time-intensive, in-person purchasing process, consumers are increasingly researching insurance policies for their needs online and, ultimately, purchasing through DTC channels. Platforms like ours are well positioned to serve these customers as we allow consumers to compare insurance in a transparent manner, without having to solicit individual quotes from carriers in the market or rely on the options presented by a traditional insurance distributor and to do so from the comfort of their homes.

Our systems allow us to gain valuable insights from the rich sources of consumer information we have gathered over more than three decades, and we use data analytics and proprietary algorithms to enhance our sales and marketing strategies in an effort to maximize our return on our marketing spend and enhance our agents’ close rates. As we have grown, we have continued to gather valuable data that has allowed us to further enhance our algorithms. Accordingly, we have been able to improve our lead acquisition efficiency and scoring and workflow processing capabilities, which has enabled us to serve customers more efficiently and has improved the value proposition we offer to our insurance carrier partners. As our value proposition has grown, our insurance carrier partners have come to rely more on our distribution capabilities and have partnered with us more deeply in product design, helping fuel our growth. We expect this virtuous cycle to continue as we execute on our mission.

Additionally, in recent years, we have been able to capitalize on the adaptability of our proprietary technology and the thousands of consumers we connect with daily by offering additional healthcare services to improve patient’s health outcomes while deepening the relationship with our insurance carrier partners.

Our Agents

The insurance products we sell are often complicated, and each consumer’s situation is unique. We believe the most effective method for matching products with each consumer’s needs requires the attention of highly trained and skilled agents, and we believe this training and expertise differentiates us from the traditional distribution model. Each of our lines of business has dedicated licensed agents who are subject matter experts in that line, which allows them to provide deep expertise and helpful advice that are specific to a client’s needs. We have developed what we believe is a best-in-class talent management system that allows us to recruit from across the United States and build and retain top agents. We provide each new agent with up to 10 weeks of proprietary in-house training, which is later supplemented by ongoing training during the agent’s full-time employment. Our training is designed to ensure that every agent is well-equipped with a deep understanding of the products they sell and the customer service and sales skills necessary to best service the customer. A goal of ours is that every agent in whom we invest will build a long and rewarding career with us.

Our agents are segmented into multiple levels based on their productivity, with the most productive agents given first access to the highest quality leads. In our Senior segment, level one agents demonstrate higher productivity, close rates, retention rates, and lower attrition than similarly situated Senior agents in levels below them. Essentially, this process allows us to match a lead with the appropriate agent and to optimize our agent’s most valuable asset: time. Each agent guides the potential customer through tailored policy options and provides education on complex senior health, life, and auto & home products, thereby helping consumers select the option that best suits their needs and circumstances. This personalized approach enhances the customer experience, and when customers are satisfied, their propensity to switch policies decreases, which extends the renewal revenue stream paid to us by our insurance carrier partners and enhances the lifetime value of policyholder relationships. Our processes and technologies come together to drive strong economic results, allowing us to reward top agents with market-leading pay.

In addition to the agents who sell insurance products, we have added customer success agents (“CSA”) to work with our consumers in our healthcare services business. CSA’s enroll members into our free Population Health service and then capture critical self-reported information in real-time and use that data to take a proactive and personalized approach to healthcare. CSA’s address gaps in care and social determinants of health to help consumers understand the benefits available under their health plans, complete health risk assessments (“HRA”) on members, transfer them to value-based care (“VBC”) providers for a variety of healthcare-related services, and introduce them to the pharmacy services we offer through SelectRx. Our agents are also proactive in their outreach throughout the year which creates a deeper relationship with our consumers.

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

Lead Acquisition: We utilize a broad policyholder acquisition funnel strategy, generating new business leads through a wide variety of online and offline marketing channels, such as digital marketing, television, radio advertising and third-party marketing partners. Our software continuously monitors the cost of acquiring customers and uses our algorithm to dynamically adjust our bids for specific leads based on our expectation of the lead’s lifetime value. As we continue to operate, these algorithms feed a vast and ever growing pool of millions of data points, which, with the assistance of our team of highly skilled data scientists, enhances our ability to more accurately estimate a new lead’s lifetime value and enables us to make more informed decisions when generating leads. Our data science team creates algorithms that support lead buying, scoring and routing and consumer lifecycle management of closed leads. We believe what sets us apart from our competitors is our more than 35 years of proprietary data that our data scientists use as part of our bidding strategy for purchased leads, grouping phone and web leads by likelihood to purchase specific products, scoring phone and web leads using historical performance of similar leads based on demographics, tiering leads for routing to the corresponding agent levels, and performing predictive analysis of current customers’ persistency.

Lead Management & Routing: Regardless of how a lead is generated, our proprietary software will score the lead in real time based on multiple factors, then route the lead to the most appropriate agent to maximize expected policyholder lifetime value. This works in tandem with our customized, purpose-built lead routing and workflow management technology. Based on lead score, agent level, and agent availability, our software quickly assigns these leads to a licensed agent. We believe that our use of proprietary technology to monitor, segment and enhance agent performance, such as through real-time lead routing to the most effective agents, is a key driver of our business performance.

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

Our Products

The core products we distribute on behalf of our insurance carrier partners are needs-based and critical to the overall financial well-being of consumers and the protection of their most valued assets: their families, their health and their property. Increasing household financial obligations, rising healthcare costs, importance of health and well-being, and government and lender mandates for certain insurance coverage drive the need for the insurance products we distribute. These products are underwritten by our carefully selected insurance carrier partners across our three insurance distribution segments: Senior, Life, and Auto & Home. Additionally, through our Healthcare Services segment, we offer pharmaceutical and other healthcare-related services.

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare (“UHC”), Humana, and Wellcare. MA and MS plans accounted for 89% of our approved Senior policies for the year ended June 30, 2023, with other ancillary type policies accounting for the remainder.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.2 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 47% of new premium within Life for the year ended June 30, 2023, with final expense policies accounting for 53%.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 74% of new premium within the Auto & Home segment for the year ended June 30, 2023, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

Healthcare Services, launched in 2021, includes SelectRx and Population Health, and was previously included under the Senior segment (refer to Note 16 to the consolidated financial statements for further information on the change in segments). SelectRx focuses on providing specialized services to medically complex Medicare Advantage patients managing polypharmacy and multiple chronic conditions in their home. SelectRx engages virtually with patients to ensure accurate prescription records are maintained and to improve prescription drug adherence through customized engagement. SelectRx provides a personalized clinical approach driven by our technology platform to track adherence with the pharmaceutical packing and distribution facility. Population Health engages the consumer to capture self-reported information in real-time and use that data to take a proactive and personalized approach to healthcare. We seek to provide senior consumers with a wide breadth of products supporting their needs and helping our partners accelerate growth. Population Health contracts with insurance carriers to complete HRA’s on members, partners with VBC providers for a variety of healthcare-related services, and introduces members to the pharmacy services we offer through SelectRx. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for Medicare-eligible members.

Our Partners

We maintain long-standing, deeply integrated relationships with approximately 70 of the nation’s leading insurance carriers, who have some of the industry’s most widely recognizable brands, including approximately 25 insurance carrier partners in our Senior segment, approximately 20 insurance carrier partners in our Life segment, and approximately 25 insurance carrier partners in our Auto & Home segment. During our most recent fiscal years, our primary insurance carrier partners in our Senior segment were carriers owned by UnitedHealthcare, Humana, WellCare, and Aetna, the primary insurance carrier partners in our Life segment were carriers owned by Mutual of Omaha, CUNA, and Pacific Life, and the primary insurance carrier partners in our Auto & Home segment were Travelers, SafeCo, and Progressive. These high-quality relationships have resulted in strong insurance carrier retention rates and the fact that we have never been dropped by an insurance carrier partner. We believe carriers see our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own models, and provide us, in some cases, with marketing development funds as additional compensation to deliver policies. Marketing development funds are similar to production bonuses in that they are based on attaining various predetermined target sales levels or other agreed-upon objectives for individual insurance carrier partners. Our insurance carrier partners are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate significant revenues directly from the consumers to whom we sell insurance policies on behalf of our insurance carrier partners.

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

As we continue to grow Population Health, we have also formed partnerships with several value-based care providers as well as providers of social resources that support improved health outcomes. Example Population Health partners include primary care providers OakStreet, ChenMed, and One Medical, as well as several other providers of various services.

Our Market Opportunity

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. We base our market opportunity estimates on third-party demographic data, our historical policy revenue experience, and customer retention expectations. According to the Kaiser Family Foundation, the number of Medicare beneficiaries is projected to grow from 63 million in 2020 to over 93 million in 2060. We believe this addressable market, which is the core focus of the products we distribute, presents an annual commission revenue opportunity of approximately $30 billion for our Senior segment. Further, we estimate the total addressable market for Healthcare Services to be in excess of $1 trillion. We expect these markets will continue to grow, in part due to a number of highly attractive demographic trends. The products marketed by our Life and Auto & Home segments also address large markets that present additional opportunities for growth, with annual commission revenue opportunities of approximately $105 billion and $47 billion, respectively. In each of our four segments, we estimate our market share to be less than 2.5%, and we believe we can benefit from greater market penetration in addition to underlying market growth. For additional information about our growth opportunities, see below under the heading “Our Growth Strategy.”

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 13% in 2010 to 17% in 2020 and is expected to reach 21% in 2030, according to the United States Census Bureau. On average, 11,000 “Baby Boomers” are expected to turn 65 every day, or nearly 4.2 million per year, through the end of the decade. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 63 million in 2021 (up from 59 million in 2018) to approximately 75 million in 2030, according to the Centers for Medicare & Medicaid Services in June 2023.

Research from the Center for Disease Control and Prevention shows almost half of seniors need more information and assistance to better manage their care. Health literacy is the degree to which individuals have the ability to find, understand, and use information and services to inform health-related decisions and actions for themselves and others. According to the Center for Health Care Strategies, nearly 36% of adults in the U.S. have low health literacy, resulting in greater healthcare use and cost, compared to those with proficient health literacy. Not only is the population of people age 65 and higher growing, according to the Pew Research Center, internet usage among this group has risen, with 75% using the internet in 2021 compared to 40% in 2009. This group is also transacting more online, with 59% of people over age 65 making online purchases.

Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. According to the Kaiser Family Foundation, in 2022, there were more than 28 million Medicare Advantage enrollees, representing approximately 48% penetration of the Medicare market. From 2007 to 2022, Medicare Advantage enrollment as a share of the eligible Medicare population has more than doubled from 19% to 48%. According to estimates, Medicare Advantage is likely to surpass 50% penetration for all Medicare-eligible individuals in 2023 and could reach as high as 60% in 2030.

The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base. Despite our scale, we account for only a fraction of the total market for Medicare Advantage plans, with only 0.8 million of the 28 million total enrollment for such plans in 2022, providing ample opportunity for growth. From 2021 to 2022, our Medicare Advantage active policy count grew 25.1%. Accordingly, we can benefit not only from broad growth in Medicare and the increasing penetration of Medicare Advantage plans, but we can also achieve growth through market share gains in the distribution of Medicare Advantage and Medicare Supplement products.

Healthcare Services Market

We believe the healthcare market also presents a significant opportunity to grow our business by offering additional products and resources through our distribution platform. We entered the prescription drug market in 2021 through our acquisition of two boutique pharmaceutical operations, combined under the brand “SelectRx.” We estimate the total addressable pharmaceutical market in the United States to be over $500 billion. From 2006 to 2017, Medicare’s share of retail drug spending in the United States increased from 18% to 30%, amounting to more than $100 billion in 2017 alone. SelectRx, our accredited Patient-Centered Pharmacy Home pharmacy, focusing on Medicare patients with more than one chronic health condition, reached more than 49,000 active members as of June 30, 2023. Our production facilities currently have the capacity to support approximately 75,000 members, offering ample opportunity to increase revenues as SelectRx continues to grow.

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

•Get A Lead (“GAL”): Customized, purpose-built lead routing and workflow management technology based on lead quality, agent performance and agent availability. GAL uses a targeted approach to rapidly assign consumers to a licensed agent.

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

Ability to attract and retain productive, career-based agent force. We believe that a technology-enabled agent-based distribution model generates superior return on investment and policyholder lifetime value relative to solely web-based or traditional distribution models. As a result, we have built processes that allow us to attract, train and retain top talent, and to grow our agent force when necessary. Our sophisticated recruitment engine is employed nationally with our remote agent capability and involves personality tests, multiple interviews, and final approval by a senior manager. Historically, we have hired additional agents in our Senior segment for our peak selling seasons, the Annual Enrollment Period (“AEP”) and the Open Enrollment Period (“OEP”), to capitalize on the heightened activity during these windows. Our recruiting and development processes lead to strong agent productivity rates allowing us to offer competitive compensation packages and attractive career paths. This results in a virtuous cycle, which we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new agents.

Diverse product offering. At our inception, we specialized in the distribution of term life insurance products. Since then, in addition to introducing a range of other life insurance products, SelectQuote expanded into the fast-growing senior health insurance market (in 2010) and auto & home insurance market (in 2011). Today we provide consumers with access to over 50 insurance products sourced from approximately 70 carriers. Our unique platform then further enabled us to expand our business again in recent years to include Population Health and SelectRx. Our product segments are a natural fit with consumer insurance and healthcare needs across different life stages. We believe we are unique for our diverse product range, which provides us with greater stability as demand for certain products and customers’ needs fluctuate.

Deep and broad insurance carrier partnerships. We are a key distribution partner for approximately 70 of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept onto our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2023, we sold over 645,000 policies for our Senior insurance carrier partners and produced more than $195 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2022, we sold over 810,000 policies for our Senior insurance carrier partners and produced more than $220 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2021, we sold more than 625,000 policies for our Senior insurance carrier partners and produced more than $223 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing policyholder lifetime value, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our Quality Assurance team to ensure that we are complying with Centers for Medicare & Medicaid Services (“CMS”) rules and regulation, telemarketing regulations, carrier internal requirements and that the agents are meeting certain quality metrics that we deem important. Our compliance record and efficiency have led insurance carriers to partner with us on another key value proposition—our insurance carrier dedicated agent pods. These pods deepen our relationship with these insurance carrier partners and enable us to sell more policies. Pod marketing is specific to each individual pod and is separate from SelectQuote’s comparison shopping platform. This ensures a SelectQuote lead always gets presented with the comparison shopping platform.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2023, our dedicated CCA team was comprised of over 225 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of AEP to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of more than 35 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

Financial profile. As a distributor of insurance products, we benefit from favorable industry trends. We earn commission revenue on the successful sale and renewal of polices we distribute and, accordingly, our financial model does not reflect the inherent uncertainties associated with underwriting insurance risk. We have a high degree of visibility into the commission we earn at the time of sale, as well as the renewal commissions we would earn should a policyholder renew his or her policy. Our CCA team’s efforts enhance the policyholder experience and thereby improve policyholder retention and our opportunity to generate renewal commissions. As the policyholder renews their policy in subsequent years, our agents are not paid a commission when we receive renewal commissions from insurance carriers; each dollar of renewal commissions received directly adds to our operating cash flow. Our platform is highly scalable, which enables us to scale up or down in volume as necessary based on business needs.

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

Deepen consumer penetration and drive cross-selling opportunities. We are highly focused on the consumer experience and believe that customer satisfaction is a key vehicle for maximizing cross-sell opportunities and repeat business. We believe there are natural synergies across our portfolio of products, and we are focused on increasing cross-selling across our existing customer base. Our success cross-selling ancillary products (e.g., dental, vision and hearing, prescription drug plans and fixed indemnity) to our clients has improved over time, and we continue to look at ways to broaden our cross-selling opportunities. Within our Auto & Home segment, we have been successful in bundling products (selling multiple products to the same customer), with bundle rates over each of the last three years of 55%, 49%, and 51%, respectively. A large and relatively untapped opportunity is to deepen cross-sell of products to customers across all four of our segments, and we are currently employing technology and data designed to enable us to better track the customer life journey to allow us to identify and better execute on this opportunity. Additionally, we have leveraged our existing Senior database and distribution model to cross-sell to our Healthcare Services segment, as the marketing acquisition costs associated with the sale of a Senior policy are now also utilized to attain consumers for SelectRx and Population Health.

Grow Healthcare Services. We have an attractive and scalable platform with strong consumer acquisition capabilities, backed by flexible systems that can be leveraged to introduce new product offerings. Our platform has funneled more than 49,000 active members to SelectRx since its launch in 2021, and our current production capacity can support approximately 75,000 members. The success of SelectRx to date not only demonstrates the strong demand and opportunity for additional growth within our pharmacy business in the future but also demonstrates the ability of our platform to serve as a distribution vehicle and an effective means for introducing additional products and services to our consumers. We believe we can realize additional growth by expanding our product offerings through Population Health.

Competition

The market for distribution of insurance products is highly competitive, fragmented, and evolving as consumers increasingly transact online. Products are distributed through a variety of channels that we must compete against, including captive agents employed by carriers, independent agents working individually or in groups small and large, through online platforms that employ agents or outsource sales to independent agents, or other online platforms that distribute directly to the consumer. Our primary competitors in this space are eHealth, Inc. and GoHealth, Inc. We aim to differentiate our products and services on the basis of our agents’ ability, leveraging our technology platform, to match our consumers with insurance products we expect best match their needs. In the pharmaceutical market, SelectRx competes with other closed-door and online pharmacies such as Accudose Pharmacy and ExactCare Pharmacy, along with traditional brick and mortar pharmacies such as Walgreen’s and CVS that primarily sell directly to customers in person.

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

As of June 30, 2023, we employed a total of 2,035 agents and 2,151 non-agent full-time equivalent employees. During AEP, we typically hire additional full-time employees and hired approximately 1,500 employees for the 2022 AEP (fiscal 2023). None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

Seasonality

Due to the relative size of our Senior segment and the seasonal nature of its operations, a significant amount of our revenue is generated during our second quarter. The seasonality of the Senior segment’s operations is driven mainly by AEP, which takes place each year from mid-October to early January. We address this seasonal demand by recruiting additional sales agents, who are hired in our fourth quarter and trained for over 12 weeks before they start selling during AEP in the second quarter. For the years ended June 30, 2023, 2022, and 2021, this timeline resulted in 32%, 25%, and 38%, respectively, of our total consolidated revenue being generated during the second quarter (second quarter fiscal year 2022 was negatively impacted by a significant revenue cohort tail adjustment). Additionally, for our Healthcare Services segment, we see a significant influx of new patient enrollments during the AEP season, which is driven by the increase in sales from our Senior segment.

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

•Competition from government-run health insurance exchanges and with brokers, exclusively online brokers and carriers who opt to sell policies directly to consumers;

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

•Consumer demand for prescription drugs and our ability to meet such demand;

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

•Our pharmacy and healthcare services businesses face additional regulatory and operational risks.

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

We derive a large portion of our revenues from a limited number of insurance carrier partners. For example, carriers owned by UHC and Humana accounted for 33% and 20%, respectively, of our total revenue for the year ended June 30, 2023, carriers owned by UHC, Wellcare, and Humana accounted for 18%, 17%, and 12%, respectively, of our total revenue for the year ended June 30, 2022; and carriers owned by UHC, Humana, and Wellcare accounted for 24%, 19%, and 15%, respectively, of our total revenue for the year ended June 30, 2021. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become more dependent on even fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

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

Our business is substantially dependent on revenue from our Senior health insurance carrier partners and is subject to risks related to Senior health insurance and the larger health insurance industry. Our business may also be adversely affected by downturns in the life, automotive and home insurance industries.

A majority of the insurance purchased through our platform and agency services is Senior health insurance, and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For the year ended June 30, 2023, 59% of our total revenue was derived from our Senior segment. For the years ended June 30, 2022 and 2021, 69% and 78%, respectively, of our total revenue was derived from our Senior segment. For the years ended June 30, 2023, 2022, and 2021, our top three insurance carrier partners by total revenue were from the Senior segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

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

In general, approximately 40% of our Medicare Advantage and Medicare Supplement policies are submitted during AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during AEP and OEP. We hire additional agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior business to our Life and Auto & Home businesses during non-AEP/OEP periods. We must ensure that our agents are trained and have received all licenses, appointments and certifications required by state authorities and our insurance carrier partners before the beginning of AEP and OEP. If the relevant state authorities or our insurance carrier partners experience shutdowns or business disruptions due to the COVID-19 pandemic or other public health crises, global economic conditions, or any other reason, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell senior health insurance, interruptions in the operation of our systems, issues with government-run health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our senior health business from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.

If we are unable to attract, integrate and retain qualified personnel, our ability to develop and successfully grow our business could be harmed.

Our business depends on our ability to retain our key executives and management and to hire, develop and retain qualified agents and enrollment and consumer service specialists. Our ability to expand our business depends on our being able to hire, train and retain sufficient numbers of employees to staff our in-house sales centers, as well as other personnel. In addition, the success of our pharmacy business is dependent on our ability to attract, hire, and retain qualified licensed pharmacists and other pharmacy personnel. Our success in recruiting highly skilled and qualified personnel can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. Furthermore, the ongoing effects of COVID-19 may materially and adversely affect our ability to recruit and retain personnel. During periods when we are unable to recruit high-performing agents and enrollment and consumer service specialists, we tend to experience higher turnover rates. The productivity of our agents and enrollment and consumer service specialists is influenced by their average tenure. Without qualified individuals to serve in consumer-facing roles, we may produce less commission revenue, which could have a material and adverse effect on our business, operating results, financial condition and prospects. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material and adverse effect on our business, operating results, financial condition and prospects.

Our business is dependent on our obtaining a large quantity of quality insurance sales leads in a cost-effective manner.

Our business requires access to a large quantity of quality insurance sales leads to keep our agents productive. We are dependent upon a number of lead suppliers from whom we obtain leads to support our sales of insurance policies. In addition, our pharmacy business is substantially dependent on Senior health insurance sales leads to access and acquire additional pharmacy customers. The loss of one or more of our lead suppliers, or our failure to otherwise compete to secure quality insurance sales leads, could significantly limit our ability to access our target market for selling policies and other products.

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

Obtaining quality insurance sales leads is important to our business, but our ability to convert our leads to policy sales and sales of other offerings, including our pharmacy services, is also a key to our success. Many factors impact our conversion rate, including the quality of our leads, agents and our proprietary workflow technology. If lead quality diminishes, our conversion rates will be adversely affected. Competition in the marketplace and lead quality affect conversion rates. If competition for customers increases, our conversion rates may decline, even absent a degradation in lead quality. Our conversion rates are also affected by agent tenure. If agent turnover increases, leading to a decline in the average tenure of our agents, conversion rates may be adversely affected. If we are unable to recruit, train and retain talented agents, our ability to successfully convert sales leads may be adversely impacted. Our conversion rates may also be affected by issues with our workflow technology or problems with our algorithms that drive lead scoring and routing. Any adverse impact on our conversion rates could cause a material and adverse effect on our business, operating results, financial condition and prospects.

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

We derive a significant portion of our website traffic from consumers who search for insurance through internet search engines, such as Google, Yahoo! and Bing. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to certain internet searches. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely on both to attract consumers to our websites.

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

If we are unable to attract new pharmacy customers and retain and grow our relationships with existing pharmacy customers, our business, results of operations, financial condition, and future prospects may be materially and adversely affected.

The success of our pharmacy business is reliant on our ability to grow the number of pharmacy customers we serve. Our pharmacy services are offered only to certain Medicare Advantage patients managing multiple chronic conditions, and our ability to attract new pharmacy customers may be limited by the number of patients who meet these medical and demographic criteria. Further, we have faced and may continue to face certain challenges in completing the onboarding process for some patients, including delays in obtaining patients’ prescriptions from their healthcare providers or transferring prescriptions from their previous pharmacies. If we are unable to overcome these hurdles in a cost-effective and timely manner, our ability to increase our number of customers and scale our pharmacy business may be harmed.

In addition, our ability to attract and retain pharmacy customers is dependent on several factors, including our brand and reputation, our technology, the products and services offered by our competitors, and our customer experience and satisfaction, which is informed by, among other factors, the reliability of our services, including the accuracy and timely delivery of our prescription boxes; our customer service; and our flexibility in responding to patients’ changing needs and preferences. If we fail to maintain and deepen our relationships with existing pharmacy customers, or if we are unable to attract new customers to our pharmacy business, our pharmacy revenues and margins may suffer, and our results of operations, cash flows, and financial condition could be materially and adversely affected.

We face risks relating to the availability, pricing and safety profiles of prescription drugs that we purchase and sell.

Our pharmacy business is dependent on our customers’ use of prescription drugs to treat or address symptoms of chronic medical conditions. Our revenues, operating results, and cash flows may be negatively affected if consumers’ use of prescription drugs is reduced, including due to:

•increased safety profiles or regulatory restrictions;
•a reduction in drug manufacturers’ participation in federal programs;
•certain products being withdrawn from the market by their manufacturers or transitioned to over-the-counter products;
•future FDA rulings restricting the supply or increasing the cost of products; or
•inflation in the price of drugs.

Our pharmacy business is also subject to risks relating to manufacturing and supply issues. The success of our pharmacy business depends on our ability to reliably source prescription drugs in a timely and cost-effective manner. Manufacturing and supply chain disruptions, failure to maintain relationships with existing suppliers, or inability to secure new supplier arrangements on satisfactory terms could undermine customer confidence, erode customer loyalty, and have a significant adverse effect on our operating results.

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

During the year ended June 30, 2023, we recorded impairment charges of $15.6 million related to our intangible assets. No goodwill impairment charges were recorded during the year ended June 30, 2023. If actual results differ from the assumptions and estimates used in our goodwill and intangible asset calculations, we could incur future impairment or amortization charges. Further, we may incur additional goodwill or other impairment charges in the future associated with other acquisitions, and we cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations. For further information about the impairments we recorded during our most recently completed fiscal year, please refer to “Notes to Consolidated Financial Statements” under Item 8 below.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

We are subject to various obligations and covenants under the Senior Secured Credit Facility, as described further herein in Note 10 to the consolidated financial statements. Our indebtedness could have important consequences, including:

•requiring us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures or other corporate purposes;

•increasing our vulnerability to general adverse economic, industry and market conditions;

•restricting or reducing our ability to take certain corporate actions or obtain further debt or equity financing;

•limiting our ability to plan for and respond to business opportunities or changes in our business or industry; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In addition, our indebtedness under the Senior Secured Credit Facility bears interest at a variable rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs. From time to time, we may enter into, and have entered into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all or any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Further, we are required under the Senior Secured Credit Facility to maintain compliance with certain debt covenants, as discussed further below in Note 10 to the consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants included in the Senior Secured Credit Facility through the 12 months following the date of issuance of our consolidated financial statements. Our future compliance with these covenants is dependent on our ability to restructure our existing debt or secure additional financing from other sources. Failure to maintain compliance with these covenants or make payments under the Senior Secured Credit Facility could result in an event of default. If an event of default occurs and the lenders accelerate the amounts due on the Senior Secured Credit Facility, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner, or at all. In such event, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

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

Our healthcare services operations, including our pharmacy business, face regulatory and operational risks and uncertainties that differ from the risks of our other businesses.

In addition to the pharmacy services provided through SelectRx, we also provide various healthcare services through Population Health. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians and other healthcare providers, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, and pharmacy network reimbursement methodologies. SelectRx also conducts business through home delivery and specialty and compounding pharmacies, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and state boards of pharmacy.

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

The declaration and amount of any future dividends to holders of our common stock will be at the discretion of our Board of Directors in accordance with applicable law and after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements and other factors that our Board of Directors deems relevant. Our Board of Directors intends to retain future earnings to finance the operation and expansion of our business. In addition, our Senior Secured Credit Facility contains restrictions on our ability to pay dividends to the holders of our common stock. Accordingly, we do not expect to pay dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of September 13, 2023. All of the properties listed below are leased, and we believe our properties are in good operating condition and are suitable for their primary use. As the majority of our office lease footprint now represents a hybrid in-person and remote work model, we have terminated or sub-leased our excess space, where commercially reasonable and to the extent unnecessary for future expansion.

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	243,320	95,874	147,446	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments. Attempting to sublease underutilized space. Exercised early termination option for 42,046 of square footage currently leased, and must be fully vacated by July 31, 2023.
Centennial, Colorado	45,373	45,373	—
Monaca, Pennsylvania	18,000	—	18,000	Healthcare Services segment (SelectRx) operations
Indianapolis, Indiana	17,904	—	17,904	Healthcare Services segment (SelectRx) operations
Oakland, California	8,623	—	8,623	Life segment operations
San Diego, California	5,874	—	5,874	Life segment operations

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

As of August 31, 2023, there were approximately 100 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended June 30, 2023.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the NYSE) through June 30, 2023. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

Comparison of Cumulative Total Return
Among SelectQuote, Inc., the NYSE Composite Index and the CRSP US Small Cap Index
$200
$150
$100
$50
$0
5/21/2020
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
SelectQuote, Inc.
NYSE Composite Index
CRSP US Small Cap Index

	5/21/2020	06/20	06/21	06/22	6/23
SelectQuote, Inc.	$100.00	$93.81	$71.33	$9.19	$7.22
NYSE Composite Index	$100.00	$104.78	$145.84	$127.63	$139.86
CRSP US Small Cap Index	$100.00	$106.55	$164.78	$128.92	$145.64

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

Company Overview

We are a leading technology-enabled, direct-to-consumer (“DTC”) distribution platform for insurance products and healthcare services. Our insurance distribution business, which has operated continuously for over 35 years, provides consumers with a transparent and convenient venue to shop for complex senior health, life, and automobile & home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high quality consumer leads sourced from a wide variety of online and offline marketing channels including search engines, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channels, benefiting from over thirty years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with a sales agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy less the cost of acquiring the business, a metric we refer to as policyholder lifetime value and which is a key component to our overall profitability.

Our unique platform has enabled us to expand our distribution business in recent years to include additional products beyond insurance policies. In interacting with thousands of consumers over the years, we identified a large opportunity to leverage our existing database and distribution model to improve access to healthcare services for our consumers. In addition to improving consumers’ health outcomes, this service creates deeper relationships with our insurance carrier partners by increasing policy persistency and, in turn, reducing their overall costs. Additionally, we offer pharmacy services through SelectRx, our accredited Patient-Centered Pharmacy Home pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes while enabling patients to remain at home.

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare (“UHC”), Humana, and Wellcare. MA and MS plans accounted for 89%, 82%, and 78% of our approved Senior policies for the years ended June 30, 2023, 2022, and 2021, respectively, with other ancillary type policies accounting for the remainder.

Healthcare Services, launched in 2021, includes SelectRx and Population Health, and was previously included under the Senior segment (refer to Note 16 to the consolidated financial statements for further information on the change in segments). Through SelectRx, we provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx has developed a pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time. SelectRx uses a high-touch, technology-driven approach to provide superior customer service and achieve improved medication adherence. Population Health helps members understand the benefits available under their health plans, contracts with insurance carriers to complete HRA’s on members, partners with VBC providers for a variety of healthcare-related services, and introduces them to the pharmacy services we offer through SelectRx. We believe that offering these services through SelectRx and Population Health to our existing consumers helps drive customer satisfaction and increase policy persistency, which, in turn, reduces costs for our insurance carrier partners.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.2 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 47%, 36%, and 46% of new premium within the Life segment for the years ended June 30, 2023, 2022, and 2021, respectively, with final expense policies accounting for 53%, 64%, and 54% for the years ended June 30, 2023, 2022, and 2021, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 74%, 76%, and 79% of new premium within the Auto & Home segment for years ended June 30, 2023, 2022, and 2021, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

Industry Trends

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends.

Our Senior and Healthcare Services segments serve consumers predominantly in the over 65 age category. According to the United States Census Bureau, the over 65 age category grew from 13% of the total population in 2010 to 17% of the total population in 2020, and is expected to reach 21% in 2030. On average, 11,000 “Baby Boomers” are expected to turn 65 every day or nearly 4.2 million per year through the end of the decade. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 63 million in 2021 (up from 59 million in 2018 and 52.5 million in 2013), to approximately 75 million in 2030, according to the Centers for Medicare & Medicaid Services in June 2023. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. According to the Kaiser Family Foundation, in 2022 there were more than 28 million Medicare Advantage enrollees, representing approximately 48% penetration of the Medicare market. From 2007 to 2022, Medicare Advantage enrollment as a share of the eligible Medicare population has more than doubled from 19% to 48%. According to estimates, Medicare Advantage penetration is likely to surpass 50% penetration for all Medicare-eligible individuals in 2023 and could reach as high as 60% by 2030, highlighting the pace with which this already large segment of the Medicare market is growing. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

Our Life segment is one of the country’s largest DTC insurance distributors for term life insurance and provides unbiased comparison shopping for final expense and ancillary products. The U.S. life insurance market is mature and has experienced annual premium growth of 2.9% since 2013, according to S&P Global. Growth in the life insurance sector is driven by a number of macro-economic factors including population growth, general economic growth and individual wealth accumulation.

Our Auto & Home segment predominantly sells automobile and homeowners insurance. The auto insurance industry has grown at an annual rate of 5.3% from 2013—2021 based on Statutory Direct Premiums Written, according to S&P Global, with 2021 written premium totaling $261 billion. Industry growth is driven by growth in the number of registered vehicles, increases in insurance premium rates and general economic growth. The homeowners insurance industry has grown at an annual rate of 4.9% from 2013—2021 based on Statutory Direct Premiums Written, according to S&P Global, with 2021 written premium totaling $120 billion. Industry growth is driven by growth in housing supply, increases in insurance premium rates and general economic growth.

Technological innovations, including the development of machine learning for business applications and the proliferation of smart mobile devices as a means of consumer purchasing, are changing the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and comfortable shopping online. According to J.D. Power, 90% of customers say they are open to purchasing their auto insurance online. We believe our proprietary technology platform, vast datasets and use of machine learning in all aspects of our business put us in an excellent position to take advantage of these consumer trends.

Factors Affecting Our Results of Operations

Our primary source of revenue is commission revenue from selling policies in the senior health, life, and auto and home markets on behalf of our insurance carrier partners, the majority of which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents who are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to keep pace with our expanding sales force and maintain agent productivity despite the significant growth in number of agents.

The amount of revenue we expect to recognize per policy is based on multiple factors, including our commission rates with our insurance carrier partners and the expected retention rates of different types of policies. The higher our retention rates, the more revenue we expect to generate pursuant to our carrier agreements, which generally entitle us to receive annual renewal commissions for so long as the policyholder renews their policy. Additionally, we earn certain volume-based bonuses from some carriers on first-year policies sold, which we refer to as both production bonuses and marketing development funds, based on attaining various predetermined target sales levels or other agreed upon objectives, as presented in the consolidated statements of comprehensive income (loss) as other revenue. These commissions that we expect to generate over the life of an approved policy less the cost of acquiring the business is a key component to our overall profitability. Our goal is to maximize policyholder lifetime value by increasing retention rates, which starts by providing consumers with a transparent, valuable and best-in-class consumer experience and making sure consumers are buying a policy that meets their specific needs.

The additions of SelectRx and Population Health has driven our increased revenue, and costs in the short-term as we scale the business, by utilizing leads transferred from Senior, thus not incurring additional customer acquisition costs. Pharmacy revenue includes revenue from the sale of prescription and OTC medications from SelectRx, while Population Health revenue is included with other revenue in the consolidated statements of comprehensive income (loss).

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to estimate and recognize revenue, evaluate our business performance and facilitate our operations. In Senior, our primary product, Medicare Advantage, pays us flat commission rates based on the number of policies we sell on behalf of our insurance carrier partners. Therefore, we have determined that units and unit metrics are the most appropriate measures to evaluate the performance of Senior. For Healthcare Services, our primary source of revenue is pharmacy revenue from SelectRx, so the total number of SelectRx members is the most appropriate measure used to evaluate the performance of Healthcare Services. In Life and Auto & Home, we are typically paid a commission that is a percent of the premium that we generate for our insurance carrier partners. Therefore, we have determined that premium-based metrics are the most relevant measures to evaluate the performance of these segments. Below are the most relevant business and operating metrics for each segment:

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier.

The following table shows the number of submitted policies for the years ended June 30:

	2023	2022	2021
Medicare Advantage	652,630	808,116	550,321
Medicare Supplement	3,444	7,208	26,785
Dental, Vision and Hearing	74,181	145,716	132,106
Prescription Drug Plan	2,433	6,842	11,436
Other	7,501	14,776	16,487
Total	740,189	982,658	737,135

2023 compared to 2022—Total submitted policies for all products decreased 25% for the year ended June 30, 2023, compared to the year ended June 30, 2022, in line with our updated operating strategy to reduce the Senior distribution business and focus resources on Healthcare Services. The number of average productive agents decreased 55% during the year ended June 30, 2023, compared to the year ended June 30, 2022; however, due to a higher mix of tenured agents and an increased focus on agent training and development, productivity per agent increased 25% and overall close rates increased 24%.

2022 compared to 2021—Total submitted policies for all products increased by 33% for the year ended June 30, 2022, compared to the year ended June 30, 2021. The increase was driven primarily by a 47% increase in MA submitted policies and a 10% increase in DVH submitted policies, partially offset by a 73% decrease in MS submitted policies. The overall increase in submitted policies for Senior products was primarily due to increases in the number of agents we employ, partially offset by lower agent productivity. During the year ended June 30, 2022, we increased the number of average productive agents by 100% and average productivity per agent declined by 29%.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the years ended June 30:

	2023	2022	2021
Medicare Advantage	577,567	661,738	467,585
Medicare Supplement	2,619	5,461	21,911
Dental, Vision and Hearing	60,824	124,989	111,015
Prescription Drug Plan	2,144	6,124	10,747
Other	5,288	12,407	14,089
Total	648,442	810,719	625,347

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2023 compared to 2022—Total approved policies for all products decreased by 20% for the year ended June 30, 2023, compared to the year ended June 30, 2022, in line with our updated operating strategy to reduce the policy growth in our Senior distribution business and focus additional resources on growing members for Healthcare Services. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, due to our increased focus on agent training and development and a higher mix of tenured agents, we experienced a 6% improvement in the submitted-to-approved conversion rates for the year ended June 30, 2023, compared to the year ended June 30, 2022.

2022 compared to 2021—Total approved policies for all products increased by 30% for the year ended June 30, 2022, compared to the year ended June 30, 2021. The increase was driven primarily by a 42% increase in MA approved policies and a 13% increase in DVH approved policies, partially offset by a 75% decrease in MS approved policies. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, we experienced a 4% decrease in MA submitted-to-approved conversion rates for the year ended June 30, 2022, compared to the year ended June 30, 2021, driven by higher consumer switching behavior. This resulted in MA approved policies growing at a slower rate than MA submitted policies.

Lifetime Value of Commissions per Approved Policy

The lifetime value of commissions (the “LTV”) per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints. The LTV per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates constrained by a persistency-adjusted 10-year renewal period based on a combination of our historical experience and available insurance carrier historical experience to estimate renewal revenue only to the extent probable that a significant reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The LTV per approved policy represents commissions only from policies sold during the period; it does not include any updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the LTV per approved policy for the years ended June 30:

	2023	2022	2021
Medicare Advantage	$877	$925	$1,260
Medicare Supplement	1,030	1,270	1,269
Dental, Vision and Hearing	100	123	136
Prescription Drug Plan	207	234	224
Other	101	73	113

2023 compared to 2022—The LTV per MA approved policy decreased 5% for the year ended June 30, 2023, compared to the year ended June 30, 2022. The LTV per MA approved policy was negatively impacted by carrier mix and lower persistency rates, which includes a higher provision for renewal year lapse rates, somewhat offset by higher commission rates.

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

The following table shows the total number of SelectRx members as of the periods presented:

	June 30, 2023	June 30, 2022
Total SelectRx Members	49,044	25,503

The total number of SelectRx members increased by 92% as of June 30, 2023, compared to June 30, 2022, due to our operating strategy to grow the Healthcare Services segment.

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

The MA and MS commission per MA/MS policy represents the LTV for policies sold in the period. Other commission per MA/MS policy represents the LTV for other products sold in the period, including DVH prescription drug plan, and other products, which management views as additional commission revenue on our agents’ core function of MA/MS policy sales. Pharmacy revenue per MA/MS policy represents revenue from SelectRx, and other revenue per MA/MS policy represents revenue from Population Health, production bonuses, marketing development funds, lead generation revenue, and adjustments from the Company’s reassessment of its cohorts’ transaction prices. Total operating expenses per MA/MS policy represents all of the operating expenses within Senior and Healthcare Services. The revenue to customer acquisition cost (“CAC”) multiple represents total revenue as a multiple of total marketing acquisition costs, which represents the direct costs of acquiring leads. These costs are included in marketing and advertising expense within the total operating expenses per MA/MS policy.

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

	Twelve Months Ended June 30,
(dollars per approved policy):	2023	2022	2021
MA and MS approved policies	580,186	667,199	489,496
MA and MS commission per MA / MS policy	$877	$928	$1,260
Other commission per MA/MS policy	12	27	39
Pharmacy revenue per MA/MS policy	413	89	4
Other revenue per MA / MS policy (1)	149	(147)	186
Total revenue per MA / MS policy	1,451	897	1,489
Total operating expenses per MA / MS policy	(1,224)	(1,187)	(991)
Adjusted EBITDA per MA / MS policy (2)	$227	$(290)	$498
Adjusted EBITDA Margin per MA / MS policy (2)	16%	(32)%	33%
Revenue / CAC multiple	4.1X	1.7X	3.1X
(1) Other revenue shown in this table includes adjustments from the Company’s reassessment of its cohorts’ transaction prices, while they’re included within commission revenue in the consolidated statements of comprehensive income (loss).
(2) These financial measures are not calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of these non-GAAP financial measures and a reconciliation of such measures to their nearest comparable financial measures calculated and presented in accordance with GAAP.

2023 compared to 2022—Total revenue per policy increased 62% for the twelve months ended June 30, 2023, compared to the twelve months ended June 30, 2022, primarily due to the increase in pharmacy revenue. Total operating expenses per MA/MS policy increased 3% for the twelve months ended June 30, 2023, compared to the twelve months ended June 30, 2022, driven by an increase in cost of goods sold-pharmacy revenue for Healthcare Services due to the growth of the business, offset by a decrease in our marketing and advertising costs.

2022 compared to 2021—Total revenue per policy decreased 40% for the twelve months ended June 30, 2022, compared to the twelve months ended June 30, 2021, with the decrease driven by the lower LTV of MA policies, the $193.3 million adjustment from a change in estimate of MA cohort transaction prices, and the decrease in overall MS revenue, somewhat offset by higher marketing development funds received per approved MA/MS policy and the addition of revenue from SelectRx. Total costs per policy increased 20% for the twelve months ended June 30, 2022, compared to the twelve months ended June 30, 2021, due to higher fulfillment costs associated with scaling Healthcare Services, higher sales expenses driven by a reduction in agent productivity during AEP, and an increase in our marketing and advertising expense driven by lower close rates during AEP.

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

The following table shows term and final expense premiums for years ended June 30:

(in thousands):	2023	2022	2021
Term Premiums	$68,941	$62,364	$76,833
Final Expense Premiums	77,725	109,218	90,878
Total	$146,666	$171,582	$167,711

2023 compared to 2022—Total term premiums increased 11% for the year ended June 30, 2023, compared to the year ended June 30, 2022, due to an 8% increase in the average premium per policy sold and a 3% increase in the number of policies sold. Final expense premiums decreased 29% for the year ended June 30, 2023, compared to the year ended June 30, 2022. The number of policies sold declined 36% driven by a lower average agent headcount, which was somewhat offset by a 12% increase in the average premium per policy sold.

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

The following table shows premiums for the years ended June 30:

(in thousands):	2023	2022	2021
Premiums	$50,917	$50,114	$55,596

2023 compared to 2022—Total premiums increased 2% for the year ended June 30, 2023, compared to the year ended June 30, 2022, due to a 5% increase in the average premium per policy sold, offset by a 3% decrease in the number of policies sold.

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

The following tables reconcile Adjusted EBITDA and net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Year Ended June 30, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(58,544)
Share-based compensation expense						11,310
Transaction costs(1)						5,569
Depreciation and amortization						27,881
Loss on disposal of property, equipment, and software, net						749
Impairment of long-lived assets						17,332
Interest expense, net						80,606
Income tax benefit						(10,600)
Adjusted EBITDA	$155,077	$(22,769)	$23,073	$81	$(81,159)	$74,303
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility, financing transaction costs, and non-restructuring severance expenses.

Year Ended June 30, 2022:

	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(297,504)
Share-based compensation expense						7,052
Non-recurring expenses (1)						4,730
Depreciation and amortization						24,724
Loss on disposal of property, equipment, and software						1,456
Goodwill impairment						44,596
Impairment of long-lived assets						3,147
Interest expense, net						43,595
Income tax benefit						(92,302)
Adjusted EBITDA	$(161,702)	$(32,097)	$(129)	$5,433	$(72,011)	$(260,506)
(1) These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility, costs related to acquisitions, and severance expenses..

Year Ended June 30, 2021:

	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$124,859
Share-based compensation expense						5,165
Non-recurring expenses (1)						6,065
Fair value adjustments to contingent earnout obligations						1,488
Depreciation and amortization						16,142
Loss on disposal of property, equipment, and software						686
Interest expense, net						29,320
Loss on extinguishment of debt						3,315
Income tax expense						33,156
Adjusted EBITDA	$245,165	$(1,388)	$22,542	$8,178	$(54,301)	$220,196
(1) These expenses primarily consist of costs incurred for the First Amendment to the Senior Secured Credit Facility, acquisitions, re-designation of the hedge, and the Secondary Offering.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended June 30:

(in thousands)	2023		2022		2021
Revenue
Commission	$653,470	65%	$587,518	77%	$818,772	88%
Pharmacy	239,547	24%	59,460	8%	1,791	—%
Other	109,831	11%	117,067	15%	109,418	12%
Total revenue	1,002,848	100%	764,045	100%	929,981	100%
Operating costs and expenses
Cost of revenue	301,524	30%	391,528	51%	269,071	29%
Cost of goods sold—pharmacy revenue	225,963	23%	64,172	8%	1,644	—%
Marketing and advertising	301,245	29%	484,084	64%	385,291	41%
Selling, general, and administrative	136,518	14%	100,945	13%	63,114	7%
Technical development	26,015	3%	24,729	3%	18,623	2%
Goodwill impairment	—	—%	44,596	6%	—	—%
Total operating costs and expenses	991,265	99%	1,110,054	145%	737,743	79%
Income (loss) from operations	11,583	1%	(346,009)	(45)%	192,238	21%
Interest expense, net	(80,606)	(8)%	(43,595)	(5)%	(29,320)	(3)%
Loss on extinguishment of debt	—	—%	—	—%	(3,315)	—%
Other income (expense), net	(121)	—%	(202)	—%	(1,588)	—%
Income (loss) before income tax expense (benefit)	(69,144)	(7)%	(389,806)	(50)%	158,015	18%
Income tax expense (benefit)	(10,600)	(1)%	(92,302)	(12)%	33,156	5%
Net income (loss)	$(58,544)	(6)%	$(297,504)	(38)%	$124,859	13%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), as presented in our consolidated statements of comprehensive income (loss) as commission revenue. After an insurance policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy.

We also receive certain volume-based bonuses from some carriers on first year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds” and are included in other revenue in the consolidated statements of comprehensive income (loss). Pharmacy revenue includes revenue from the sale of prescription and OTC medications from SelectRx. Other revenue includes production bonuses and marketing development funds, revenue from Population Health (excluding SelectRx pharmacy revenue), and external lead generation revenue from InsideResponse.

Revenue is recognized at different milestones for Senior, Life, and Auto & Home and is based on the contractual enforceable rights, our historical experience, and established customer business practices. Lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed substantially all of our performance obligations and control has been transferred to the customer. There are no future revenue streams associated as patients have the option to cancel their service at any time with no further payments due. Revenue from Population Health is recognized when the HRA has been performed or the agreed-upon task has been completed for a VBC partner, the transaction price is known based on volume and contractual prices, and we have no further performance obligation.

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Commission	$653,470	$587,518	$818,772	11%	(28)%
Pharmacy	239,547	59,460	1,791	303%	3220%
Other	109,831	117,067	109,418	(6)%	7%
Total revenue	$1,002,848	$764,045	$929,981	31%	(18)%

2023 compared to 2022—Commission revenue increased $66.0 million, or 11%, and included increases in Senior commission revenue of $72.2 million, offset by decreases in Life and Auto & Home commission revenue of $7.3 million and $5.4 million, respectively. For Senior, excluding the $193.3 million downward adjustment from a change in estimate of MA cohort transaction prices during the year ended June 30, 2022, commission revenue decreased $121.1 million, which was driven by a 20% decrease in approved policies and a 5% decrease in MA LTV’s, slightly offset by higher commission rates. Life’s revenue decline was primarily driven by an $11.8 million decrease in final expense revenue, partially offset by a $4.6 million increase in term revenue. The $180.1 million increase in pharmacy revenue was due to the increase in members from June 30, 2023, due to the expansion of the SelectRx business. The $7.2 million decrease in other revenue was primarily driven by a $12.3 million decrease in external lead generation revenue, partially offset by a $1.8 million increase in production bonus revenue and an increase in Population Health revenue of $2.8 million.

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

The following table presents our cost of revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Cost of revenue	$301,524	$391,528	$269,071	(23)%	46%

2023 compared to 2022—Cost of revenue decreased $90.0 million, or 23%, in 2023 compared to 2022, primarily due to a $66.8 million decrease in compensation costs, a $13.0 million decrease in licensing costs, and a $10.5 million decrease in allocations for facilities, telecommunications, and software maintenance costs, all of which is due to the reduction in our agent headcount.

2022 compared to 2021—Cost of revenue increased $122.5 million, or 46%, in 2022 compared to 2021, primarily due to a $97.5 million increase in compensation costs driven by the growth in the number of employees within Senior. The increase in headcount also drove increases in the allocations of $13.7 million for facilities, telecommunications, and software maintenance costs, and $8.4 million for licensing costs.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Cost of goods sold—pharmacy revenue	$225,963	$64,172	$1,644	252%	3803%

2023 compared to 2022–Cost of goods sold-pharmacy revenue increased $161.8 million, or 252%, in 2023 compared to 2022, due to a $134.8 million increase in medication costs, a $6.6 million increase in shipping and fulfillment costs, and a $15.3 million increase in compensation costs as the number of SelectRx members increased 92% over the prior year.

2022 compared to 2021–Cost of goods sold-pharmacy revenue increased $62.5 million, or 3803%, in 2022 compared to 2021, due to a $43.8 million increase in medication costs, a $3.7 million increase in shipping and fulfillment costs, and a $15.0 million increase in compensation costs as the number of SelectRx members increased 923% over the prior year.

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

The following table presents our marketing and advertising expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Marketing and advertising	$301,245	$484,084	$385,291	(38)%	26%

2023 compared to 2022—Marketing and advertising expenses decreased $182.8 million, or 38%, in 2023 compared to 2022, due to a $173.9 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy, as well as an $8.6 million decrease in compensation and benefits. However, we’ve seen an increase in marketing efficiency as our CAC per approved policy has decreased due to improved agent close rates as a result of increased focus on agent training and development.

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

The following table presents our selling, general, and administrative expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selling, general and administrative	$136,518	$100,945	$63,114	35%	60%

2023 compared to 2022—Selling, general, and administrative expenses increased $35.6 million, or 35%, in 2023 compared to 2022, primarily due to a $18.9 million increase in compensation costs, mostly related to the expansion of SelectRx, and a $14.2 million increase in charges related to the impairment of long-lived assets as described in Notes 3, 4, and 7 to the consolidated financial statements.

2022 compared to 2021—Selling, general, and administrative expenses increased $26.7 million, or 42%, in 2022 compared to 2021, primarily due to $13.7 million in higher compensation costs due to additional headcount to support the growth in the business; $4.3 million in depreciation and amortization expenses due to additional fixed assets and software in service; $4.5 million in professional services fees due to increases in recruiting, accounting and legal, and insurance costs; and $3.1 million of charges related to the impairment of long-lived intangible assets as described in Note 7 to the consolidated financial statements.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Technical development	$26,015	$24,729	$18,623	5%	33%

2023 compared to 2022—Technical development expenses increased $1.3 million, or 5%, in 2023 compared to 2022, primarily due to a $2.3 million increase in compensation costs related to our technology personnel.

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

Interest Expense, Net

The following table presents our interest expense, net for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest expense, net	$(80,606)	$(43,595)	$(29,320)	85%	49%

2023 compared to 2022—Interest expense increased $37.0 million, or 85%, in 2023 compared to 2022, as a result of interest incurred on the Term Loans due to additional principal outstanding and changes under the Fourth Amendment, the amortization and write-off of additional deferred financing costs associated with the amendments to the Senior Secured Credit Facility, as well as higher interest rates during the period. The increase was partially offset by interest income received from the interest rate swap and on our money market account.

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

Income Tax Expense (Benefit)

The following table presents our provision for income taxes for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Income tax expense (benefit)	$(10,600)	$(92,302)	$33,156	(89)%	(378)%
Effective tax rate	15.3%	23.7%	21.0%

2023 compared to 2022—Income tax benefit increased $81.7 million, or 89%, in 2023 compared to 2022. For the year ended June 30, 2023, we recognized an income tax benefit of $10.6 million, representing an effective tax rate of 15.3%. The differences from our federal statutory tax rate to the effective tax rate were primarily related to state income taxes, RSU vestings, executive officer compensation, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. For the year ended June 30, 2022, we recognized an income tax benefit of $92.3 million, representing an effective tax rate of 23.7%, with the differences from our federal statutory tax rate to the effective tax rate primarily related to state income taxes.

2022 compared to 2021—Income tax expense (benefit) decreased $125.5 million, or (378)%, in 2022 compared to 2021. For the year ended June 30, 2022, we recognized an income tax benefit of $92.3 million, representing an effective tax rate of 23.7%, with the differences from our federal statutory tax rate to the effective tax rate primarily related to state income taxes. For the year ended June 30, 2021, we recognized an income tax expense of $33.2 million, representing an effective tax rate of 21.0%, with the differences from our federal statutory tax rate to the effective tax rate primarily due to the net effects of state income taxes partially offset by Kansas High Performance Incentive Program (“HPIP”) tax credits and the exercise of non-qualified stock options.

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

Costs of revenue, cost of goods sold-pharmacy revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, cost of goods sold, marketing and advertising, technical development, and selling, general, and administrative operating costs and expenses, excluding depreciation and amortization expense; gain or loss on disposal of property, equipment, and software; share-based compensation expense; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable, and therefore assets by segment are not presented.

The following tables present information about the reportable segments for the periods presented:

Year Ended June 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$590,131	$252,075	$145,832	$21,862	$(7,052)	(1)	$1,002,848
Operating expenses	(435,054)	(274,844)	(122,759)	(21,782)	(73,985)	(2)	(928,424)
Other income (expenses), net	—	—	—	1	(122)		(121)
Adjusted EBITDA	$155,077	$(22,769)	$23,073	$81	$(81,159)		74,303
Share-based compensation expense							(11,310)
Transaction costs (3)							(5,569)
Depreciation and amortization							(27,881)
Loss on disposal of property, equipment, and software, net							(749)
Impairment of long-lived assets							(17,332)
Interest expense, net							(80,606)
Income tax benefit							10,600
Net loss							$(58,544)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $51.4 million in salaries and benefits for certain general, administrative, and IT related departments, and $19.5 million in professional services fees.
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility, financing transaction costs, and non-restructuring severance expenses.

Year Ended June 30, 2022

	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$527,907	$70,035	$153,973	$27,881	$(15,751)	(1)	$764,045
Operating expenses	(689,609)	(102,132)	(154,102)	(22,448)	(56,058)	(2)	(1,024,349)
Other expenses, net	—	—	—	—	(202)		(202)
Adjusted EBITDA	$(161,702)	$(32,097)	$(129)	$5,433	$(72,011)		(260,506)
Share-based compensation expense							(7,052)
Non-recurring expenses (3)							(4,730)
Depreciation and amortization							(24,724)
Loss on disposal of property, equipment, and software							(1,456)
Goodwill impairment							(44,596)
Impairment of long-lived assets							(3,147)
Interest expense, net							(43,595)
Income tax benefit							92,302
Net loss							$(297,504)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $44.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $18.2 million in professional services fees.
(3) These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility, costs related to acquisitions, and severance expenses.

Year Ended June 30, 2021

	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$724,811	$3,890	$177,669	$30,913	$(7,302)	(1)	$929,981
Operating expenses	(479,646)	(5,280)	(155,127)	(22,735)	(46,899)	(2)	(709,687)
Other income (expenses), net	—	2	—	—	(100)		(98)
Adjusted EBITDA	$245,165	$(1,388)	$22,542	$8,178	$(54,301)		220,196
Share-based compensation expense							(5,165)
Non-recurring expenses (2)							(6,065)
Fair value adjustments to contingent earnout obligations							(1,488)
Depreciation and amortization							(16,142)
Loss on disposal of property, equipment and software							(686)
Interest expense, net							(29,320)
Loss on extinguishment of debt							(3,315)
Income tax expense							(33,156)
Net income							$124,859

(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $34.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.4 million in professional services fees.
(3) These expenses primarily consist of costs incurred for the First Amendment to the Senior Secured Credit Facility, recent acquisitions, re-designation of the hedge, and the secondary public offering completed on March 8, 2021 (“Secondary Offering”).

The following table depicts the disaggregation of revenue by segment and product for the years ended June 30:

(dollars in thousands)	2023	$	%	2022	$	%	2021
Senior:
Commission revenue:
Medicare advantage	$500,501	$91,411	22%	$409,090	$(186,042)	(31)%	$595,132
Medicare supplement	1,668	(3,556)	(68)%	5,224	(18,207)	(78)%	23,431
Prescription drug plan	513	683	(402)%	(170)	(1,822)	(110)%	1,652
Dental, vision, and health	3,855	(11,201)	(74)%	15,056	(913)	(6)%	15,969
Other commission revenue	2,697	(5,127)	(66)%	7,824	5,668	263%	2,156
Total commission revenue	509,234	72,210	17%	437,024	(201,316)	(32)%	638,340
Total other revenue	80,897	(9,986)	(11)%	90,883	4,412	5%	86,471
Total Senior revenue	590,131	62,224	12%	527,907	(196,904)	(27)%	724,811
Healthcare Services:
Total pharmacy revenue	239,547	180,087	303%	59,460	57,669	3220%	1,791
Total other revenue	12,528	1,953	18%	10,575	8,476	404%	2,099
Total Healthcare Services revenue	252,075	182,040	260%	70,035	66,145	1700%	3,890
Life:
Commission revenue:
Term	70,094	4,555	7%	65,539	(15,049)	(19)%	80,588
Final expense	56,488	(11,807)	(17)%	68,295	(5,932)	(8)%	74,227
Total commission revenue	126,582	(7,252)	(5)%	133,834	(20,981)	(14)%	154,815
Total other revenue	19,250	(889)	(4)%	20,139	(2,715)	(12)%	22,854
Total Life revenue	145,832	(8,141)	(5)%	153,973	(23,696)	(13)%	177,669
Auto & Home:
Total commission revenue	20,450	(5,401)	(21)%	25,851	(1,770)	(6)%	27,621
Total other revenue	1,412	(618)	(30)%	2,030	(1,262)	(38)%	3,292
Total Auto & Home revenue	21,862	(6,019)	(22)%	27,881	(3,032)	(10)%	30,913
Eliminations:
Total commission revenue	(2,796)	6,395	(70)%	(9,191)	(7,187)	359%	(2,004)
Total other revenue	(4,256)	2,304	(35)%	(6,560)	(1,262)	24%	(5,298)
Total Elimination revenue	(7,052)	8,699	(55)%	(15,751)	(8,449)	116%	(7,302)
Total commission revenue	653,470	65,952	11%	587,518	(231,254)	(28)%	818,772
Total pharmacy revenue	239,547	180,087	303%	59,460	57,669	3220%	1,791
Total other revenue	109,831	(7,236)	(6)%	117,067	7,649	7%	109,418
Total revenue	$1,002,848	$238,803	31%	$764,045	$(165,936)	(18)%	$929,981

Revenue by Segment

2023 compared to 2022—Revenue from our Senior segment was $590.1 million for the year ended June 30, 2023, a $62.2 million, or 12%, increase compared to revenue of $527.9 million for the year ended June 30, 2022. The increase was due to a $72.2 million, or 17%, increase in commission revenue, offset by a $14.6 million decrease in lead generation revenue.

Revenue from Healthcare Services was $252.1 million for the year ended June 30, 2023, a $182.0 million, or 260%, increase compared to revenue of $70.0 million for the year ended June 30, 2022, primarily due to a $180.1 million increase in SelectRx pharmacy revenue.

Revenue from our Life segment was $145.8 million for the year ended June 30, 2023, a $8.1 million, or 5%, decrease compared to revenue of $154.0 million for the year ended June 30, 2022, primarily due to a $7.3 million decrease in commission revenue.

Revenue from our Auto & Home segment was $21.9 million for the year ended June 30, 2023, a $6.0 million, or 22%, decrease compared to revenue of $27.9 million for the year ended June 30, 2022. The decrease was primarily due to a $5.4 million decrease in commission revenue which was a result of a $10.4 million change in estimate related to the mutual termination of a contract with a certain Auto & Home carrier to restructure the book of business for that carrier.

2022 compared to 2021—Revenue from our Senior segment was $527.9 million for the year ended June 30, 2022, a $196.9 million, or 27%, decrease compared to revenue of $724.8 million for the year ended June 30, 2021. The decrease was primarily due to a $186.0 million, or 31%, decrease in MA commission revenue driven by a $193.3 million downward adjustment from the change in estimate of cohort transaction prices, a $18.2 million decrease in MS commission revenue, and a reduction of $18.3 million in external lead generation revenue from InsideResponse, partially offset by a $22.4 million increase in marketing development funds received.

Revenue from Healthcare Services was $70.0 million for the year ended June 30, 2022 a $66.1 million, or 1700%, increase compared to revenue of $3.9 million for the year ended June 30, 2021, primarily due to a $57.7 million increase in SelectRx pharmacy revenue.

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

Adjusted EBITDA by Segment

2023 compared to 2022—–Adjusted EBITDA from our Senior segment was $155.1 million for the year ended June 30, 2023, a $316.8 million, or 196%, increase compared to Adjusted EBITDA of $(161.7) million for the year ended June 30, 2022. The increase was due to a $62.2 million increase in revenue and a $254.6 million decrease in operating costs and expenses primarily due to a $157.1 million reduction in marketing and advertising costs, a $73.4 million reduction in compensation costs, and a $11.2 million reduction in licensing fees, all of which support our updated operating strategy.

Adjusted EBITDA from Healthcare Services was $(22.8) million for the year ended June 30, 2023, a $9.3 million increase compared to Adjusted EBITDA of $(32.1) million for the year ended June 30, 2022. The increase was due to a $182.0 million increase in revenue, offset by a $172.7 million increase in operating costs and expenses primarily as a result of a $134.8 million increase in medication costs, a $27.0 million increase in compensation costs, and a $6.4 million increase in fulfillment costs, due to the growth of Healthcare Services.

Adjusted EBITDA from our Life segment was $23.1 million for the year ended June 30, 2023, a $23.2 million, or 17986%, increase compared to Adjusted EBITDA of $(0.1) million for the year ended June 30, 2022. The increase in Adjusted EBITDA was due to a $31.3 million decrease in operating costs and expenses primarily due to a $26.8 million reduction in marketing and advertising costs and a $3.7 million reduction in compensation costs, all of which support our updated operating strategy. The decrease in operating costs and expenses was offset by a $8.1 million decrease in revenue as discussed above.

Adjusted EBITDA from our Auto & Home segment was $0.1 million for the year ended June 30, 2023, a $5.4 million, or 99%, decrease compared to Adjusted EBITDA of $5.4 million for the year ended June 30, 2022. The decrease in Adjusted EBITDA was due to a $6.0 million decrease in revenue as a result of a $10.4 million change in estimate related to the mutual termination of a contract with a certain Auto & Home carrier to provide for the ability to migrate the book of business to other carriers. The decrease was offset by a $0.7 million decrease in operating costs and expenses due to a $1.1 million reduction in marketing and advertising costs, offset by an increase in fulfillment costs of $0.4 million.

2022 compared to 2021—Adjusted EBITDA from our Senior segment was $(161.7) million for the year ended June 30, 2022, a $406.9 million, or 166%, decrease compared to Adjusted EBITDA of $245.2 million for the year ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to a $210.0 million increase in operating costs and expenses, driven by a $97.1 million increase in variable marketing expenses as discussed above, and a $95.1 million increase in personnel costs associated with additional headcount. In addition, there was a $196.9 million decrease in Senior revenue, driven by the $193.3 million downward adjustment from a change in estimate of MA cohort transaction prices discussed above.

Adjusted EBITDA from Healthcare Services was $(32.1) million for the year ended June 30, 2022, a $30.7 million decrease compared to Adjusted EBITDA of $(1.4) million for the year ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to a $96.9 million increase in operating costs and expenses, driven by $25.4 million higher fulfillment costs in support of the growth of Healthcare Services, and $43.8 million in pharmaceutical costs for SelectRx The increase in operating costs and expenses was offset by the $66.1 million increase in revenue as discussed above.

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

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that the cash available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Additionally, we are required under the Senior Secured Credit Facility to maintain compliance with certain debt covenants, as discussed further in Note 10 to the consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants through the 12 months following the date of issuance of our consolidated financial statements. Our future compliance with these covenants is dependent on our ability to restructure our existing debt or secure additional financing from other sources, thus we are actively exploring various financing options, including, but not limited to securitization. Failure to comply with these covenants or make payments under the Senior Secured Credit Facility could result in an event of default.

As of June 30, 2023 and June 30, 2022, our cash and cash equivalents totaled $83.2 million and $141.0 million, respectively. Additionally, the following table presents a summary of our cash flows for the years ended June 30:

(in thousands)	2023	2022	2021
Net cash used in operating activities	$(19,377)	$(338,314)	$(115,442)
Net cash used in investing activities	(9,125)	(42,576)	(64,016)
Net cash (used in) provided by financing activities	(29,339)	235,433	97,042

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

Year Ended June 30, 2023—Net cash used in operating activities was $19.4 million, consisting of net loss of $58.5 million, adjustments for non-cash items of $71.7 million, and cash used in operating assets and liabilities of $32.5 million. Adjustments for non-cash items primarily consisted of $27.9 million of depreciation and amortization, $17.3 million of charges for impairment of long-lived assets, $11.3 million of share-based compensation expense, $12.0 million of accrued interest payable in kind on the Term Loans, $8.7 million of amortization of debt issuance costs and debt discount, and $4.2 million of non-cash lease expense, offset by $11.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $24.8 million in accounts receivable, net, an increase of $1.9 million in commissions receivable, and a decrease of $3.6 million in accounts payable and accrued expenses, partially offset by an increase of $3.3 million in other liabilities.

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

Year Ended June 30, 2023—Net cash used in investing activities of $9.1 million was due to $1.4 million of purchases of property and equipment, primarily to support the growth of SelectRx infrastructure, and $7.7 million in purchases of software and capitalized internal-use software development costs.

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

Acquisitions

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

On April 30, 2021, we acquired 100% of the outstanding shares of Express Med Pharmaceuticals for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. During the year ended June 30, 2023, the Company paid the first and second earnout provisions of $3.0 million and $1.0 million, respectively, as well as the remaining holdback, net of adjustments, of $2.4 million.

On August 31, 2021, SelectRx acquired 100% of the outstanding equity interests of Simple Meds for an aggregate purchase price of $7.0 million (subject to customary adjustments). The aggregate purchase price of $7.0 million was paid in cash at the closing of the transaction.

Refer to Note 2 to the consolidated financial statements for further details concerning acquisitions.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of debt and equity and proceeds and payments related to stock-based compensation.

Year Ended June 30, 2023—Net cash used in financing activities of $29.3 million was primarily due to $10.1 million of debt issuance costs related to the Fourth Amendment, $17.8 million of principal payments on the Term Loans, and $2.4 million of holdback remitted as part of the Express Med acquisition, partially offset by $1.2 million in proceeds from common stock options exercised and the employee stock purchase plan.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2023. As of June 30, 2023, there was $707.5 million outstanding under the Term Loans. Refer to Note 10 to the consolidated financial statements for further details.

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

Contractual Obligations

Our principal commitments consist of obligations under our outstanding operating leases for office facilities; our Senior Secured Credit Facility which includes the Term Loans and Revolving Credit Facility (as defined in Note 10 to the consolidated financial statements); and our Amended Interest Rate Swap (as defined in Note 9 to the consolidated financial statements). In addition, we have outstanding service and licensing agreements with various vendors for connectability, maintenance, and other services, including minimum purchase requirements for pharmaceuticals. We believe that we will be able to fund these obligations through our existing cash and cash equivalents and cash generated from operations.

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

The Company recognizes revenue when it has completed its performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, the Company’s historical experience, and established customer business practices:

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

In accordance with ASC 740, we account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company continues to recognize a majority of its deferred tax assets as of June 30, 2023, as it believes it is more likely than not that the deferred tax assets will be realized. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is an objective source of future income that can be used to support the realizability of the Company’s deferred tax assets. During the year ended June 30, 2023, the Company recorded a valuation allowance on deferred tax balances related to state tax attributes the Company determined would not be utilized prior to expiration and for which there are not sufficient deferred tax liabilities to objectively demonstrate the ability to utilize certain state NOLs. The Company believes all other deferred tax assets are more likely than not to be recognized.

Share-Based Compensation

We recognize share-based compensation expense in the consolidated statements of comprehensive income (loss) based on the fair value of our stock-based awards over their respective vesting periods, depending on the plan. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model. The expected term for stock options granted is determined using the simplified method, which deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price, however, we do not expect to pay any dividends in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using historical stock prices for a combination of publicly traded peer group companies and our stock price. The estimated grant date fair value of our PVU’s are estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments. The estimated attainment of performance-based awards and related expense is based on the expectations of target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance or market based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

For the years ended June 30, 2023 and June 30, 2022, the Company recorded impairment charges of $17.3 million and $3.1 million, respectively, in general and administrative expense in the consolidated statements of comprehensive income (loss) related to write-offs of previously acquired definite-lived intangible assets from which the Company does not expect to receive future economic benefit. There were no impairment charges recorded on the Company’s long-lived assets for the year ended June 30, 2021. Refer to Note 7 to the consolidated financial statements for additional details.

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

There were no goodwill impairment charges recorded for the year end June 30, 2023. As a result of our annual goodwill impairment test as of April 1, 2022, the Company recorded goodwill impairment charges of $44.6 million in goodwill impairment in the consolidated statement of comprehensive income (loss) for the year ended June 30, 2022. There were no goodwill impairment charges recorded for the year ended June 30, 2021. Refer to Note 7 to the consolidated financial statements for additional details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our business, financial condition, and results of operations are not materially affected by foreign currency exchange rates, inflationary pressures, and commodity price fluctuations. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2023, 2022, and 2021, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2023, two insurance carrier customers accounted for 31% and 22% of total accounts and commissions receivable. As of June 30, 2022, three insurance carrier customers accounted for 29%, 20%, and 14% of total accounts and commissions receivable. As of June 30, 2021, three insurance carrier customers accounted for 29%, 21%, and 10% of total accounts and commissions receivable.

Interest Rate Risk

As of June 30, 2023, we had cash of $51.2 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $31.9 million deposited in a money market account with one of those banks. As of June 30, 2022, we had cash of $140.2 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $0.7 million deposited in a money market account with one of those banks. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commission Revenue – Medicare Advantage Renewal Commissions – Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company earns commission revenue from the sale of insurance policies to consumers on behalf of its customers, the insurance carriers. The transaction price is determined when the performance obligation is satisfied upon the initial sale of the insurance policy by estimating the lifetime value (“LTV”). The LTV is an estimate of the commissions to be collected over the life of an approved policy, consisting of the commission due in the year the policy is first effective and an estimate of commissions due upon each subsequent policy renewal (“renewal commissions”). The Company recognized commission revenue of $653 million for the year ended June 30, 2023, as presented in the consolidated statements of comprehensive income (loss), including $501 million of commission revenue from Medicare Advantage products as included in the Senior segment. Medicare Advantage renewal commissions are considered variable consideration and require significant judgment based on management assumptions for persistency, renewal year provision, and constraint. The Company reassesses the estimate of variable consideration each reporting period using cash receipts, actual renewal data, and historical data to identify trends and updates the estimate when sufficient evidence indicates management’s assumptions have changed. The differences in cash received for current period renewals are recorded as adjustments (“cohort adjustments”) as the underlying uncertainty has resolved. The current period cohort adjustments and updated assumptions are used to determine any changes in the estimate of future renewal commissions (“tail adjustments”).

We identified Medicare Advantage renewal commissions as a critical audit matter because of the significant judgment necessary to audit management’s assumptions used in the estimate of variable consideration. This required a high degree of auditor judgment and extensive audit effort due to the complexity of the methodology and volume of transactions when performing procedures to audit management’s assumptions for persistency, renewal year provision, and constraint and in evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of variable consideration for Medicare Advantage renewal commissions and management’s assumptions for persistency, renewal year provision, and constraint included the following, among others:

•We tested the effectiveness of internal controls related to the Company’s estimate of variable consideration for Medicare Advantage renewal commissions, including those related to the selection of persistency, renewal year provision, and constraint assumptions.
•We tested the effectiveness of internal controls related to the completeness and accuracy of the policy data used by management in determining persistency and renewal year provision assumptions.
•We reperformed the Medicare Advantage renewal commissions calculations using management’s assumptions to test the accuracy and reasonableness of the Company’s methodology.
•We obtained confirmations from the insurance carriers to test the policy status for Medicare Advantage policies used in the Company’s persistency assumptions.
•We evaluated the reasonableness of management’s constraint assumption applied to Medicare Advantage renewal commissions.
•We developed an expectation of the variable consideration for Medicare Advantage policies and compared it to management’s estimate.
•We tested management’s calculation of cohort and tail adjustments for Medicare Advantage renewal commissions and assessed the reasonableness of the methodology.
•We performed a retrospective analysis of actual lapse trends and evaluated the reasonableness as compared to management’s renewal provision assumption.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
September 13, 2023

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,156	$140,997
Accounts receivable, net of allowances of $2.7 million and $0.6 million, respectively	154,565	129,748
Commissions receivable-current	111,148	116,277
Other current assets	14,355	15,751
Total current assets	363,224	402,773
COMMISSIONS RECEIVABLE—Net	729,350	722,349
PROPERTY AND EQUIPMENT—Net	27,452	41,804
SOFTWARE—Net	14,740	16,301
OPERATING LEASE RIGHT-OF-USE ASSETS	23,563	28,016
INTANGIBLE ASSETS—Net	10,200	31,255
GOODWILL	29,136	29,136
OTHER ASSETS	21,586	18,418
TOTAL ASSETS	$1,219,251	$1,290,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,577	$24,766
Accrued expenses	16,993	26,002
Accrued compensation and benefits	49,966	42,150
Operating lease liabilities—current	5,175	5,261
Current portion of long-term debt	33,883	7,169
Contract liabilities	1,691	3,404
Other current liabilities	1,972	4,761
Total current liabilities	137,257	113,513
LONG-TERM DEBT, NET—less current portion	664,625	698,423
DEFERRED INCOME TAXES	39,581	50,080
OPERATING LEASE LIABILITIES	27,892	33,946
OTHER LIABILITIES	2,926	2,985
Total liabilities	872,281	898,947
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 166,867,240 and 164,452,029 shares issued and outstanding as of June 30, 2023 and 2022, respectively	1,669	1,644
Additional paid-in capital	567,266	554,845
Accumulated deficit	(235,644)	(177,100)
Accumulated other comprehensive income	13,679	11,716
Total shareholders’ equity	346,970	391,105
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,219,251	$1,290,052

See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2023	2022	2021
REVENUE:
Commission	$653,470	$587,518	$818,772
Pharmacy	239,547	59,460	1,791
Other	109,831	117,067	109,418
Total revenue	1,002,848	764,045	929,981
OPERATING COSTS AND EXPENSES:
Cost of revenue	301,524	391,528	269,071
Cost of goods sold—pharmacy revenue	225,963	64,172	1,644
Marketing and advertising	301,245	484,084	385,291
Selling, general, and administrative	136,518	100,945	63,114
Technical development	26,015	24,729	18,623
Goodwill impairment	—	44,596	—
Total operating costs and expenses	991,265	1,110,054	737,743
INCOME (LOSS) FROM OPERATIONS	11,583	(346,009)	192,238
INTEREST EXPENSE, NET	(80,606)	(43,595)	(29,320)
LOSS ON EXTINGUISHMENT OF DEBT	—	—	(3,315)
OTHER EXPENSE, NET	(121)	(202)	(1,588)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(69,144)	(389,806)	158,015
INCOME TAX EXPENSE (BENEFIT)	(10,600)	(92,302)	33,156
NET INCOME (LOSS)	$(58,544)	$(297,504)	$124,859

NET INCOME (LOSS) PER SHARE:
Basic	$(0.35)	$(1.81)	$0.77
Diluted	$(0.35)	$(1.81)	$0.75
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	166,140	164,042	162,889
Diluted	166,140	164,042	165,544

OTHER COMPREHENSIVE INCOME NET OF TAX:
Gain on cash flow hedge	$1,963	$11,487	$1,483
OTHER COMPREHENSIVE INCOME	1,963	11,487	1,483
COMPREHENSIVE INCOME (LOSS)	$(56,581)	$(286,017)	$126,342
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2020	162,191	$1,622	$548,113	$(4,455)	$(1,254)	$544,026
Net income	—	—	—	124,859	—	124,859
Gain on cash flow hedge, net of tax	—	—	—	—	941	941
Amount reclassified into earnings, net of tax	—	—	—	—	542	542
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,213	12	(9,473)	—	—	(9,461)
Issuance of common stock pursuant to employee stock purchase plan	56	1	985	—	—	986
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	50	—	—	—	—	—
Share-based compensation expense	—	—	5,146	—	—	5,146
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$120,404	$229	$667,039
Net loss	—	—	—	(297,504)	—	(297,504)
Gain on cash flow hedge, net of tax	—	—	—	—	10,869	10,869
Amount reclassified into earnings, net of tax	—	—	—	—	618	618
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	349	3	1,293	—	—	1,296
Issuance of common stock pursuant to employee stock purchase plan	467	5	1,877	—	—	1,882
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	126	1	(148)	—	—	(147)
Share-based compensation expense	—	—	7,052	—	—	7,052
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(58,544)	—	(58,544)
Gain on cash flow hedge, net of tax	—	—	—	—	8,974	8,974
Amount reclassified into earnings, net of tax	—	—	—	—	(7,011)	(7,011)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,139	12	627	—	—	639
Issuance of common stock pursuant to employee stock purchase plan	877	9	539	—	—	548
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	399	4	(45)	—	—	(41)
Share-based compensation expense	—	—	11,300	—	—	11,300
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970

See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(58,544)	$(297,504)	$124,859
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Depreciation and amortization	27,881	24,724	16,142
Goodwill impairment	—	44,596	—
Loss on disposal of property, equipment, and software	754	1,458	686
Impairment of long-lived assets	17,332	3,147	—
Share-based compensation expense	11,310	7,052	5,165
Deferred income taxes	(11,176)	(92,716)	33,007
Amortization of debt issuance costs and debt discount	8,676	5,461	3,344
Write-off of debt issuance costs	710	—	2,570
Accrued interest payable in kind	12,015	—	—
Fair value adjustments to contingent earnout obligations	—	—	1,488
Non-cash lease expense	4,185	4,067	3,823
Changes in operating assets and liabilities:
Accounts receivable, net	(24,817)	(25,749)	(19,993)
Commissions receivable	(1,872)	7,271	(332,936)
Other assets	169	(10,915)	4,848
Accounts payable and accrued expenses	(3,649)	(4,464)	19,728
Operating lease liabilities	(5,643)	(5,143)	(3,782)
Other liabilities	3,292	401	25,609
Net cash used in operating activities	(19,377)	(338,314)	(115,442)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,447)	(24,798)	(14,907)
Purchases of software and capitalized software development costs	(7,678)	(9,851)	(8,081)
Acquisition of business	—	(6,927)	(41,028)
Investment in equity securities	—	(1,000)	—
Net cash used in investing activities	(9,125)	(42,576)	(64,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	—	50,000	—
Payments on Revolving Credit Facility	—	(50,000)	—
Net proceeds from Term Loans	—	242,000	228,753
Payments on Term Loans	(17,833)	(3,585)	(84,118)
Payments on other debt	(158)	(184)	(251)
Proceeds from common stock options exercised and employee stock purchase plan	1,187	3,179	1,887
Payments of tax withholdings related to net share settlement of equity awards	(40)	(148)	(10,362)
Payments of debt issuance costs	(10,110)	(328)	(885)
Payments of costs incurred in connection with private placement	—	—	(1,771)
Payments of costs incurred in connection with initial public offering	—	—	(3,911)
Payment of contingent earnout liability	—	—	(32,300)
Payment of acquisition holdback	(2,385)	(5,501)	—
Net cash (used in) provided by financing activities	(29,339)	235,433	97,042
NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,841)	(145,457)	(82,416)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	140,997	286,454	368,870
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$83,156	$140,997	$286,454

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(59,025)	$(38,043)	$(26,006)
Payment of income taxes, net	(306)	(169)	(214)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	273	655	444
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for insurance products and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx and Population Health. SelectRx is an accredited Patient-Centered Pharmacy Home (“PCPH”) pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes while enabling patients to remain at home. Population Health helps members understand the benefits available under their health plans, contracts with insurance carriers to complete HRA’s on members, partners with VBC providers for a variety of healthcare-related services, and introduces members to the pharmacy services offered through SelectRx.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC (“SQAH”), ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC (“InsideResponse”), and SelectQuote Ventures, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2023. During the year ended June 30, 2023, the Company created a new liability line item on the consolidated balance sheets for “Contract liabilities” which was previously included in “Other current liabilities.” The Company created a new revenue line item on the consolidated statements of comprehensive income (loss) for “Pharmacy revenue” which was previously included in “Other revenue.” Production bonus revenue, which was previously presented separately within Revenue, is now included in Other revenue. Additionally, the Company created a new operating costs and expenses line item for “Cost of goods sold-pharmacy revenue” related to “Pharmacy revenue” which was previously included in “Cost of revenue.” The Company updated its accounting policy related to the classification of SelectRx cost of goods sold which resulted in $11.1 million previously included in Cost of revenue in the consolidated financial statements for the year ended June 30, 2022, now included in Selling, general, and administrative expenses. Prior year financial statements and disclosures were reclassified to conform to these changes in presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition. Results of operations were not materially impacted by the COVID-19 pandemic.

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

Business Combinations—The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets, liabilities, and goodwill acquired in a business combination to be recorded at full fair value at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumptions that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Refer to Note 2 of the consolidated financial statements for further details.

Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents include a money market account primarily invested in cash, U.S. Government securities, and repurchase agreements that are collateralized fully. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted market prices in active markets for identical assets or liabilities. Our account balances can at times exceed the FDIC-insured limits.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2023, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2023, two insurance carrier customers accounted for 31% and 22% of total accounts and commissions receivable. As of June 30, 2022, three insurance carrier customers accounted for 29%, 20%, and 14% of total accounts and commissions receivable.

For the year ended June 30, 2023, two insurance carriers customers accounted for 33% and 20% of total revenue. For the year ended June 30, 2022, three insurance carrier customers accounted for 18%, 17%, and 12% of total revenue. For the year ended June 30, 2021, three insurance carrier customers accounted for 24% 19%, and 15% of total revenue.

Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation. Finance lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income (loss). Depreciation is computed using the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Computer hardware	3 years
Machinery and equipment	2–5 years
Automobiles	5 years
Leasehold improvements	Shorter of lease period or useful life
Furniture and fixtures	7 years

Maintenance and minor replacements are expensed as incurred.

Software—Net—The Company capitalizes costs of materials, consultants, and compensation and benefits costs of employees who devote time to the development of internal-use software during the application development stage. Judgment is required in determining the point at which various projects enter the phases at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized, which is generally 3-5 years.

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

Impairment and Disposal of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its expected future undiscounted cash flows. If the carrying amount exceeds its expected future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. Refer to Notes 3, 4, and 7 of the consolidated financial statements for further details.

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

Revenue Recognition—The Company has three revenue streams: commissions, pharmacy, and other revenues. The Company recognizes revenue when a customer obtains control of promised goods or services and recognizes an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Commission Revenue

Contracts with Customers—The Company earns commission revenue from the sale of insurance policies, both in the first year the policy is sold and, when applicable, when the underlying policyholder renews their policy in subsequent years, as presented in the consolidated statements of comprehensive income (loss) as commission revenue. The Company’s primary customers are the insurance carriers that it contracts with to sell insurance policies on their behalf. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. We review individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration. Additionally, the insurance carriers often have the ability to amend provisions in the contracts relating to the prospective commission rates paid to the Company for new policies sold. The Company’s contracts with customers for commission revenue contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price. For certain contracts, the Company receives upfront commission payments from certain insurance carrier customers as opposed to receiving renewal year commission in later years. The difference between the upfront payment and the unmet performance obligation represents a contract liability, which is presented as contract liabilities in the consolidated balance sheets.

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

•Determination of the Transaction Price—Although the commission rates the Company is paid are based on agreed-upon contractual terms, the transaction price is determined using the estimated LTV, which represents commissions estimated to be collected over the life of an approved policy. This includes the first year commission due upon the initial sale of a policy as well as an estimate of renewal commissions, when applicable. First year commission revenue for new policies sold includes an estimated provision for those policies that are anticipated to lapse before the first policy anniversary renewal date (“first year provision”). The Company utilizes a practical expedient to estimate renewal commission revenue by applying the use of a portfolio approach to policies grouped together by segment, insurance carrier, product type, and quarter the policy was initially sold (referred to as a “cohort”).

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

Pharmacy Revenue

Pharmaceutical sales revenue from SelectRx is recognized upon shipment of an order to a customer (the patient ordering the medication). At the time of shipment, the Company has performed its one performance obligation and collectability is probable. The Company is legally prohibited from accepting returns or re-shipments except in limited circumstances. There are no future revenue streams or variable consideration associated as the transaction price is fixed and determined at time of shipment, customers have the option to cancel their service at any time, and any subsequent new order is its own performance obligation. Furthermore, as the customer has the ability to direct the use of the asset and substantially all of the remaining benefits of the asset have been transferred to the customer upon shipment, that is when revenue is recognized.

Other Revenue

Included in other revenue in the consolidated statements of comprehensive income (loss) is production bonus revenue and marketing development funds, revenue from Population Health, and external lead generation revenue from Inside Response. Population Health revenue is generally recognized when the HRA has been performed for an insurance carrier customer or the agreed-upon task has been completed for a VBC partner (the customer), the transaction price is known based on volume and contractual prices, and the Company has no further performance obligation.

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

The contract language can vary in the Company’s marketing development funds contracts, but generally the material promise to the customer is for the Company to use the upfront payment to generate leads. There are no future revenue streams or variable consideration associated as the transaction price is fixed, determined, and paid up front. Therefore, the Company’s performance obligation is fulfilled, and revenue is recognized ratably according to the contract over the agreed-upon measurement period (typically one fiscal quarter). The difference between the upfront payment and the unmet performance obligation represents a contract liability, which is presented in contract liabilities in the consolidated balance sheets.

Accounts Receivable, net—Accounts receivable, net primarily represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed and for production bonus revenue that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments yet to be received from the insurance carriers. Accounts receivable, net also includes trade receivables from Healthcare Services primarily due to pharmacy sales to customers who are covered by third-party payers (e.g., pharmacy benefit managers, insurance companies, and governmental agencies), and are stated net of allowance for credit losses. The Company recorded an allowance for credit losses as of June 30, 2023 and 2022, of $2.7 million and $0.6 million, respectively.

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

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $242.5 million, $418.0 million, and $329.4 million for the years ended June 30, 2023, 2022, and 2021, respectively.

Income Taxes—The Company accounts for income taxes using an asset and liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount which is more likely than not expected to be realized.

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

Comprehensive Income (Loss) —Comprehensive income (loss) is comprised of net income (loss) and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

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

Lead distribution company—On February 1, 2021, the Company acquired substantially all of the assets of a lead distribution company for an aggregate purchase price of up to $33.5 million (subject to customary adjustments), as set forth in the Asset Purchase Agreement, dated February 1, 2021 (the “Asset Purchase Agreement”). The purchase price was comprised of $30.0 million, of which $24.0 million was paid in cash at the closing of the transaction with an additional $6.0 million of holdback for indemnification claims, net working capital adjustments, and underperformance. Additionally, the purchase price included an earnout of up to $3.5 million. The primary purpose of the acquisition was to secure and incorporate the exclusive publisher relationships into the lead generation business of InsideResponse. The Company recorded $0.4 million of acquisition-related costs in general and administrative operating costs and expenses in the consolidated statement of comprehensive income (loss).

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the benefits of leveraging the exclusive publisher relationships in the business. This acquired goodwill is allocated to the Senior reporting unit which is part of the Senior segment, and $1.6 million is deductible for tax purposes after adding back acquisition costs and settling the remaining holdback.

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

The intangible assets acquired were being amortized on a straight-line basis over their estimated remaining lives, ranging from five to nine years.

During the year ended June 30, 2023, the Company recorded impairment charges for the remaining net book values of the vendor relationship and the non-compete agreement acquired through this acquisition (refer to Note 7 to the consolidated financial statements for further details).

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, Inc., now SelectRx, an accredited Patient-Centered Pharmacy Home pharmacy, for an aggregate purchase price of up to $24.0 million (subject to customary adjustments), as set forth in the Stock Purchase Agreement dated April 30, 2021 (the “Stock Purchase Agreement”). The aggregate purchase price of up to $24.0 million was comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The primary purpose of the acquisition was to take advantage of the Company's technology and customer base to facilitate better patient care through coordination of strategic, value-based care partnerships. The Company recorded $0.3 million of acquisition-related costs in general and administrative operating costs and expenses in the consolidated statement of comprehensive income (loss). In addition, as a result of the acquisition, the Company entered into an operating lease with the former President and Chief Executive Officer of Express Med Pharmaceuticals, now our Executive Vice President of SelectRx. Refer to Note 5 in the consolidated financial statements for further details.

The earnout of up to $4.0 million was comprised of two separate provisions. The first provision provided for an earnout of up to $3.0 million and was contingent upon achievement of the following within the first 20 months following the acquisition: facility updates that would allow for processing a minimum of 75,000 active patients, the issuance of pharmacy licenses in all 50 states, and active patients of 15,000 or more. The second provision provided for an earnout of up to $1.0 million and was contingent upon achievement of the following within 36 months following the acquisition: construction of a new facility to accommodate the servicing of additional active patients or 75,000 or more active patients as of the last day of any month prior to the end of the second earnout provision period or as of the end of the second earnout provision period. As the earnout payment was contingent upon continued employment of certain individuals, the Company recognized the earnout as compensation expense in selling, general, and administrative operating costs and expenses in the consolidated statement of comprehensive income (loss) in the period in which it was earned. During the year ended June 30, 2023, the Company paid the first and second earnout provisions of $3.0 million and $1.0 million, respectively, as well as the remaining holdback, net of adjustments, of $2.4 million.

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

Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $16.3 million is deductible for tax purposes after adding back acquisition costs and settling the remaining holdback.

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

The Company is amortizing the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from one to five years.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Description	Estimated Life	Amount
Cash and cash equivalents		$61
Accounts receivable		634
Other current assets		474
Property and equipment, net		415
Accounts payable		(259)
Net tangible assets acquired		1,325

Customer relationships	1 year	370
Goodwill	Indefinite	5,713
Total intangible assets acquired		6,083
Net assets acquired		$7,408

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following as of June 30:

(in thousands)	2023	2022
Computer hardware	$20,970	$23,303
Machinery and equipment(1)	14,825	15,051
Leasehold improvements	20,422	20,269
Furniture and fixtures	4,591	4,605
Work in progress	338	2,810
Total	61,146	66,038
Less accumulated depreciation	(33,694)	(24,234)
Property and equipment—net	$27,452	$41,804
(1) Includes financing lease right-of-use assets.

Work in progress as of June 30, 2023, primarily represents leasehold improvements and computer equipment not yet put into service and not yet being depreciated. Work in progress as of June 30, 2022, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the years ended June 30, 2023, 2022, and 2021, was $14.5 million, $11.8 million, and $7.7 million, respectively. In addition, during the year ended June 30, 2023, the Company recorded a net impairment charge to the Senior segment of $0.7 million for computer equipment that was determined to have a carrying value less than the fair market value.

4.SOFTWARE—NET

Software—net consisted of the following as of June 30:

(in thousands)	2023	2022
Software	$35,945	$26,049
Work in progress	143	4,162
Total	36,088	30,211
Less accumulated amortization	(21,348)	(13,910)
Software—net	$14,740	$16,301

Work in progress primarily represents costs incurred for software not yet put into service and not yet being amortized. For the years ended June 30, 2023, 2022, and 2021, the Company capitalized internal-use software and website development costs of $7.8 million, $8.4 million, and $7.6 million, respectively, and recorded amortization expense of $7.9 million, $6.3 million, and $3.9 million, respectively. In addition, during the year ended June 30, 2023, the Company recorded an impairment charge to the Healthcare Services segment of $1.0 million for the net book value of software that the Company determined would no longer be utilized.

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

During the year ended June 30, 2023, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.8 million. The Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas, effective July 31, 2023, resulting in an early termination penalty of $0.9 million, which was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease. In addition, the Company terminated its lease for a portion of its office facilities in Overland Park, resulting in derecognition of the right-of-use asset and operating lease liability and a gain of $0.2 million which is included in selling, general, and administrative expense in the consolidated statement of comprehensive income (loss).

During the year ended June 30, 2022, the Company exercised an early termination option for the Des Moines, Iowa office lease, resulting in an early termination penalty of $0.3 million, which was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of June 30, 2023:

(in thousands)	Balance Sheet Classification	2023	2022
Assets
Operating leases	Operating lease right-of-use assets	$23,563	$28,016
Finance leases	Property and equipment - net	221	261
Total lease right-of-use assets		$23,784	$28,277

Liabilities
Current
Operating leases	Operating lease liabilities - current	$5,175	$5,261
Finance leases	Other current liabilities	127	136
Non-current
Operating leases	Operating lease liabilities	27,892	33,946
Finance leases	Other liabilities	98	129
Total lease liabilities		$33,292	$39,472

Lease Costs—The components of lease costs were as follows for the periods presented:

	Year Ended June 30,	Year Ended June 30,
(in thousands)	2023	2022
Finance lease costs(1)	$173	$181
Operating lease costs(2)	7,874	7,996
Short-term lease costs	201	108
Variable lease costs(3)	599	842
Sublease income	(2,190)	(690)
Total net lease costs	$6,657	$8,437
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in selling, general, and administrative expense and interest expense, net in the consolidated statements of comprehensive income (loss).
(2) Recorded in selling, general, and administrative expense in the consolidated statements of comprehensive income (loss).
(3) Variable lease costs are not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate and primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the consolidated statements of comprehensive income (loss).

Supplemental Information—Supplemental information related to leases was as follows as of and for the periods presented:

	Year Ended June 30,			Year Ended June 30,
	2023			2022
(in thousands)	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$9,388	$17	$9,405	$9,561	$12	$9,573
Financing cash flows from leases	—	156	156	—	199	199
Right-of-use assets obtained in exchange for new lease liabilities	$(347)	$116	$(231)	$654	$249	$903

	Year Ended June 30,		Year Ended June 30,
	2023		2022
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted-average remaining lease term (in years)	6.11	2.55	6.56	3.20
Weighted-average discount rate	10.33%	10.81%	9.55%	5.64%

Maturities of Lease Liabilities—As of June 30, 2023, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
2024	$8,199	$140	$8,339
2025	7,947	38	7,985
2026	7,412	38	7,450
2027	6,105	32	6,137
2028	5,562	—	5,562
Thereafter	9,046	—	9,046
Total undiscounted lease payments	44,271	248	44,519
Less: interest	11,204	23	11,227
Present value of lease liabilities	$33,067	$225	$33,292

Sublease income—The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and the entirety of its office facilities in Centennial, Colorado. These subleases commenced March 23, 2022; June 9, 2022; July 1, 2022; September 2, 2022; and March 23, 2023, and run through the remaining terms of the primary leases. In June 2023, the Company terminated its sublease for a portion of its office facilities in Overland Park, KS resulting in a loss of $0.2 million which is included in selling, general, and administrative expense in the consolidated statement of comprehensive income (loss). Sublease income is recorded on a straight-line basis as a reduction of lease expense in the consolidated statements of comprehensive income (loss). The Company may consider entering into additional sublease arrangements in the future.

As of June 30, 2023, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
2024	$2,323
2025	2,548
2026	2,587
2027	2,180
2028	1,931
Thereafter	2,092
Total sublease income	$13,661

6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Cash and cash equivalents—As of June 30, 2023 and 2022, cash equivalents included a money market account primarily invested in cash, U.S. Government securities, and repurchase agreements that are collateralized fully. Cash and cash equivalents consisted of the following as of June 30:

(in thousands)	2023	2022
Cash	$51,231	$140,248
Money market funds	31,925	749
Total cash and cash equivalents	$83,156	$140,997

Other current assets—Other current assets consisted of the following as of June 30:

(in thousands)	2023	2022
Prepaid expenses(1)	$7,057	$7,943
Inventory(2)	5,567	5,754
Other receivables(3)	1,731	2,054
Total other current assets	$14,355	$15,751
(1) Prepaid expenses primarily consists of amounts prepaid for future services and other contractual arrangements for which we have yet to receive benefit.
(2) Inventory consists of SelectRx pharmaceuticals.
(3) Other receivables primarily consists of tax incentives and lead monetization payments not yet received.

Other current liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2023	2022
Commission advances(1)	$1,142	$4,625
Financing lease liabilities-short term	127	136
Other(2)	703	—
Total other current liabilities	$1,972	$4,761
(1) Commission advances as of June 30, 2023 and 2022, consists of a refund liability related to certain final expense policies where the upfront payments exceeded accounts receivable owed from certain Life insurance carrier customers due to anticipated lapsed policies.
(2) Other current liabilities primarily consists of an accrual for fees related to the Revolving Credit Facility and a security deposit related to one of the Company’s subleases.

Other liabilities—Other liabilities consisted of the following as of June 30:

(in thousands)	2023	2022
Financing lease liabilities-long term	$98	$129
Third-party commission liabilities	1,779	1,824
Other(1)	1,049	1,032
Total other liabilities	$2,926	$2,985
(1) Other noncurrent liabilities consists of revenue sharing obligations expected to settle beyond one year from the balance sheet date as well as security deposits related to the Company’s subleases.

7.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented in the tables below as of June 30 (dollars in thousands, useful life in years):

	2023				2022
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$—	$(8,617)	$8,875	$17,492	$—	$(6,232)	$11,260
Trade name	2,680	—	(1,697)	983	2,680	—	(1,161)	1,519
Proprietary software	1,042	—	(758)	284	1,592	(336)	(816)	440
Non-compete agreements	1,292	(533)	(701)	58	1,292	—	(445)	847
Vendor relationships	20,400	(15,111)	(5,289)	—	23,700	(2,811)	(3,700)	17,189
Total intangible assets	$42,906	$(15,644)	$(17,062)	$10,200	$46,756	$(3,147)	$(12,354)	$31,255

The Company's intangible assets include those long-lived intangible assets acquired as part of the acquisitions discussed in Note 2 to the consolidated financial statements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

For the year ended June 30, 2023, the Company determined that impairment triggers existed for the remaining vendor relationship recognized through the acquisition of a lead distribution company (refer to Note 2 to the consolidated financial statements for further details), and as a result does not expect any future economic benefit to be derived from this relationship as the relationship has been terminated. Accordingly, the Company determined that as the relationship has been terminated, the associated non-compete agreement recognized through the acquisition is no longer enforceable, and thus does not provide any future economic benefit to the Company. As such, the Company recorded impairment charges to the Senior segment for the remaining net book values of the vendor relationship and the non-compete agreement of $15.1 million and $0.5 million, respectively, for the year ended June 30, 2023, in general and administrative expense in the consolidated statement of comprehensive income (loss).

For the year ended June 30, 2022, the Company determined that impairment triggers existed for one of the vendor relationships recognized through the acquisition of a lead distribution company (refer to Note 2 to the consolidated financial statements for further details). As such, the Company performed a recoverability analysis for the asset group, which is included in the Senior segment, and determined that the asset group as a whole was recoverable. However, as the Company did not expect any future economic benefit to be derived from this relationship, the Company recorded an impairment charge of $2.8 million to the Senior segment. In addition, during the year ended June 30, 2022, the Company determined that impairment triggers existed for the proprietary software acquired through the Express Med acquisition. As the Company did not expect any future economic benefit from the use of the software, the Company recorded an impairment charge to the Healthcare Services segment of $0.3 million.

For the years ended June 30, 2023, 2022, and 2021, amortization expense related to intangible assets totaled $5.4 million, $6.6 million, $4.6 million, respectively, recorded in general and administrative expense in the consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 3.6 and 6.2 years as of June 30, 2023 and 2022, respectively.

As of June 30, 2023, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
2024	$536	$156	$20	$2,319	$3,031
2025	447	128	20	2,316	2,911
2026	—	—	18	2,313	2,331
2027	—	—	—	1,927	1,927
Total	$983	$284	$58	$8,875	$10,200

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of June 30, 2023, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment. The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist.

During the year ended June 30, 2023, there were no indicators of impairment. The Company conducted a quantitative analysis for the Healthcare Services reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820. For the discounted cash flow method, a discount rate of 13.7% was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting unit’s fair value was determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Healthcare Services reporting unit substantially exceeded its carrying value, thus, no impairment charges were recorded during the year ended June 30, 2023.

For the year ended June 30, 2022, the Company determined that a reassessment of the reporting units was appropriate, as the Company no longer viewed the components within Senior as a single reporting unit due to their growing divergence from what were previously similar economic characteristics. Accordingly, the Company separated the Healthcare Services business from the Senior reporting unit and into its own reporting unit. Using the relative fair value approach, goodwill of $39.2 million and $29.1 million were re-allocated to Senior and Healthcare Services, respectively. The Company then performed a quantitative analysis for each reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820. For the discounted cash flow method, the discount rate was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting units’ fair values were determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Auto & Home reporting unit was less than its carrying value. Accordingly, the Company recorded goodwill impairment charges of $5.4 million in the consolidated statement of comprehensive income (loss) for the year ended June 30, 2022, representing the entirety of the goodwill assigned to the Auto & Home reporting unit. The Company also determined that the fair value of the Senior reporting unit was less than its carrying value. Accordingly, the Company recorded impairment charges of $39.2 million to goodwill impairment in the consolidated statement of comprehensive income (loss) for the year ended June 30, 2022. Goodwill for the Healthcare Services reporting unit was not impaired based on the analysis performed, as the reporting unit’s fair value substantially exceeded its carrying amount.

There were no goodwill impairment charges recorded during the year ended June 30, 2021.

8.EMPLOYEE BENEFIT PLANS

The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 2% per plan year. Additionally, the Company may make a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $4.5 million, $3.0 million, $3.6 million for the years ended June 30, 2023, 2022, and 2021, respectively.

In addition, the Company offers an employee stock purchase plan (the “ESPP”), which was amended and restated effective as of April 1, 2022. The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023. Refer to note 12 to the consolidated financial statements for further detail.

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheets, was $2.8 million and $2.5 million as of June 30, 2023, and 2022, respectively.

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

As of June 30, 2023, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of June 30, 2023, the Amended Interest Rate Swap had a fair value of $17.9 million and was recorded in other assets in the consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. As of June 30,

2023, the Company estimates that $13.8 million will be reclassified into interest expense during the next twelve months.

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of June 30:

(in thousands)	2023		2022
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other assets	$17,861	Other assets	$15,219

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2023	2022
Unrealized gain, before taxes	$12,072	$14,621
Income tax expense	(3,098)	(3,752)
Unrealized gain, net of taxes	$8,974	$10,869

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2023	2022
Interest expense (income), net	$(9,431)	$835
Income tax expense (benefit)	2,420	(217)
Net reclassification into earnings	$(7,011)	$618

Amounts included in accumulated other comprehensive income are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income:

(in thousands)	Derivative Instruments
Balance at June 30, 2022	$11,716
Unrealized gains, net of related tax expense of $(3.1) million	8,974
Amount reclassified into earnings, net of related taxes of $2.4 million	(7,011)
Balance at June 30, 2023	$13,679

10.DEBT

Debt consisted of the following as of June 30:

(in thousands)	2023	2022
Term Loans (effective interest rate 13.3%)	$707,509	$713,327
Unamortized debt issuance costs and debt discount	(9,001)	(7,735)
Total debt	698,508	705,592
Less current portion of long-term debt:	(33,883)	(7,169)
Long-term debt	$664,625	$698,423

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a $425.0 million credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, August 26, 2022, and May 5, 2023, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, “Third Amendment”, “Fourth Amendment”, and “Fifth Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Company recognized a $3.3 million loss on debt extinguishment in the consolidated statement of comprehensive income (loss) for the year ended June 30, 2021, as part of the First Amendment. The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. In addition, the Fourth Amendment provided for the Company to pay a revolving credit termination fee of $0.5 million for the ratable account of each revolving lender upon the termination of all revolving loan commitments. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. Finally, the Fifth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of March 31, 2024. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $100.0 million under the Revolving Credit Facility, of which all was available to borrow as of June 30, 2023 and (2) Term Loans outstanding in an aggregate principal amount of $707.5 million as of June 30, 2023.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) SOFR (subject to a floor of 0.75%) plus 6.00% in cash plus 2.00% payable in kind or (b) a base rate plus 5.00% in cash plus 2.00% payable in kind, at the Company’s option. From and after October 1, 2023, the cash and paid in kind interest rate with respect to the Term Loans will rise 0.50% and 1.00% respectively. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%, at the Company’s option.

The Senior Secured Credit Facility has a maturity date of November 5, 2024, and the Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, increasing to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of June 30, 2023, the Company has made total lifetime principal payments of $205.5 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of June 30, 2023, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.0 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $8.7 million and $5.5 million for the year ended June 30, 2023 and 2022, respectively, which is included in interest expense, net in the Company’s consolidated statements of comprehensive income (loss).

On September 11, 2023, the Company entered into a Sixth Amendment to the Senior Secured Credit Facility (the “Sixth Amendment”) by and among the Company, certain of its existing lenders, and Wilmington Trust, National Association, as administrative agent. The Sixth Amendment amends the Senior Secured Credit Facility to decrease the minimum asset coverage ratio required to be maintained by the Company as of June 30, 2024.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. The motion to dismiss is still pending before the court.

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

The Company currently believes that these matters will not have a material adverse effect on its operations, financial condition or liquidity; however, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to these matters is probable and, therefore, has not accrued a liability related to these matters.

12.SHAREHOLDERS' EQUITY

Common Stock—As of June 30, 2023, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	12,541,441
Stock awards available for grant under 2020 Plan	6,243,568
Options outstanding under 2003 Plan	539,804
Total	19,324,972

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans: the 2003 Stock Incentive Plan (the “2003 Stock Plan”) and the 2020 Omnibus Incentive Plan (the “2020 Stock Plan” and, collectively with the 2003 Stock Plan, the “Stock Plans”). However, no further awards will be made under the 2003 Stock Plan. The Company's Board of Directors adopted, and shareholders approved, the 2020 Stock Plan in connection with the Company’s IPO, which provides for the grant of incentive stock options (“ISO's”), nonstatutory stock options (“NSO's”), stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU's”), performance-based restricted stock units (“PSU's”), price-vested restricted stock units (“PVU’s”) and other forms of equity compensation (collectively, “stock awards”). All stock awards (other than ISOs, which may be granted only to current employees of the Company) may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates.

The number of shares of common stock available for issuance as of June 30, 2023, pursuant to future awards under the Company's 2020 Stock Plan is 6,243,568. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in our consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2023	2022	2021
Share-based compensation related to:
Equity classified stock options	$3,249	$3,145	$1,732
Equity classified RSU's	5,958	3,948	2,274
Equity classified PSU's	100	(578)	705
Equity classified PVU's	1,876	—	—
Total	$11,183	$6,515	$4,711

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

The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company's common stock price over the expected term (“volatility”), the number of options that will ultimately not complete their vesting requirements (“assumed forfeitures”), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term (“risk-free interest rate”), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments (“dividend yield”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the consolidated statements of comprehensive income (loss).

During the year ended June 30, 2023, there were no stock options granted. The Company used the following weighted-average assumptions for the stock options granted during the years ended June 30, 2022 and 2021:

	Year Ended June 30,
	2022	2021
Volatility	36.0%	25.0%
Risk-free interest rate	1.4%	0.4%
Dividend yield	—%	—%
Assumed forfeitures	—%	—%
Expected term (in years)	6.25	6.24
Weighted-average fair value (per share)	$3.36	$4.90

The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2022	5,211,585	$9.14
Options granted	—	—
Options exercised	(1,139,324)	0.56
Options forfeited/expired/cancelled	(224,922)	11.27
Outstanding—June 30, 2023	3,847,339	$11.56	7.44	$178
Vested and exercisable—June 30, 2023	1,808,490	$11.36	6.68	$178

As of June 30, 2023, there was $5.0 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1.94 years.

The Company received cash of $0.6 million, $1.3 million, and $0.9 million in connection with stock options exercised during the years ended June 30, 2023, 2022, and 2021.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	810,310	$13.50
Granted	4,819,590	1.50
Vested	(421,746)	10.44
Forfeited	(296,541)	3.83
Unvested as of June 30, 2023	4,911,613	$2.57

As of June 30, 2023, there was $8.4 million of unrecognized share-based compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.87 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the year ended June 30, 2023:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	13,293	$17.97
Granted	—	—
Vested	—	—
Forfeited	(5,236)	18.58
Performance adjustment(1)	5,308	—
Unvested as of June 30, 2023	13,365	$17.96
(1) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

If certain performance metrics are met, PSU’s will vest at the end of a three-year performance period. The number of shares that could be earned for the fiscal year 2021 tranche ranges from 0% to 150% of the target, and the number of shares that could be earned for the fiscal year 2022 tranche ranges from 0% to 200% of the target. The fiscal year 2021 tranche vested on September 13, 2023, at approximately 12% of the target, and approximately 13,365 shares were issued. The fiscal year 2022 tranche is estimated to be at 0% of the target as of June 30, 2023. As of June 30, 2023, there was less than $0.1 million of unrecognized share-based compensation cost related to the fiscal year 2021 tranche, which is expected to be recognized over a weighted-average period of 0.17 years.

Price-Vested Units—During the year ended June 30, 2023, the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards are divided into four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period. The number of shares subject to each tranche of the PVU awards, as well as the stock price hurdles, service periods, and performance periods for each tranche are as follows:

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

The fair value of each PVU (for purposes of calculation of share-based compensation expense) is estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. Use of this model requires the input of subjective assumptions and changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation recognized in the consolidated statements of comprehensive income (loss). These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments.

During the years ended June 30, 2022 and 2021, there were no PVU’s granted. The Company used the following weighted-average assumptions for the PVU’s granted during the year ended June 30, 2023:

Year Ended June 30,
2023
Share price as of grant date	$1.80
Volatility	79.3%
Risk-free interest rate	2.6%
Cost of equity	10.6%
Dividend yield	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the year ended June 30, 2023:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2022	—	$—
Granted	4,222,644	1.22
Vested	—	—
Forfeited	(178,464)	1.22
Unvested as of June 30, 2023	4,044,180	$1.22

As of June 30, 2023, there was $3.1 million of unrecognized share-based compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.72 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. During the years ended June 30, 2023, and 2022, the Company issued 876,933 and 466,468 shares, respectively, to its employees, and as of June 30, 2023, there are 159 shares reserved for future issuance under the plan. The Company received cash of $0.6 million, $1.9 million, and $1.0 million in connection with ESPP purchases during the years ended June 30, 2023, 2022, and 2021, respectively. The Company recorded share-based compensation expense related to the ESPP of $0.1 million, $0.5 million, and $0.4 million for the years ended June 30, 2023, 2022, and 2021, respectively. The ESPP was suspended effective April 1, 2023.

13.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2023	2022	2021
Senior:
Commission revenue:
Medicare advantage	$500,501	$409,090	$595,132
Medicare supplement	1,668	5,224	23,431
Prescription drug plan	513	(170)	1,652
Dental, vision, and health	3,855	15,056	15,969
Other commission revenue	2,697	7,824	2,156
Total commission revenue	509,234	437,024	638,340
Total other revenue	80,897	90,883	86,471
Total Senior revenue	590,131	527,907	724,811
Healthcare Services:
Total pharmacy revenue	239,547	59,460	1,791
Total other revenue	12,528	10,575	2,099
Total Healthcare Services revenue	252,075	70,035	3,890
Life:
Commission revenue:
Term	70,094	65,539	80,588
Final expense	56,488	68,295	74,227
Total commission revenue	126,582	133,834	154,815
Total other revenue	19,250	20,139	22,854
Total Life revenue	145,832	153,973	177,669
Auto & Home:
Total commission revenue	20,450	25,851	27,621
Total other revenue	1,412	2,030	3,292
Total Auto & Home revenue	21,862	27,881	30,913
Eliminations:
Total commission revenue	(2,796)	(9,191)	(2,004)
Total other revenue	(4,256)	(6,560)	(5,298)
Total Elimination revenue	(7,052)	(15,751)	(7,302)
Total commission revenue	653,470	587,518	818,772
Total pharmacy revenue	239,547	59,460	1,791
Total other revenue	109,831	117,067	109,418
Total revenue	$1,002,848	$764,045	$929,981

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2021	$845,897
Commission revenue recognized	386,625
Net commission revenue adjustment from change in estimate	(212,220)
Amounts recognized as accounts receivable, net	(181,676)
Balance as of June 30, 2022	838,626
Commission revenue recognized	259,933
Net commission revenue adjustment from change in estimate	(7,442)
Change in estimate from mutual contract termination	(10,427)
Amounts recognized as accounts receivable, net	(240,192)
Balance as of June 30, 2023	$840,498

For the year ended June 30, 2023, the $7.4 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a negative adjustment of $9.4 million for Senior, a positive adjustment of $2.2 million for Auto & Home, and a negative adjustment of $0.2 million for Life. Additionally, the Company recorded a $10.4 million change in estimate related to the mutual termination of a contract with a certain Auto & Home carrier to provide for the ability to migrate the book of business to other carriers.

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

The Company’s contract liabilities on the consolidated balance sheet represent unamortized upfront payments received for commission revenue, production bonuses, and marketing development funds, for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months. During the year ended June 30, 2022, there was no material activity within the contract liability rollforward, as the performance obligation was typically met within the same period the cash was received. All of the remaining balance in contract liabilities as of June 30, 2022, was recognized in revenue in fiscal year 2023 and is included in the Commission revenue recognized line below. A roll forward of contract liabilities (current) for the year ended June 30, 2023, is shown below:

Balance as of June 30, 2022	$3,404
Commission revenue recognized	(47,285)
Other revenue recognized	(28,754)
Amounts recognized as contract liabilities	74,326
Balance as of June 30, 2023	$1,691

14.INCOME TAXES

Income tax expense consists of the following for the periods presented:

	Year Ended June 30,
(in thousands)	2023	2022	2021
Current income taxes:
Federal	$102	$—	$—
State	544	479	149
Total	646	479	149

Deferred income taxes:
Federal	(12,365)	(77,242)	27,860
State	1,119	(15,539)	5,147
Total	(11,246)	(92,781)	33,007

Income tax expense (benefit)	$(10,600)	$(92,302)	$33,156

The Company’s statutory federal tax rate was 21% for each of the years ended June 30, 2023, 2022, and 2021, respectively. The Company’s state tax rate (net of federal benefit) was 2.24%, 4.98%, and 3.22% for the years ended June 30, 2023, 2022, and 2021, respectively.

The differences from the Company’s federal statutory tax rate to the effective tax rate shown below for the year ended June 30, 2023, were primarily related to state income taxes, RSU vestings, executive officer compensation, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. For the year ended June 30, 2022, the differences were primarily due to the net effects of state income taxes, and for the year ended June 30, 2021, were primarily due to the net effects of state income taxes partially offset by HPIP tax credits and the exercise of non-qualified stock options.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Differences in income tax expense resulting from:
State income taxes	3.1	5.0	3.2
Executive officer compensation	(1.1)	—	—
Equity compensation	(1.1)	—	—
Change in valuation allowance	(5.4)
Change in state tax rate	—	(1.9)	(0.3)
Kansas HPIP credit	—	—	(0.5)
Non-qualified stock option exercises	—	—	(3.6)
Deferred adjustments	(1.1)	—	—
Other	(0.1)	(0.4)	1.2
Effective income tax rate	15.3%	23.7%	21.0%

Significant components of the deferred tax assets and liabilities were as follows as of June 30:

(in thousands)	2023	2022
Deferred tax assets:
Accruals and other	$17,299	$11,903
Lease liability	8,543	10,616
Interest expense limitation	43,479	25,691
Net operating losses	153,930	168,105
Credit carryforward	4,733	6,262
Basis difference in fixed and amortizable assets	8,183	1,397
Total deferred tax assets	236,167	223,974
Less: Valuation allowance	(3,716)	—
Deferred tax assets, net of valuation allowance	232,451	223,974

Deferred tax liabilities:
Commissions receivable	(261,207)	(266,449)
Lease right-of-use asset	(6,103)	(7,605)
Interest rate swap	(4,722)	—
Total deferred tax liabilities	(272,032)	(274,054)

Net long-term deferred tax liabilities	$(39,581)	$(50,080)

As of June 30, 2023, a valuation allowance of $3.7 million was established for deferred tax assets related to certain state specific net operating losses and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its deferred tax assets as of June 30, 2023, as it believes it is more likely than not that the net deferred tax assets will be realized, outside of the deferred tax asset related to certain state credits noted above where a valuation allowance has been established. For the year ended June 30, 2022, the Company did not record a valuation allowance as it believed it was more likely than not that the net deferred tax assets would be realized.

As of June 30, 2023 and 2022, there were no benefits related to uncertain tax positions that, if recognized, would affect the effective tax rate. The Company will continue to evaluate the need for any potential reserve.

As of June 30, 2023, the Company has NOL carryforwards for federal and state income tax purposes of $606.7 million and $661.7 million, respectively. Other than the federal NOLs generated for the tax years ended June 30, 2022 and 2021, which have an indefinite carryforward period, the federal carryforwards will expire during tax years 2035 through 2039. The state carryforwards will expire during tax years 2026 through 2044. As of June 30, 2023, the Company has state income tax credit carryforwards of $6.0 million. These state tax credits will expire during tax years 2027 through 2039.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2019 through 2021 and state tax returns from tax years 2018 through 2021 remain open to examination by significant domestic taxing jurisdictions to which the Company is subject. NOLs generated by the Company are open to examination until the expiration of the statutes of limitations for the years when the NOLs are utilized.

15.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC Topic 260, “Earnings per Share”. Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Year Ended June 30,
(in thousands, except per share amounts)	2023	2022	2021
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$(58,544)	$(297,504)	$124,859
Denominator:
Weighted-average common stock outstanding	166,140	164,042	162,889
Net income (loss) per share—basic:	$(0.35)	$(1.81)	$0.77
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$(58,544)	$(297,504)	$124,859
Denominator:
Weighted-average common stock outstanding	166,140	164,042	162,889
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	—	2,655
Total common and common equivalent shares outstanding	166,140	164,042	165,544
Net income (loss) per share—diluted:	$(0.35)	$(1.81)	$0.75
(1) Excluded from the computation of net loss per share-diluted for the years ended June 30, 2023 and 2022 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following as of June 30:

(in thousands)	2023	2022	2021
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	8,456	5,382	784

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

(in thousands)	2023	2022	2021
Shares subject to outstanding PVU’s	4,346	—	—
Shares subject to outstanding PSU's	9	168	121
Total	4,355	168	121

16.SEGMENT INFORMATION

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). Prior to the first quarter of fiscal 2023, the Company had reported financial results under three reportable segments: i) Senior, ii) Life, and iii) Auto & Home. Effective July 1, 2022, as a result of a change in strategic direction established for fiscal year 2023, the available financial information and the operating results regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segments and assess its performance have also changed, with the financial information related to Healthcare Services, which includes SelectRx and Population Health, now available and reviewed by our CODM separately from the remainder of the Senior reportable segment. As a result, the Company now reflects four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home, and all prior periods have been restated to reflect the change in reportable segments.

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

Costs of revenue, cost of goods sold-pharmacy revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses that are directly attributable to a segment are reported within the applicable segment. Indirect costs of revenue, marketing and advertising, selling, general, and administrative, and technical development operating expenses are allocated to each segment based on varying metrics such as headcount. Adjusted EBITDA is calculated as total revenue for the applicable segment less direct and allocated costs of revenue, cost of goods sold, marketing and advertising, technical development, and selling, general, and administrative operating costs and expenses, excluding depreciation and amortization expense; gain or loss on disposal of property, equipment, and software; share-based compensation expense; and non-recurring expenses such as severance payments and transaction costs. Our CODM does not separately evaluate assets by segment, with the exception of commissions receivable; therefore, assets by segment are not presented.

The following tables present information about the reportable segments for the periods presented:

Year Ended June 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$590,131	$252,075	$145,832	$21,862	$(7,052)	(1)	$1,002,848
Operating expenses	(435,054)	(274,844)	(122,759)	(21,782)	(73,985)	(2)	(928,424)
Other income (expenses), net	—	—	—	1	(122)		(121)
Adjusted EBITDA	$155,077	$(22,769)	$23,073	$81	$(81,159)		$74,303
Share-based compensation expense							(11,310)
Transaction costs (3)							(5,569)
Depreciation and amortization							(27,881)
Loss on disposal of property, equipment, and software, net							(749)
Impairment of long-lived assets							(17,332)
Interest expense, net							(80,606)
Income tax benefit							10,600
Net loss							$(58,544)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $51.4 million in salaries and benefits for certain general, administrative, and IT related departments, and $19.5 million in professional services fees.
(3)These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility, financing transaction costs, and non-restructuring severance expenses.

Year Ended June 30, 2022

	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$527,907	$70,035	$153,973	$27,881	$(15,751)	(1)	$764,045
Operating expenses	(689,609)	(102,132)	(154,102)	(22,448)	(56,058)	(2)	(1,024,349)
Other expenses, net	—	—	—	—	(202)		(202)
Adjusted EBITDA	$(161,702)	$(32,097)	$(129)	$5,433	$(72,011)		$(260,506)
Share-based compensation expense							(7,052)
Non-recurring expenses (3)							(4,730)
Depreciation and amortization							(24,724)
Loss on disposal of property, equipment, and software							(1,456)
Goodwill impairment							(44,596)
Impairment of long-lived assets							(3,147)
Interest expense, net							(43,595)
Income tax benefit							92,302
Net loss							$(297,504)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $44.2 million in salaries and benefits for certain general, administrative, and IT related departments, and $18.2 million in professional services fees.
(3) These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility, costs related to acquisitions, and severance expenses.

Year Ended June 30, 2021

	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$724,811	$3,890	$177,669	$30,913	$(7,302)	(1)	$929,981
Operating expenses	(479,646)	(5,280)	(155,127)	(22,735)	(46,899)	(2)	(709,687)
Other income (expenses), net	—	2	—	—	(100)		(98)
Adjusted EBITDA	$245,165	$(1,388)	$22,542	$8,178	$(54,301)		$220,196
Share-based compensation expense							(5,165)
Non-recurring expenses (3)							(6,065)
Fair value adjustments to contingent earnout obligations							(1,488)
Depreciation and amortization							(16,142)
Loss on disposal of property, equipment and software							(686)
Interest expense, net							(29,320)
Loss on extinguishment of debt							(3,315)
Income tax expense							(33,156)
Net income							$124,859
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $34.0 million in salaries and benefits for certain general, administrative, and IT related departments, and $13.4 million in professional services fees.
(3) These expenses primarily consist of costs incurred for the First Amendment to the Senior Secured Credit Facility, recent acquisitions, re-designation of the hedge, and the Secondary Offering.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2023, two insurance carrier customers, both from the Senior Segment, accounted for 33% (UHC) and 20% (Humana) of total revenue. For the year ended June 30, 2022, three insurance carrier customers, all from the Senior Segment, accounted for 18% (UHC), 17% (Wellcare), and 12% (Humana) of total revenue. For the year ended June 30, 2021, three insurance carrier customers, all from the Senior Segment, accounted for 24% (UHC), 19% (Humana), and 15% (Wellcare) of total revenue.

17.RELATED-PARTY TRANSACTIONS

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The Company earned less than $0.1 million and $0.4 million in lead generation revenue, which is recorded in other revenue in the consolidated statements of comprehensive income (loss), as a result of this relationship for the years ended June 30, 2023 and 2022, respectively, and did not have any outstanding accounts receivable as of either June 30, 2023 and 2022, respectively.

The Company has also purchased leads from this senior healthcare distribution platform. Lead costs incurred with this firm for the years ended June 30, 2023, 2022, and 2021 were not material. The Company did not have any outstanding payables with this firm as of June 30, 2023, and June 30, 2022. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2023, 2022, and 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), and chief accounting officer (principal accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, utilizing the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. Its report is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated September 13, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri
September 13, 2023

ITEM 9B. OTHER INFORMATION

On September 11, 2023, the Company entered into a Sixth Amendment to the Senior Secured Credit Facility (the “Sixth Amendment”) by and among the Company, certain of its existing lenders, and Wilmington Trust, National Association, as administrative agent. The Sixth Amendment amends the Senior Secured Credit Facility to decrease the minimum asset coverage ratio required to be maintained by the Company as of June 30, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the 2023 Proxy Statement, to be filed with the SEC, under the heading “Proposal One: Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s executive officers is contained in the 2023 Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the 2023 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is contained in the 2023 Proxy Statement under the heading “Corporate Governance—Stockholder Recommendations and Nominations to the Board” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the 2023 Proxy Statement under the heading “Corporate Governance —Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to the compensation of our directors and executive officers is contained in the 2023 Proxy Statement under the headings “Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” respectively, and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the 2023 Proxy Statement under the heading “Executive Compensation—Compensation and Risk" and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the 2023 Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the 2023 Proxy Statement under the heading “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the 2023 Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence is contained in the 2023 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance—Board Meetings and Committees” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2023 Proxy Statement under the heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference in this Annual Report on Form 10-K.

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

(b) None.

(c) None.

Exhibit Number	Exhibit Description
3.1	Sixth Amended and Restated Certificate of Incorporation of SelectQuote, Inc. (incorporated by reference to Exhibit 3.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)
3.2	Amended and Restated Bylaws of SelectQuote, Inc. (incorporated by reference to Exhibit 3.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on May 26, 2020)
4.1	Form of Common Stock Certificate of SelectQuote, Inc. (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)
4.2	Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated November 4, 2019, by and among the Company and certain of its investors (incorporated by reference to Exhibit 4.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
4.3	Amendment No. 1 to the Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated April 17, 2020, by and among SelectQuote, Inc. and certain of its investors (incorporated by reference to Exhibit 4.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
4.4	Description of Capital Stock
10.1#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Tim Danker (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.2#	Employment Agreement, dated as of May 21, 2019, by and between the Company and William Grant III (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.3#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Robert Grant (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)

10.4#	SelectQuote, Inc. 2003 Stock Incentive Plan, as amended on January 26, 2012 and May 5, 2020 (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
10.5#	Form of Notice of Stock Option Award under the Company’s 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.6#	SelectQuote, Inc. 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on March 5, 2020)
10.7#	SelectQuote, Inc. 2020 Employee Stock Purchase Plan (as Amended and Restated Effective as of April 1, 2022) (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 5, 2022)
10.8#
Form of Restricted Stock Unit Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 29, 2022)

10.9#	Form of Restricted Stock Unit Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.10#	Form of Stock Option Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.11#	Form of Stock Option Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.12#	Form of Performance Stock Unit Agreement under SelectQuote, Inc.'s 2020 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.13#	Form of Price-Vested Unit Agreement under SelectQuote, Inc.’s 2020 Omnibus Stock Incentive Plan
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.15	Credit Agreement, dated as of November 5, 2019, by and among the Company, certain subsidiaries of the Company, the lenders party thereto, Morgan Stanley Capital Administrators, Inc., as Administrative Agent, and UMB Bank, N.A., as Revolver Agent (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.15.1	First Amendment to Credit Agreement, dated as of February 24, 2021, by and among SelectQuote, Inc., the lenders and other parties party thereto and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 of SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 24, 2021)
10.15.2	Second Amendment to Credit Agreement, dated as of November 2, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto, and Morgan Stanley Capital Administrators, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on November 4, 2021)
10.15.3	Third Amendment to Credit Agreement, dated as of December 23, 2021, by and among SelectQuote, Inc., the lenders and other parties thereto, Morgan Stanley Capital Administrators, Inc., as administrative agent and UMB Bank, N.A., as Revolver Agent for itself and the Revolving Lenders (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on December 27, 2021)
10.15.4	Fourth Amendment to Credit Agreement, dated as of August 26, 2022, by and among SelectQuote, Inc., the lenders and other parties thereto, Wilmington Trust, National Association, as administrative agent and UMB Bank, N.A., as Revolver Agent for itself and the Revolving Lenders (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on August 29, 2022)*

10.15.5	Fifth Amendment to Credit Agreement, dated as of May 5, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 10, 2023)
10.15.6	Sixth Amendment to Credit Agreement, dated as of September 11, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent
21.1	Subsidiaries of SelectQuote, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.

By:	/s/ Timothy Danker
Name:	Timothy Danker
Title:	Chief Executive Officer
Date:	September 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2023.

	Signature	Title

By:	/s/ Timothy Danker	Chief Executive Officer and Director
	Timothy Danker	(Principal Executive Officer)

By:	/s/ Ryan M. Clement	Chief Financial Officer
	Ryan Clement	(Principal Financial Officer)

By:	/s/ Stephanie Fisher	Chief Accounting Officer
	Stephanie Fisher	(Principal Accounting Officer)

By:	/s/ Donald L. Hawks III	Chairman of the Board of Directors
Donald L. Hawks III

By:	/s/ W. Thomas Grant II	Vice Chairman of the Board of Directors
W. Thomas Grant II

By:	/s/ Earl H. Devanny III	Director
Earl H. Devanny III

By:	/s/ Denise L. Devine	Director
Denise L. Devine

By:	/s/ Kavita K. Patel	Director
Kavita K. Patel

By:	/s/ Raymond F. Weldon	Director
Raymond F. Weldon