Form 10-Q
period 2023-09-30
SelectQuote, Inc.
filed 2023-11-03
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had outstanding 167,733,095 shares of common stock as of October 31, 2023.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2023	June 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,486	$83,156
Accounts receivable, net of allowances of $3.9 million and $2.7 million, respectively	115,872	154,565
Commissions receivable-current	160,370	111,148
Other current assets	16,361	14,355
Total current assets	341,089	363,224
COMMISSIONS RECEIVABLE—Net	709,277	729,350
PROPERTY AND EQUIPMENT—Net	24,840	27,452
SOFTWARE—Net	14,677	14,740
OPERATING LEASE RIGHT-OF-USE ASSETS	22,779	23,563
INTANGIBLE ASSETS—Net	9,442	10,200
GOODWILL	29,136	29,136
OTHER ASSETS	18,904	21,586
TOTAL ASSETS	$1,170,144	$1,219,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,964	$27,577
Accrued expenses	18,284	16,993
Accrued compensation and benefits	37,953	49,966
Operating lease liabilities—current	4,980	5,175
Current portion of long-term debt	33,883	33,883
Contract liabilities	5,757	1,691
Other current liabilities	3,925	1,972
Total current liabilities	136,746	137,257
LONG-TERM DEBT, NET—less current portion	661,185	664,625
DEFERRED INCOME TAXES	26,041	39,581
OPERATING LEASE LIABILITIES	26,590	27,892
OTHER LIABILITIES	2,844	2,926
Total liabilities	853,406	872,281
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,677	1,669
Additional paid-in capital	570,087	567,266
Accumulated deficit	(266,695)	(235,644)
Accumulated other comprehensive income	11,669	13,679
Total shareholders’ equity	316,738	346,970
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,170,144	$1,219,251
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2023	2022
REVENUE:
Commission	$117,756	$106,335
Pharmacy	94,788	41,093
Other	20,186	15,056
Total revenue	232,730	162,484
OPERATING COSTS AND EXPENSES:
Cost of revenue	72,511	65,164
Cost of goods sold—pharmacy revenue	84,008	42,354
Marketing and advertising	62,323	57,594
Selling, general, and administrative	28,666	30,706
Technical development	7,637	6,182
Total operating costs and expenses	255,145	202,000
LOSS FROM OPERATIONS	(22,415)	(39,516)
INTEREST EXPENSE, NET	(21,397)	(16,736)
OTHER INCOME (EXPENSE), NET	(38)	158
LOSS BEFORE INCOME TAX BENEFIT	(43,850)	(56,094)
INCOME TAX BENEFIT	(12,799)	(13,610)
NET LOSS	$(31,051)	$(42,484)

NET LOSS PER SHARE:
Basic	$(0.19)	$(0.26)
Diluted	$(0.19)	$(0.26)
WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	167,453	164,824
Diluted	167,453	164,824

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	$(2,010)	$4,400
OTHER COMPREHENSIVE INCOME (LOSS)	(2,010)	4,400
COMPREHENSIVE LOSS	$(33,061)	$(38,084)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss				(31,051)		(31,051)
Gain on cash flow hedge, net of tax					841	841
Amount reclassified into earnings, net tax					(2,851)	(2,851)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	864	8	(354)			(346)
Share-based compensation expense			3,175			3,175
BALANCES-September 30, 2023	167,731	$1,677	$570,087	$(266,695)	$11,669	$316,738

Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(42,484)	—	(42,484)
Gain on cash flow hedge, net of tax	—	—	—	—	5,124	5,124
Amount reclassified into earnings, net of tax	—	—	—	—	(724)	(724)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,116	12	584	—	—	596
Issuance of common stock pursuant to employee stock purchase plan	780	8	476	—	—	484
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	114	1	(34)	—	—	(33)
Share-based compensation expense	—	—	2,630	—	—	2,630
BALANCES-September 30, 2022	166,462	$1,665	$558,501	$(219,584)	$16,116	$356,698
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,051)	$(42,484)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,989	6,802
Loss on disposal of property, equipment, and software	9	325
Share-based compensation expense	3,175	2,630
Deferred income taxes	(13,049)	(13,931)
Amortization of debt issuance costs and debt discount	1,612	1,612
Write-off of debt issuance costs	—	710
Accrued interest payable in kind	3,622	1,307
Non-cash lease expense	784	1,103
Changes in operating assets and liabilities:
Accounts receivable, net	38,693	34,770
Commissions receivable	(29,148)	(36,012)
Other assets	(2,027)	1,271
Accounts payable and accrued expenses	5,257	(10,496)
Operating lease liabilities	(1,498)	(1,256)
Other liabilities	(6,039)	6,479
Net cash used in operating activities	(23,671)	(47,170)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(616)	(298)
Proceeds from sales of property and equipment	253	—
Purchases of software and capitalized software development costs	(1,782)	(2,087)
Net cash used in investing activities	(2,145)	(2,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loans	(8,471)	(8,917)
Payments on other debt	(37)	(44)
Proceeds from common stock options exercised and employee stock purchase plan	—	1,079
Payments of tax withholdings related to net share settlement of equity awards	(346)	(32)
Payments of debt issuance costs	—	(10,110)
Payment of acquisition holdback	—	(2,335)
Net cash used in financing activities	(8,854)	(20,359)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,670)	(69,914)
CASH AND CASH EQUIVALENTS—Beginning of period	83,156	140,997
CASH AND CASH EQUIVALENTS—End of period	$48,486	$71,083

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(17,927)	$(13,026)
Income taxes paid	(142)	(7)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for insurance products and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx and Population Health. SelectRx is a Patient-Centered Pharmacy Home™ (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes while enabling patients to remain at home. Population Health helps members understand the benefits available under their health plans, contracts with insurance carriers to complete HRA’s on members, partners with value-based care (“VBC”) providers for a variety of healthcare-related services, and introduces members to the pharmacy services offered through SelectRx

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc. and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC, ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, LLC (“InsideResponse”), and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission on September 13, 2023 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2024, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2023.

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

Significant Accounting Policies—There have been no material changes to the Company’s significant accounting policies as described in our Annual Report.

Recent Accounting Pronouncements Adopted—The Company did not adopt any new accounting pronouncements during the three months ended September 30, 2023.

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

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, Inc., which is included in SelectRx, a closed-door, long term care pharmacy provider, for an aggregate purchase price of up to $24.0 million, as set forth in the Stock Purchase Agreement dated April 30, 2021 (the “Stock Purchase Agreement”). The aggregate purchase price of up to $24.0 million is comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The earnout of up to $4.0 million is comprised of two separate provisions. During the year ended June 30, 2023, the Company paid the first and second earnout provisions of $3.0 million and $1.0 million, respectively, as well as the remaining holdback, net of adjustments, of $2.4 million. At the date of acquisition, the fair value of net tangible assets acquired, excluding property and equipment, approximated their carrying value. The property and equipment was valued primarily using the cost and sales comparison approach to value. For the proprietary software acquired, the replacement cost method under the cost approach was used, estimating the cost to rebuild the software. The non-compete agreement was valued using the income approach, and the customer relationships were valued using the multiple period excess earnings method. As such, all aforementioned intangible assets were valued using Level 3 inputs. Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $16.3 million is deductible for tax purposes after adding back acquisition costs and settling the remaining holdback. The Company is amortizing the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from one to five years.

Simple Meds—On August 31, 2021, SelectRx acquired 100% of the outstanding equity interests of Simple Meds, a full-service pharmaceutical distributor, for an aggregate purchase price of $7.0 million, as set forth in the Membership Interest Purchase Agreement dated August 31, 2021. The aggregate purchase price of $7.0 million was paid in cash at the closing of the transaction. At the date of acquisition, the fair value of net tangible assets acquired approximated their carrying value. The customer relationships were valued using the multiple period excess earnings method, and as such, were valued using Level 3 inputs. Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the Simple Meds business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $5.6 million is deductible for tax purposes after adding back acquisition costs.

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2023	June 30, 2023
Computer hardware	$20,354	$20,970
Machinery and equipment(1)	15,129	14,825
Leasehold improvements	19,033	20,422
Furniture and fixtures	4,591	4,591
Work in progress	830	338
Total	59,937	61,146
Less accumulated depreciation	(35,097)	(33,694)
Property and equipment—net	$24,840	$27,452
(1) Includes financing lease right-of-use assets.

Work in progress as of September 30, 2023 primarily represents computer equipment held for sale and leasehold improvements not yet put into service and not yet being depreciated. Work in progress as of June 30, 2023, primarily represents leasehold improvements and computer equipment not yet put into service and not yet being depreciated. Depreciation expense for the three months ended September 30, 2023 and 2022, was $3.2 million and $3.5 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2023	June 30, 2023
Software	$36,345	$35,945
Work in progress	94	143
Total	36,439	36,088
Less accumulated amortization	(21,762)	(21,348)
Software—net	$14,677	$14,740

Work in progress as of September 30, 2023 and June 30, 2023, represents costs incurred for software not yet put into service and not yet being amortized. For each of the three months ended September 30, 2023 and 2022, the Company capitalized internal-use software and website development costs of $2.0 million and recorded amortization expense of $2.1 million and $1.8 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, and net carrying value of our definite-lived intangible assets are presented in the table below (dollars in thousands):

	September 30, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(9,196)	$8,296	$17,492	$—	$(8,617)	$8,875
Trade name	2,680	(1,832)	848	2,680	—	(1,697)	983
Proprietary software	1,042	(797)	245	1,042	—	(758)	284
Non-compete agreements	100	(47)	53	1,292	(533)	(701)	58
Vendor relationships	—	—	—	20,400	(15,111)	(5,289)	—
Total intangible assets	$21,314	$(11,872)	$9,442	$42,906	$(15,644)	$(17,062)	$10,200
(1) During the year ended June 30, 2023, the Company recorded impairment charges for its long-lived intangible assets recognized as part of the acquisition of a lead distribution company. Refer to the consolidated financial statements in our Annual Report on Form 10-K for additional details.

The Company's intangible assets include those long-lived intangible assets which were recognized at their estimated acquisition date fair values. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023 and 2022, amortization expense related to intangible assets totaled $0.8 million and $1.5 million, respectively, recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive loss. The weighted-average remaining useful life of intangible assets was 3.3 and 3.6 years as of September 30, 2023 and June 30, 2023, respectively.

As of September 30, 2023, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-Compete Agreements	Customer relationships	Total
Remainder fiscal 2024	$401	$117	$15	$1,740	$2,273
2025	447	128	20	2,316	2,911
2026	—	—	18	2,313	2,331
2027	—	—	—	1,927	1,927
Total	$848	$245	$53	$8,296	$9,442

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the condensed consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of September 30, 2023, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three months ended September 30, 2023 and 2022, there were no indicators of impairment.

6.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Overland Park, Kansas; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania (note that SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise). The Company's operating leases have remaining lease terms from one year up to thirteen years.

During the three months ended September 30, 2022, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.6 million. In addition, the Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas, with a new termination date of July 31, 2023, resulting in an early termination penalty of $0.9 million, of which $0.6 million was paid during the year ended June 30, 2023, and $0.3 million was paid during the three months ended September 30, 2023. The early termination penalty was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022
Finance lease costs(1)	$43	$44
Operating lease costs(2)	1,584	2,092
Short-term lease costs	61	31
Variable lease costs(3)	135	214
Sublease income	(574)	(418)
Total net lease costs	$1,249	$1,963
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

Maturities of Lease Liabilities—As of September 30, 2023, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2024	$5,901	$98	$5,999
2025	7,947	38	7,985
2026	7,412	38	7,450
2027	6,105	32	6,137
2028	5,562	—	5,562
Thereafter	9,046	—	9,046
Total undiscounted lease payments	41,973	206	42,179
Less: interest	10,403	17	10,420
Present value of lease liabilities	$31,570	$189	$31,759

The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and Centennial, Colorado, which commenced during the fiscal years ended June 30, 2023 and 2022, and run through the remaining terms of the primary leases. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive income. The Company may consider entering into additional sublease arrangements in the future.

Sublease Income—As of September 30, 2023, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2024	$1,770
2025	2,548
2026	2,587
2027	2,180
2028	1,931
Thereafter	2,092
Total sublease income	$13,108

7.DEBT

Debt consisted of the following:

(in thousands)	September 30, 2023	June 30, 2023
Term Loans (effective interest rate 13.3%)	$702,660	$707,509
Unamortized debt issuance costs and debt discount	(7,592)	(9,001)
Total debt	695,068	698,508
Less current portion of long-term debt:	(33,883)	(33,883)
Long-term debt	$661,185	$664,625

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a $425.0 million credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, August 26, 2022, May 5, 2023, and September 11, 2023, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second Amendment”, “Third Amendment”, “Fourth Amendment”, “Fifth Amendment”, and “Sixth Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Company recognized a $3.3 million loss on debt extinguishment in the condensed consolidated statement of comprehensive income (loss) for the year ended June 30, 2021, as part of the First Amendment. The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. In addition, the Fourth Amendment provided for the Company to pay a revolving credit termination fee of $0.5 million for the ratable account of each revolving lender upon the termination of all revolving loan commitments. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. The Fifth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of March 31, 2024, and the Sixth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of June 30, 2024. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $100.0 million under the Revolving Credit Facility, of which all was available to borrow as of September 30, 2023 and (2) Term Loans outstanding in an aggregate principal amount of $702.7 million as of September 30, 2023.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) SOFR (subject to a floor of 0.75%) plus 6.00% in cash plus 2.00% payable in kind or (b) a base rate plus 5.00% in cash plus 2.00% payable in kind, at the Company’s option. As of October 1, 2023, the cash and paid in kind interest rate with respect to the Term Loans increased 0.50% and 1.00%, respectively. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%, at the Company’s option.

The Senior Secured Credit Facility has a maturity date of November 5, 2024, and the Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, which increased to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of September 30, 2023, the Company has made principal payments of $214.0 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of September 30, 2023, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.0 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $1.6 million for each of the three months ended September 30, 2023 and 2022, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive loss.

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of September 30, 2023, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of September 30, 2023, the Amended Interest Rate Swap had a fair value of $15.4 million and was recorded in other assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that $14.1 million will be reclassified into interest expense during the next twelve months.

On November 1, 2023, the Company entered into a Seventh Amendment to the Senior Secured Credit Facility (the “Seventh Amendment”) by and among the Company, certain of its existing lenders, and Wilmington Trust, National Association, as administrative agent. The Seventh Amendment amends the Senior Secured Credit Facility to decrease the minimum asset coverage ratio and minimum liquidity covenant required to be maintained by the Company as of September 30, 2024, and December 31, 2023, respectively.

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

9.SHAREHOLDERS' EQUITY

Common Stock—As of September 30, 2023, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	159
Stock awards outstanding under 2020 Plan	19,473,034
Stock awards available for grant under 2020 Plan	3,271,623
Options outstanding under 2003 Plan	539,804
Total	23,284,620

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

The number of shares of common stock available for issuance as of September 30, 2023, pursuant to future awards under the Company's 2020 Stock Plan is 3,271,623. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022
Share-based compensation related to:
Equity classified stock options	$722	$852
Equity classified RSU's	1,741	1,402
Equity classified PSU's	33	(57)
Equity classified PVU's	679	358
Total	$3,175	$2,555

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

The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company's common stock price over the expected term (“volatility”), the number of options that will ultimately not complete their vesting requirements (“assumed forfeitures”), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term (“risk-free interest rate”), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments (“dividend yield”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the condensed consolidated statements of comprehensive loss.

During the three months ended September 30, 2023 and 2022, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2023	3,847,339	$11.56
Options granted	—	—
Options exercised	—	—
Options forfeited/expired/cancelled	(14,747)	10.10
Outstanding—September 30, 2023	3,832,592	$11.57	7.19	$10
Vested and exercisable—September 30, 2023	2,245,756	$12.74	6.61	$10

As of September 30, 2023, there was $4.2 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1.72 years.

During the three months ended September 30, 2023, there were no stock options exercised. The Company received cash of $0.6 million in connection with stock options exercised during the three months ended September 30, 2022.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,911,613	$2.57
Granted	5,881,439	1.51
Vested	(1,031,892)	3.63
Forfeited	(26,071)	2.24
Unvested as of September 30, 2023	9,735,089	$1.82

As of September 30, 2023, there was $15.5 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.31 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2023:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	13,365	$17.96
Granted	—	—
Vested	(14,477)	17.95
Forfeited		—
Performance adjustment(1)	1,112	—
Unvested as of September 30, 2023	—	$—
(1) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

If certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The number of shares that could be earned for the fiscal year 2022 tranche is estimated to be at 0% of the target as of September 30, 2023. As such, as of September 30, 2023, there was no unrecognized compensation cost related to unvested performance stock units granted.

Price-Vested Units—The Company grants PVU's to eligible employees for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards are divided into four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the three months ended September 30, 2023:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	558,569	$1.85	$2.50	August 1, 2023 - August 1, 2028	1 year - 3 years
Tranche 2	558,540	$1.69	$5.00	August 1, 2023 - August 1, 2028	1.41 years - 3 years
Tranche 3	558,579	$1.55	$7.50	August 1, 2023 - August 1, 2028	1.96 years - 3 years
Tranche 4	558,550	$1.45	$10.00	August 1, 2023 - August 1, 2028	2.27 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the three months ended September 30, 2022:

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

The fair value of each PVU (for purposes of calculation of share-based compensation expense) is estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. Use of this model requires the input of subjective assumptions and changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation recognized in the consolidated statements of comprehensive loss. These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments.

The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2022
Share price as of grant date	$1.38	$1.80
Volatility	94.3%	79.3%
Risk-free interest rate	4.1%	2.6%
Cost of Equity	9.2%	10.6%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2023:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,044,180	$1.22
Granted	2,234,238	1.64
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2023	6,278,418	$1.37

As of September 30, 2023, there was $6.0 million of unrecognized compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.84 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of September 30, 2023, there are 159 shares reserved for future issuance under the plan. During the three months ended September 30, 2022, the Company issued 779,946 shares to its employees and received cash of $0.5 million in connection with ESPP purchases and recorded share-based compensation expense of $0.2 million.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(in thousands)	2023	2022
Senior:
Commission revenue:
Medicare advantage	$74,372	$66,357
Medicare supplement	313	116
Prescription drug plan	71	91
Dental, vision, and health	1,049	335
Other commission revenue	359	655
Total commission revenue	76,164	67,554
Total other revenue	13,754	9,959
Total Senior revenue	89,918	77,513
Healthcare Services:
Total pharmacy revenue	94,788	41,093
Total other revenue	2,580	1,974
Total Healthcare Services revenue	97,368	43,067
Life:
Commission revenue:
Term	19,114	15,376
Final expense	14,120	17,420
Total commission revenue	33,234	32,796
Total other revenue	4,569	4,039
Total Life revenue	37,803	36,835
Auto & Home:
Total commission revenue	8,815	6,681
Total other revenue	212	401
Total Auto & Home revenue	9,027	7,082
Eliminations:
Total commission revenue	(457)	(696)
Total other revenue	(929)	(1,317)
Total Elimination revenue	(1,386)	(2,013)
Total commission revenue	117,756	106,335
Total pharmacy revenue	94,788	41,093
Total other revenue	20,186	15,056
Total revenue	$232,730	$162,484

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$840,498
Commission revenue from revenue recognized	43,307
Net commission revenue adjustment from change in estimate	366
Amounts recognized as accounts receivable, net	(14,524)
Balance as of September 30, 2023	$869,647

For the three months ended September 30, 2023, the $0.4 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a negative adjustment of $0.6 million for Senior, a positive adjustment of $0.8 million for Auto & Home, and a positive adjustment of $0.2 million for Life.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received as of September 30, 2023, for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$1,691
Commission revenue recognized	(4,920)
Other revenue recognized	(308)
Amounts recognized as contract liabilities	9,294
Balance as of September 30, 2023	$5,757

11.INCOME TAXES

For the three months ended September 30, 2023 and 2022, the Company recognized income tax benefit of $12.8 million and $13.6 million, respectively, representing effective tax rates of 29.2% and 24.3%, respectively. The differences from the federal statutory tax rate to the effective tax rates for both the three months ended September 30, 2023 and 2022, were primarily related to state income taxes.

As of September 30, 2023 the Company has a valuation allowance of $3.3 million for deferred tax assets related to certain state specific net operating losses and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its deferred tax assets as of September 30, 2023, as it believes it is more likely than not that the net deferred tax assets will be realized, outside of the deferred tax asset related to certain state credits noted above where a valuation allowance has been established.

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

The following table sets forth the computation of net loss per share for the periods presented:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Basic:
Numerator:
Net loss attributable to common shareholders	$(31,051)	$(42,484)
Denominator:
Weighted-average common stock outstanding	167,453	164,824
Net loss per share—basic:	$(0.19)	$(0.26)
Diluted:
Numerator:
Net loss attributable to common and common equivalent shareholders	$(31,051)	$(42,484)
Denominator:
Weighted-average common stock outstanding	167,453	164,824
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	—
Total common and common equivalent shares outstanding	167,453	164,824
Net loss per share—diluted:	$(0.19)	$(0.26)
(1) Excluded from the computation of net loss per share-diluted for the three months ended September 30, 2023 and 2022, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	10,521	7,779

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022
Shares subject to outstanding PVU’s	6,278	4,223
Shares subject to outstanding PSU's	—	6
Total	6,278	4,229

13.SEGMENT INFORMATION

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company has four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home. The Company includes non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division in Corporate & Eliminations. These services and activities are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments into a reportable segment.

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

The following table presents information about the reportable segments for the three months ended September 30, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$89,918	$97,368	$37,803	$9,027	$(1,386)	(1)	$232,730
Operating expenses	(91,253)	(95,046)	(32,563)	(5,708)	(19,498)	(2)	(244,068)
Other income (expense), net	—	—	—	—	(38)		(38)
Adjusted EBITDA	$(1,335)	$2,322	$5,240	$3,319	$(20,922)		(11,376)
Share-based compensation expense							(3,175)
Transaction costs(3)							(1,904)
Depreciation and amortization							(5,989)
Loss on disposal of property, equipment, and software							(9)
Interest expense, net							(21,397)
Income tax benefit							12,799
Net loss							$(31,051)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $13.9 million in salaries and benefits for certain general, administrative, and IT related departments and $4.1 million in professional services fees.
(3) These expenses consist of financing transaction costs and non-restructuring severance expenses.

The following table presents information about the reportable segments for the three months ended September 30, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$77,513	$43,067	$36,835	$7,082	$(2,013)	(1)	$162,484
Operating expenses	(81,366)	(54,854)	(31,811)	(4,640)	(17,446)	(2)	(190,117)
Other income (expense), net	—	—	201	(1)	(42)		158
Adjusted EBITDA	$(3,853)	$(11,787)	$5,225	$2,441	$(19,501)		(27,475)
Share-based compensation expense							(2,630)
Transaction costs (3)							(2,126)
Depreciation and amortization							(6,802)
Loss on disposal of property, equipment, and software							(325)
Interest expense, net							(16,736)
Income tax benefit							13,610
Net loss							$(42,484)
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2023, two customers, both from the Senior Segment, accounted for 32% (UHC) and 17% (Humana) of total revenue. For the three months ended September 30, 2022, two customers, both from the Senior Segment, accounted for 26% (UHC) and 15% (Wellcare) of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report and in Part II, Item 1A hereof.

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

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, (“UHC”), Humana, and Wellcare. MA and MS plans accounted for 89% and 85% of our approved Senior policies for the three months ended September 30, 2023 and 2022, respectively, with other ancillary type policies accounting for the remainder.

Healthcare Services, launched in 2021, includes SelectRx and Population Health. Through SelectRx, we provide simple solutions for prescription drug management and support with a personalized approach to streamline the process of managing multiple medications for seniors with chronic conditions. SelectRx has developed a pill pack solution that is customized to the unique needs of each patient, focusing on individual multi-dosages by day and time. SelectRx uses a high-touch, technology-driven approach to provide superior customer service and achieve improved medication adherence. Population Health helps members understand the benefits available under their health plans, contracts with insurance carriers to complete HRA’s on members, partners with VBC providers for a variety of healthcare-related services, and introduces them to the pharmacy services we offer through SelectRx. We believe that offering these services through SelectRx and Population Health to our existing consumers helps drive customer satisfaction and increase policy persistency, which, in turn, reduces costs for our insurance carrier partners.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.2 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 48% and 40% of new premium within Life for the three months ended September 30, 2023 and 2022, respectively, with final expense policies accounting for 52% and 60% for the three months ended September 30, 2023 and 2022, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 77% and 75% of new premium within Auto & Home for the three months ended September 30, 2023 and 2022, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

The three months ended September 30 referenced throughout the commentary below refers to the first quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2024 and 2023.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended September 30,
	2023	2022
Medicare Advantage	104,532	90,028
Medicare Supplement	481	665
Dental, Vision, and Hearing	12,496	16,334
Prescription Drug Plan	311	364
Other	1,632	2,026
Total	119,452	109,417

Total submitted policies for all products increased 9% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This was driven by increases in overall close rates (25%), the number of average productive agents (4%), and productivity per agent (10%).

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended September 30,
	2023	2022
Medicare Advantage	97,681	83,173
Medicare Supplement	360	500
Dental, Vision and Hearing	10,529	12,275
Prescription Drug Plan	254	390
Other	1,052	1,662
Total	109,876	98,000

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products increased 12% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, due to enhanced agent training and development and a higher mix of tenured agents, we experienced a 3% improvement in the submitted-to-approved conversion rates for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended September 30,
	2023	2022
Medicare Advantage	$761	$780
Medicare Supplement	1,041	1,132
Dental, Vision and Hearing	147	68
Prescription Drug Plan	278	233
Other	11	74

The LTV per MA approved policy decreased 2% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to carrier mix.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped, as this is the primary key driver of revenue for Healthcare Services.

The following table shows the total number of SelectRx members for the periods presented:

	Three Months Ended September 30,
	2023	2022
Total SelectRx Members	52,750	32,596

The total number of SelectRx members increased 62% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to our operating strategy to grow SelectRx.

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

	Twelve Months Ended September 30,
(dollars per approved policy):	2023	2022
Medicare Advantage and Medicare Supplement approved policies	594,554	665,358
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$872	$902
Other commission per MA/MS policy	13	22
Pharmacy revenue per MA/MS policy	493	144
Other revenue per MA/MS policy	151	(148)
Total revenue per MA/MS policy	1,529	920
Total operating expenses per MA/MS policy	(1,278)	(1,185)
Adjusted EBITDA per MA/MS policy (1)	$251	$(265)
Adjusted EBITDA Margin per MA/MS policy (1)	16%	(29)%
Revenue/CAC multiple	4.3X	1.8X
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

Total revenue per MA/MS policy increased 66% for the twelve months ended September 30, 2023, compared to the twelve months ended September 30, 2022, primarily due to the increase in pharmacy revenue. Total operating expenses per MA/MS policy increased 8% for the twelve months ended September 30, 2023, compared to the twelve months ended September 30, 2022, driven by an increase in cost of goods sold-pharmacy revenue for SelectRx due to the growth of the business, offset by a decrease in our marketing and advertising costs.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2023	2022
Term Premiums	$18,190	$15,098
Final Expense Premiums	19,699	22,364
Total	$37,889	$37,462

Total term premiums increased 20% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to a 6% increase in the average premium per policy sold and a 13% increase in the number of policies sold. Final expense premiums decreased 12% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The number of policies sold declined 15% driven by a lower average productive agent headcount, which was somewhat offset by a 3% increase in the average premium per policy sold.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2023	2022
Premiums	$13,877	$11,549

Total premiums increased 20% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to a 10% increase in the average premium per policy sold and a 9% increase in the number of policies sold.

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

The following tables reconcile Adjusted EBITDA and net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods presented:

Three Months Ended September 30, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(31,051)
Share-based compensation expense						3,175
Transaction costs (1)						1,904
Depreciation and amortization						5,989
Loss on disposal of property, equipment, and software						9
Interest expense, net						21,397
Income tax benefit						(12,799)
Adjusted EBITDA	$(1,335)	$2,322	$5,240	$3,319	$(20,922)	$(11,376)
(1) These expenses consist of financing transaction costs and non-restructuring severance expenses.

Three Months Ended September 30, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(42,484)
Share-based compensation expense						2,630
Transaction costs (1)						2,126
Depreciation and amortization						6,802
Loss on disposal of property, equipment, and software						325
Interest expense, net						16,736
Income tax benefit						(13,610)
Adjusted EBITDA	$(3,853)	$(11,787)	$5,225	$2,441	$(19,501)	$(27,475)
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023		2022
Revenue
Commission	$117,756	51%	$106,335	65%
Pharmacy	94,788	41%	41,093	25%
Other	20,186	8%	15,056	10%
Total revenue	232,730	100%	162,484	100%
Operating costs and expenses
Cost of revenue	72,511	31%	65,164	40%
Cost of goods sold—pharmacy revenue	84,008	36%	42,354	26%
Marketing and advertising	62,323	28%	57,594	35%
Selling, general, and administrative	28,666	12%	30,706	19%
Technical development	7,637	3%	6,182	4%
Total operating costs and expenses	255,145	110%	202,000	124%
Loss from operations	(22,415)	(10)%	(39,516)	(24)%
Interest expense, net	(21,397)	(9)%	(16,736)	(10)%
Other income (expense), net	(38)	—%	158	—%
Loss before income tax benefit	(43,850)	(19)%	(56,094)	(34)%
Income tax benefit	(12,799)	(6)%	(13,610)	(7)%
Net loss	$(31,051)	(13)%	$(42,484)	(27)%

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

We also receive certain volume-based bonuses from some carriers on first year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds” and are included in other revenue in the condensed consolidated statements of comprehensive loss. Pharmacy revenue includes revenue from the sale of prescription and OTC medications from SelectRx. Other revenue includes production bonuses and marketing development funds, revenue from Population Health (excluding SelectRx pharmacy revenue), and external lead generation revenue from InsideResponse.

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Commission	$117,756	$106,335	11%
Pharmacy	94,788	41,093	131%
Other	20,186	15,056	34%
Total revenue	$232,730	$162,484	43%

Three Months Ended September 30, 2023 and 2022–Commission revenue increased $11.4 million, or 11%, for the three months ended September 30, 2023, and included increases in Senior, Life, and Auto & Home commission revenue of $8.6 million, $0.4 million, and $2.1 million respectively. For Senior, this was driven by a 12% increase in approved policies and a 3% increase in LTV’s. Life’s revenue increase was primarily driven by a $3.7 million increase in term revenue, partially offset by a $3.3 million decrease in final expense revenue. The $53.7 million increase in pharmacy revenue was due to the increase in members due to the expansion of the SelectRx business. The $5.1 million increase in other revenue was driven by a $5.1 million increase in production bonus revenue.

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

The following table presents our cost of revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Cost of revenue	$72,511	$65,164	11%

Three Months Ended September 30, 2023 and 2022–Cost of revenue increased $7.3 million, or 11%, for the three months ended September 30, 2023, primarily due to a $7.2 million increase in compensation costs mostly from our Senior segment.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Cost of goods sold—pharmacy revenue	$84,008	$42,354	98%

Three Months Ended September 30, 2023 and 2022–Cost of goods sold-pharmacy revenue increased $41.7 million, or 98%, for the three months ended September 30, 2023, primarily due to a $40.5 million increase in medication costs as the number of SelectRx members increased 62% over the prior year.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Marketing and advertising	$62,323	$57,594	8%

Three Months Ended September 30, 2023 and 2022–Marketing and advertising expenses increased $4.7 million, or 8%, for the three months ended September 30, 2023, primarily due to a $4.3 million increase in lead costs.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Selling, general, and administrative	$28,666	$30,706	(7)%

Three Months Ended September 30, 2023 and 2022–Selling, general, and administrative expenses decreased $2.0 million, or 7%, for the three months ended September 30, 2023, primarily due to decreases in compensation costs ($0.8 million), litigation settlement costs ($0.8 million), and facilities expense ($0.5 million).

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Technical development	$7,637	$6,182	24%

Three Months Ended September 30, 2023 and 2022–Technical development expenses increased $1.5 million, or 24%, for the three months ended September 30, 2023, primarily due to a $1.3 million increase in compensation costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Interest expense, net	$21,397	$16,736	28%

Three Months Ended September 30, 2023 and 2022–Interest expense increased $4.7 million, or 28%, as a result of higher interest rates during the period. The increase was partially offset by interest income received from the interest rate swap and our money market account.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022
Income tax benefit	$(12,799)	$(13,610)	(6)%
Effective tax rate	29.2%	24.3%

Three Months Ended September 30, 2023 and 2022–For the three months ended September 30, 2023 and 2022, we recognized income tax benefits of $12.8 million and $13.6 million, respectively, representing effective tax rates of 29.2% and 24.3%, respectively. The differences from the federal statutory tax rate to the effective tax rates for both the three months ended September 30, 2023 and 2022, were primarily related to state income taxes.

Segment Information

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”) and include four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home. The Company includes non-operating activity, share-based compensation expense, certain intersegment eliminations, and the costs of providing corporate and other administrative services in its administrative division in Corporate & Eliminations. These services and activities are not directly identifiable with the Company’s reportable segments and are shown in the tables below to reconcile the reportable segments to the condensed consolidated financial statements. The Company has not aggregated any operating segments into a reportable segment.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended September 30, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$89,918	$97,368	$37,803	$9,027	$(1,386)	(1)	$232,730
Operating expenses	(91,253)	(95,046)	(32,563)	(5,708)	(19,498)	(2)	(244,068)
Other income (expense), net	—	—	—	—	(38)		(38)
Adjusted EBITDA	$(1,335)	$2,322	$5,240	$3,319	$(20,922)		(11,376)
Share-based compensation expense							(3,175)
Transaction costs(3)							(1,904)
Depreciation and amortization							(5,989)
Loss on disposal of property, equipment, and software							(9)
Interest expense, net							(21,397)
Income tax benefit							12,799
Net loss							$(31,051)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $13.9 million in salaries and benefits for certain general, administrative, and IT related departments and $4.1 million in professional services fees.
(3) These expenses consist of financing transaction costs and non-restructuring severance expenses.

Three Months Ended September 30, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$77,513	$43,067	$36,835	$7,082	$(2,013)	(1)	$162,484
Operating expenses	(81,366)	(54,854)	(31,811)	(4,640)	(17,446)	(2)	(190,117)
Other income (expense), net	—	—	201	(1)	(42)		158
Adjusted EBITDA	$(3,853)	$(11,787)	$5,225	$2,441	$(19,501)		(27,475)
Share-based compensation expense							(2,630)
Transaction costs (3)							(2,126)
Depreciation and amortization							(6,802)
Loss on disposal of property, equipment, and software							(325)
Interest expense, net							(16,736)
Income tax benefit							13,610
Net loss							$(42,484)
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
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$	%
Senior:
Commission revenue:
Medicare advantage	$74,372	$66,357	$8,015	12%
Medicare supplement	313	116	197	170%
Prescription drug plan	71	91	(20)	(22)%
Dental, vision, and health	1,049	335	714	213%
Other commission revenue	359	655	(296)	(45)%
Total commission revenue	76,164	67,554	8,610	13%
Total other revenue	13,754	9,959	3,795	38%
Total Senior revenue	89,918	77,513	12,405	16%
Healthcare Services:
Total pharmacy revenue	94,788	41,093	53,695	131%
Total other revenue	2,580	1,974	606	31%
Total Healthcare Services revenue	97,368	43,067	54,301	126%
Life:
Commission revenue:
Term	19,114	15,376	3,738	24%
Final expense	14,120	17,420	(3,300)	(19)%
Total commission revenue	33,234	32,796	438	1%
Total other revenue	4,569	4,039	530	13%
Total Life revenue	37,803	36,835	968	3%
Auto & Home:
Total commission revenue	8,815	6,681	2,134	32%
Total other revenue	212	401	(189)	(47)%
Total Auto & Home revenue	9,027	7,082	1,945	27%
Eliminations:
Total commission revenue	(457)	(696)	239	(34)%
Total other revenue	(929)	(1,317)	388	(29)%
Total Elimination revenue	(1,386)	(2,013)	627	(31)%
Total commission revenue	117,756	106,335	11,421	11%
Total pharmacy revenue	94,788	41,093	53,695	131%
Total other revenue	20,186	15,056	5,130	34%
Total revenue	$232,730	$162,484	$70,246	43%

Revenue by Segment

Three Months Ended September 30, 2023 and 2022–Revenue from Senior was $89.9 million for the three months ended September 30, 2023, a $12.4 million, or 16%, increase compared to revenue of $77.5 million for the three months ended September 30, 2022. The increase was due to a $8.6 million, or 13%, increase in commission revenue and a $4.8 million increase in production bonus revenue.

Revenue from Healthcare Services was $97.4 million for the three months ended September 30, 2023, a $54.3 million, or 126%, increase compared to revenue of $43.1 million for the three months ended September 30, 2022, primarily due to a $53.7 million increase in SelectRx pharmacy revenue.

Revenue from Life was $37.8 million for the three months ended September 30, 2023, a $1.0 million, or 3%, increase compared to revenue of $36.8 million for the three months ended September 30, 2022, due to $0.5 million increase in production bonus revenue and a $0.4 million increase in commission revenue.

Revenue from Auto & Home was $9.0 million for the three months ended September 30, 2023, a $1.9 million, or 27%, increase compared to revenue of $7.1 million for the three months ended September 30, 2022, primarily due to a $2.1 million increase in commission revenue

Adjusted EBITDA by Segment

Three Months Ended September 30, 2023 and 2022–Adjusted EBITDA from Senior was $(1.3) million for the three months ended September 30, 2023, a $2.5 million increase compared to Adjusted EBITDA of $(3.9) million for the three months ended September 30, 2022. The increase in Adjusted EBITDA was due to a $12.4 million increase in revenue as discussed above, offset by a $9.9 million increase in operating costs and expenses primarily due to a $5.8 million increase in compensation costs and a $4.0 million increase in marketing and advertising costs.

Adjusted EBITDA from Healthcare Services was $2.3 million for the three months ended September 30, 2023, a $14.1 million increase compared to Adjusted EBITDA of $(11.8) million for the three months ended September 30, 2022. The increase in Adjusted EBITDA was due to a $54.3 million increase in revenue as discussed above, offset a $40.2 million increase in operating costs and expenses primarily as a result of a $40.5 million increase in medication costs and a $2.1 million increase in compensation costs in support of the growth of SelectRx.

Adjusted EBITDA from Life was $5.2 million for the three months ended September 30, 2023 and remained flat compared to the three months ended September 30, 2022. Revenue increased $1.0 million as discussed above, which was offset by a $0.8 million increase in operating costs and expenses primarily due to a $0.9 million increase in compensation costs.

Adjusted EBITDA from Auto & Home was $3.3 million for the three months ended September 30, 2023, a $0.9 million, or 36%, increase compared to Adjusted EBITDA of $2.4 million for the three months ended September 30, 2022. The increase in Adjusted EBITDA was due to a $1.9 million increase in revenue as discussed above, offset by a $1.1 million increase in operating costs and expenses due to a $0.8 million increase in compensation costs and a $0.2 million increase in marketing and advertising costs.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. We believe that the cash available under the Senior Secured Credit Facility will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Additionally, we are required under the Senior Secured Credit Facility to maintain compliance with certain debt covenants, as discussed further in Note 7 to the condensed consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants through the 12 months following the date of issuance of our condensed consolidated financial statements. Our future compliance with these covenants is dependent on our ability to restructure our existing debt or secure additional financing from other sources, thus we are actively exploring various financing options, including, but not limited to securitization. Failure to comply with these covenants or make payments under the Senior Secured Credit Facility could result in an event of default. The Senior Secured Credit Facility has a maturity date of November 5, 2024.

As of September 30, 2023 and June 30, 2023, our cash and cash equivalents totaled $48.5 million and $83.2 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Three Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(23,671)	$(47,170)
Net cash used in investing activities	(2,145)	(2,385)
Net cash used in financing activities	(8,854)	(20,359)

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

Three Months Ended September 30, 2023—Net cash used in operating activities was $23.7 million, consisting of net loss of $31.1 million, adjustments for non-cash items of $2.1 million, and cash used in operating assets and liabilities of $5.2 million. Adjustments for non-cash items primarily consisted of $13.0 million in deferred income taxes, offset by $6.0 million of depreciation and amortization, $3.2 million of share-based compensation expense, $3.6 million of accrued interest payable in kind, $1.6 million of amortization of debt issuance costs and debt discount, and $0.8 million of non-cash lease expense. The cash increase resulting from changes in net operating assets and liabilities primarily consisted of a decrease of $38.7 million in accounts receivable, net and an increase of $5.3 million in accounts payable and accrued expenses, offset by an increase of $29.1 million in commissions receivable and a $6.0 million decrease in other liabilities.

Three Months Ended September 30, 2022—Net cash used in operating activities was $47.2 million, consisting of net loss of $42.5 million, adjustments for non-cash items of $0.6 million, and cash used in operating assets and liabilities of $5.2 million. Adjustments for non-cash items primarily consisted of $13.9 million in deferred income taxes, offset by $6.8 million of depreciation and amortization, $2.6 million of share-based compensation expense, $1.3 million of accrued interest payable, $1.6 million of amortization of debt issuance costs and debt discount, and $1.1 million of non-cash lease expense. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of increases of $36.0 million in commissions receivable and decreases of $10.5 million in accounts payable and accrued expenses, partially offset by decreases of $34.8 million in accounts receivable, net, and a $6.5 million increase in other liabilities.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Three Months Ended September 30, 2023—Net cash used in investing activities of $2.1 million was due to $1.8 million in purchases of software and capitalized internal-use software development costs and $0.6 million of purchases of property and equipment, primarily computer equipment.

Three Months Ended September 30, 2022—Net cash used in investing activities of $2.4 million was due to $0.3 million of purchases of property and equipment, primarily to support the build out of SelectRx infrastructure, and $2.1 million in purchases of software and capitalized internal-use software development costs

Financing Activities

Our financing activities primarily consist of payments of debt and related issuance costs and proceeds and payments related to share-based compensation.

Three Months Ended September 30, 2023—Net cash used in financing activities of $8.9 million was primarily due to $8.5 million of principal payments on the Term Loans.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2023. As of September 30, 2023, there was $702.7 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

On November 1, 2023, the Company entered into a Seventh Amendment to the Senior Secured Credit Facility (the “Seventh Amendment”) by and among the Company, certain of its existing lenders, and Wilmington Trust, National Association, as administrative agent. The Seventh Amendment amends the Senior Secured Credit Facility to decrease the minimum asset coverage ratio and minimum liquidity covenant required to be maintained by the Company as of September 30, 2024, and December 31, 2023, respectively.

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

Contractual Obligations

Other than the discussions in Note 8 and Note 10 to the condensed consolidated financial statements, as of September 30, 2023, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 1, 2023, the Company entered into a Seventh Amendment to the Senior Secured Credit Facility (the “Seventh Amendment”) by and among the Company, certain of its existing lenders, and Wilmington Trust, National Association, as administrative agent. The Seventh Amendment amends the Senior Secured Credit Facility to decrease the minimum asset coverage ratio and minimum liquidity covenant required to be maintained by the Company as of September 30, 2024, and December 31, 2023, respectively.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1
Seventh Amendment to Credit Agreement, dated as of November 1, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent

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

SELECTQUOTE, INC.
November 3, 2023	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer