Form 10-Q
period 2023-12-31
SelectQuote, Inc.
filed 2024-02-08
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

The registrant had outstanding 168,994,492 shares of common stock as of January 31, 2024.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2023	June 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,849	$83,156
Accounts receivable, net of allowances of $4.7 million and $2.7 million, respectively	142,590	154,565
Commissions receivable-current	207,279	111,148
Other current assets	27,100	14,355
Total current assets	387,818	363,224
COMMISSIONS RECEIVABLE—Net	747,079	729,350
PROPERTY AND EQUIPMENT—Net	23,389	27,452
SOFTWARE—Net	14,428	14,740
OPERATING LEASE RIGHT-OF-USE ASSETS	22,035	23,563
INTANGIBLE ASSETS—Net	8,684	10,200
GOODWILL	29,136	29,136
OTHER ASSETS	3,350	21,586
TOTAL ASSETS	$1,235,919	$1,219,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,392	$27,577
Accrued expenses	16,698	16,993
Accrued compensation and benefits	48,680	49,966
Operating lease liabilities—current	5,133	5,175
Current portion of long-term debt	42,766	33,883
Contract liabilities	9,092	1,691
Other current liabilities	4,211	1,972
Total current liabilities	183,972	137,257
LONG-TERM DEBT, NET—less current portion	650,772	664,625
DEFERRED INCOME TAXES	36,668	39,581
OPERATING LEASE LIABILITIES	25,245	27,892
OTHER LIABILITIES	2,745	2,926
Total liabilities	899,402	872,281
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,690	1,669
Additional paid-in capital	573,883	567,266
Accumulated deficit	(247,303)	(235,644)
Accumulated other comprehensive income	8,247	13,679
Total shareholders’ equity	336,517	346,970
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,235,919	$1,219,251
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
REVENUE:
Commission	$263,225	$230,033	$380,981	$336,368
Pharmacy	108,795	51,601	203,583	92,694
Other	33,418	37,554	53,603	52,610
Total revenue	405,438	319,188	638,167	481,672
OPERATING COSTS AND EXPENSES:
Cost of revenue	97,424	91,477	169,935	156,641
Cost of goods sold—pharmacy revenue	94,180	50,096	178,188	92,450
Marketing and advertising	117,078	89,925	179,400	147,519
Selling, general, and administrative	33,412	28,412	62,078	59,118
Technical development	8,050	6,245	15,687	12,427
Total operating costs and expenses	350,144	266,155	605,288	468,155
INCOME FROM OPERATIONS	55,294	53,033	32,879	13,517
INTEREST EXPENSE, NET	(24,415)	(21,044)	(45,811)	(37,780)
OTHER INCOME (EXPENSE), NET	—	(70)	(39)	88
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	30,879	31,919	(12,971)	(24,175)
INCOME TAX EXPENSE (BENEFIT)	11,487	9,405	(1,312)	(4,205)
NET INCOME (LOSS)	$19,392	$22,514	$(11,659)	$(19,970)

NET INCOME (LOSS) PER SHARE:
Basic	$0.12	$0.14	$(0.07)	$(0.12)
Diluted	$0.11	$0.14	$(0.07)	$(0.12)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	168,349	166,486	167,901	165,655
Diluted	169,737	166,548	167,901	165,655

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	$(3,422)	$(381)	$(5,432)	$4,019
OTHER COMPREHENSIVE INCOME (LOSS)	(3,422)	(381)	(5,432)	4,019
COMPREHENSIVE INCOME (LOSS)	$15,970	$22,133	$(17,091)	$(15,951)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2023	167,731	$1,677	$570,087	$(266,695)	$11,669	$316,738
Net income	—	—	—	19,392	—	19,392
Loss on cash flow hedge, net of tax	—	—	—	—	(770)	(770)
Amount reclassified into earnings, net tax	—	—	—	—	(2,652)	(2,652)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	1,243	13	(26)	—	—	(13)
Share-based compensation expense	—	—	3,822	—	—	3,822
BALANCES-December 31, 2023	168,974	$1,690	$573,883	$(247,303)	$8,247	$336,517

Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2022	166,462	$1,665	$558,501	$(219,584)	$16,116	$356,698
Net income	—	—	—	22,514	—	22,514
Gain on cash flow hedge, net of tax	—	—	—	—	1,255	1,255
Amount reclassified into earnings, net of tax	—	—	—	—	(1,636)	(1,636)
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	49	—	(2)	—	—	(2)
Share-based compensation expense	—	—	2,936	—	—	2,936
BALANCES-December 31, 2022	166,511	$1,665	$561,435	$(197,070)	$15,735	$381,765
See accompanying notes to the condensed consolidated financial statements.

Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(11,659)	—	(11,659)
Gain on cash flow hedge, net of tax	—	—	—	—	71	71
Amount reclassified into earnings, net of tax	—	—	—	—	(5,503)	(5,503)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,107	21	(380)	—	—	(359)
Share-based compensation expense	—	—	6,997	—	—	6,997
BALANCES-December 31, 2023	168,974	$1,690	$573,883	$(247,303)	$8,247	$336,517

Six Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(19,970)	—	(19,970)
Gain on cash flow hedge, net of tax	—	—	—	—	6,379	6,379
Amount reclassified into earnings, net tax	—	—	—	—	(2,360)	(2,360)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,116	12	584	—	—	596
Issuance of common stock pursuant to employee stock purchase plan	781	8	476	—	—	484
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	162	1	(36)			(35)
Share-based compensation expense	—	—	5,566	—	—	5,566
BALANCES-December 31, 2022	166,511	$1,665	$561,435	$(197,070)	$15,735	$381,765
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,659)	$(19,970)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	11,887	13,990
Loss on disposal of property, equipment, and software	9	376
Share-based compensation expense	6,997	5,566
Deferred income taxes	(1,182)	(4,572)
Amortization of debt issuance costs and debt discount	3,356	3,919
Write-off of debt issuance costs	—	710
Accrued interest payable in kind	9,020	4,920
Non-cash lease expense	1,528	2,082
Changes in operating assets and liabilities:
Accounts receivable, net	11,975	14,036
Commissions receivable	(113,860)	(114,701)
Other assets	(2,075)	1,578
Accounts payable and accrued expenses	29,206	950
Operating lease liabilities	(2,689)	(2,460)
Other liabilities	8,248	18,002
Net cash used in operating activities	(49,239)	(75,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,062)	(598)
Proceeds from sales of property and equipment	253	—
Purchases of software and capitalized software development costs	(3,883)	(3,870)
Net cash used in investing activities	(5,692)	(4,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loans	(16,942)	(13,375)
Payments on other debt	(75)	(83)
Proceeds from common stock options exercised and employee stock purchase plan	—	1,078
Payments of tax withholdings related to net share settlement of equity awards	(359)	(33)
Payments of debt issuance costs	—	(10,110)
Payment of acquisition holdback	—	(2,335)
Net cash used in financing activities	(17,376)	(24,858)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,307)	(104,900)
CASH AND CASH EQUIVALENTS—Beginning of period	83,156	140,997
CASH AND CASH EQUIVALENTS—End of period	$10,849	$36,097

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(32,943)	$(27,872)
Income taxes paid	(185)	(12)
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for insurance products and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx and Population Health. SelectRx is a Patient-Centered Pharmacy Home™ (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes while enabling patients to remain at home. Population Health helps members understand the benefits available under their health plans, contracts with insurance carriers to complete health-risk assessments (“HRA”) on members, partners with value-based care (“VBC”) providers for a variety of healthcare-related services, and introduces members to the pharmacy services offered through SelectRx.

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

Recent Accounting Pronouncements Adopted—The Company did not adopt any new accounting pronouncements during the six months ended December 31, 2023.

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

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	December 31, 2023	June 30, 2023
Computer hardware	$21,014	$20,970
Machinery and equipment(1)	15,092	14,825
Leasehold improvements	19,033	20,422
Furniture and fixtures	4,667	4,591
Work in progress	1,617	338
Total	61,423	61,146
Less accumulated depreciation	(38,034)	(33,694)
Property and equipment—net	$23,389	$27,452
(1) Includes financing lease right-of-use assets.

Work in progress as of December 31, 2023, primarily represents computer equipment held for sale and leasehold improvements not yet put into service and not yet being depreciated. Work in progress as of June 30, 2023, primarily represents leasehold improvements and computer equipment not yet put into service and not yet being depreciated. Depreciation expense for the three months ended December 31, 2023 and 2022, was $3.0 million and $3.7 million, respectively, and $6.1 million and $7.2 million for the six months ended December 31, 2023 and 2022, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	December 31, 2023	June 30, 2023
Software	$37,053	$35,945
Work in progress	165	143
Total	37,218	36,088
Less accumulated amortization	(22,790)	(21,348)
Software—net	$14,428	$14,740

Work in progress as of December 31, 2023 and June 30, 2023, represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended December 31, 2023 and 2022, the Company capitalized internal-use software and website development costs of $1.9 million and $1.8 million, respectively, and recorded amortization expense of $2.2 million and $2.1 million, respectively. For the six months ended December 31, 2023 and 2022, the Company capitalized internal-use software and website development costs of $3.8 million and $3.9 million, respectively, and recorded amortization expense of $4.2 million and $3.9 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, and net carrying value of our definite-lived intangible assets are presented in the table below (dollars in thousands):

	December 31, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(9,776)	$7,716	$17,492	$—	$(8,617)	$8,875
Trade name	2,680	(1,966)	714	2,680	—	(1,697)	983
Proprietary software	1,042	(836)	206	1,042	—	(758)	284
Non-compete agreements	100	(52)	48	1,292	(533)	(701)	58
Vendor relationships	—	—	—	20,400	(15,111)	(5,289)	—
Total intangible assets	$21,314	$(12,630)	$8,684	$42,906	$(15,644)	$(17,062)	$10,200
(1) During the year ended June 30, 2023, the Company recorded impairment charges for its long-lived intangible assets recognized as part of the acquisition of a lead distribution company. Refer to the consolidated financial statements in our Annual Report on Form 10-K for additional details.

The Company's intangible assets include those long-lived intangible assets which were recognized at their estimated acquisition date fair values. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and six months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023 and 2022, amortization expense related to intangible assets totaled $0.8 million and $1.4 million, respectively, and $1.5 million and $2.8 million for the six months ended December 31, 2023 and 2022, respectively, recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 3.1 and 3.6 years as of December 31, 2023 and June 30, 2023, respectively.

As of December 31, 2023, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-Compete Agreements	Customer relationships	Total
Remainder fiscal 2024	$267	$78	$10	$1,160	$1,515
2025	447	128	20	2,316	2,911
2026	—	—	18	2,313	2,331
2027	—	—	—	1,927	1,927
Total	$714	$206	$48	$7,716	$8,684

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the condensed consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of December 31, 2023, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and six months ended December 31, 2023 and 2022, there were no indicators of impairment.

6.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Overland Park, Kansas; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania. SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise. The Company's operating leases have remaining lease terms from one year up to thirteen years.

During the six months ended December 31, 2022, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.6 million. In addition, the Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas effective July 31, 2023, resulting in an early termination penalty of $0.9 million, of which $0.6 million was paid during the year ended June 30, 2023, and $0.3 million was paid during the six months ended December 31, 2023. The early termination penalty was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Finance lease costs(1)	$41	$42	$84	$86
Operating lease costs(2)	1,516	1,953	3,100	4,045
Short-term lease costs	61	32	122	63
Variable lease costs(3)	160	196	295	410
Sublease income	(574)	(667)	(1,147)	(1,085)
Total net lease costs	$1,204	$1,556	$2,454	$3,519
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating costs and expenses and interest expense, net in the condensed consolidated statements of comprehensive income (loss).
(2) Recorded in operating costs and expenses in the condensed consolidated statements of comprehensive income (loss).
(3) Variable lease costs are not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate and primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the condensed consolidated statements of comprehensive income (loss).

Maturities of Lease Liabilities—As of December 31, 2023, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2024	$3,938	$56	$3,994
2025	7,947	38	7,985
2026	7,412	38	7,450
2027	6,105	32	6,137
2028	5,562	—	5,562
Thereafter	9,046	—	9,046
Total undiscounted lease payments	40,010	164	40,174
Less: interest	9,632	13	9,645
Present value of lease liabilities	$30,378	$151	$30,529

The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and Centennial, Colorado, which commenced during the fiscal years ended June 30, 2023 and 2022, and run through the remaining terms of the primary leases. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive income (loss). The Company may consider entering into additional sublease arrangements in the future.

Sublease Income—As of December 31, 2023, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2024	$1,203
2025	2,548
2026	2,587
2027	2,180
2028	1,931
Thereafter	2,092
Total sublease income	$12,541

7.DEBT

Debt consisted of the following:

(in thousands)	December 31, 2023	June 30, 2023
Term Loans (effective interest rate 14.9%)	$699,588	$707,509
Unamortized debt issuance costs and debt discount	(6,050)	(9,001)
Total debt	693,538	698,508
Less current portion of long-term debt:	(42,766)	(33,883)
Long-term debt	$650,772	$664,625

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a $425.0 million credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, August 26, 2022, May 5, 2023, September 11, 2023, and November 1, 2023, the Company entered into amendments to the credit agreement (individually, the “First Amendment”, “Second

Amendment”, “Third Amendment”, “Fourth Amendment”, “Fifth Amendment”, “Sixth Amendment”, and “Seventh Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. In addition, the Fourth Amendment provided for the Company to pay a revolving credit termination fee of $0.5 million for the ratable account of each revolving lender upon the termination of all revolving loan commitments. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. The Fifth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of March 31, 2024, and the Sixth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of June 30, 2024. The Seventh Amendment amended the Senior Secured Credit Facility to decrease the minimum asset coverage ratio and minimum liquidity covenant required to be maintained by the Company as of September 30, 2024, and December 31, 2023, respectively. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $100.0 million under the Revolving Credit Facility, of which all was available to borrow as of December 31, 2023 and (2) Term Loans outstanding in an aggregate principal amount of $699.6 million as of December 31, 2023.

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

The Senior Secured Credit Facility had a maturity date of November 5, 2024, and the Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, which increased to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of December 31, 2023, the Company has made principal payments of $222.4 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of December 31, 2023, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.0 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $1.7 million and $2.3 million for the three months ended December 31, 2023 and 2022, respectively, and $3.4 million and $3.9 million for the six months ended

December 31, 2023 and 2022, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income (loss).

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed to 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of December 31, 2023, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of December 31, 2023, the Amended Interest Rate Swap had a fair value of $10.7 million and was recorded in other current assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that $10.5 million will be reclassified into interest expense during the next twelve months.

On February 7, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Eighth Amendment to the Senior Secured Credit Facility (the “Eighth Amendment”). Pursuant to the Eighth Amendment (i) a new $692.0 million class of extended term loans was established, and the maturity date applicable thereto was extended to February 15, 2025, (ii) the aggregate revolving credit commitments were reduced to an aggregate amount of $73.6 million and an aggregate amount of $25.8 million of the non-extended revolving credit commitments were terminated, (iii) certain lenders holding outstanding Term Loans elected not to extend the maturity date applicable to those loans, resulting in a class of non-extended term loans of $9.4 million having a maturity date of November 5, 2024, (iv) a minimum asset coverage ratio covenant as of December 31, 2024 was added, and (v) the minimum liquidity covenants were revised based on the reduced revolving credit commitments. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

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

9.SHAREHOLDERS' EQUITY

Common Stock—As of December 31, 2023, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	159
Stock awards outstanding under 2020 Plan	18,763,061
Stock awards available for grant under 2020 Plan	2,725,318
Options outstanding under 2003 Plan	539,804
Total	22,028,342

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

The number of shares of common stock available for issuance as of December 31, 2023, pursuant to future awards under the Company's 2020 Stock Plan is 2,725,318. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Share-based compensation related to:
Equity classified stock options	$714	$844	$1,436	$1,696
Equity classified RSU's	2,116	1,525	3,857	2,927
Equity classified PSU's	—	9	33	(48)
Equity classified PVU's	992	539	1,671	897
Total	$3,822	$2,917	$6,997	$5,472

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

During the six months ended December 31, 2023 and 2022, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the six months ended December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2023	3,847,339	$11.56
Options granted	—	—
Options exercised	—	—
Options forfeited/expired/cancelled	(19,684)	11.27
Outstanding—December 31, 2023	3,827,655	$11.56	6.94	$27
Vested and exercisable—December 31, 2023	2,253,968	$12.78	6.36	$27

As of December 31, 2023, there was $3.5 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1.52 years.

During the six months ended December 31, 2023, there were no stock options exercised. The Company received cash of $0.0 million in connection with stock options exercised during the three months ended December 31, 2022, and $0.6 million in connection with stock options exercised during the six months ended December 31, 2022.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2023:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,911,613	$2.57
Granted	6,525,623	1.49
Vested	(2,288,170)	2.07
Forfeited	(121,550)	1.90
Unvested as of December 31, 2023	9,027,516	$1.93

As of December 31, 2023, there was $14.1 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.06 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2023:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	13,365	$17.96
Granted	—	—
Vested	(14,477)	17.95
Forfeited	—	—
Performance adjustment(1)	1,112	—
Unvested as of December 31, 2023	—	$—
(1) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

If certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The number of shares that could be earned for the fiscal year 2022 tranche is estimated to be at 0% of the target as of December 31, 2023. As such, as of December 31, 2023, there was no unrecognized compensation cost related to unvested performance stock units granted.

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

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the six months ended December 31, 2023:

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

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the six months ended December 31, 2022:

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

The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

	Six Months Ended December 31,	Six Months Ended December 31,
	2023	2022
Share price as of grant date	$1.38	$1.80
Volatility	94.3%	79.3%
Risk-free interest rate	4.1%	2.6%
Cost of Equity	9.2%	10.6%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2023:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,044,180	$1.22
Granted	2,236,775	1.64
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2023	6,280,955	$1.37

As of December 31, 2023, there was $5.1 million of unrecognized compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.64 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of December 31, 2023, there are 159 shares reserved for future issuance under the plan. The Company recorded share-based compensation expense related to the ESPP of less than $0.1 million for the three months ended December 31, 2022 and $0.1 million for the six months ended December 31, 2022. During the six months ended December 31, 2022, the Company issued 779,946 shares to its employees and received cash of $0.5 million in connection with ESPP purchases.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Senior:
Commission revenue:
Medicare advantage	$217,969	$190,479	$292,340	$256,836
Medicare supplement	1,625	1,056	1,938	1,171
Prescription drug plan	302	187	373	278
Dental, vision, and health	705	1,682	1,754	2,018
Other commission revenue	416	779	775	1,435
Total commission revenue	221,017	194,183	297,180	261,738
Total other revenue	26,512	29,643	40,265	39,602
Total Senior revenue	247,529	223,826	337,445	301,340
Healthcare Services:
Total pharmacy revenue	108,795	51,601	203,583	92,694
Total other revenue	2,915	3,879	5,495	5,852
Total Healthcare Services revenue	111,710	55,480	209,078	98,546
Life:
Commission revenue:
Term	18,113	16,317	37,227	31,693
Final expense	14,482	13,134	28,602	30,553
Total commission revenue	32,595	29,451	65,829	62,246
Total other revenue	4,772	4,544	9,341	8,584
Total Life revenue	37,367	33,995	75,170	70,830
Auto & Home:
Total commission revenue	10,275	7,364	19,090	14,045
Total other revenue	212	444	425	845
Total Auto & Home revenue	10,487	7,808	19,515	14,890
Eliminations:
Total commission revenue	(662)	(965)	(1,118)	(1,661)
Total other revenue	(993)	(956)	(1,923)	(2,273)
Total Elimination revenue	(1,655)	(1,921)	(3,041)	(3,934)
Total commission revenue	263,225	230,033	380,981	336,368
Total pharmacy revenue	108,795	51,601	203,583	92,694
Total other revenue	33,418	37,554	53,603	52,610
Total revenue	$405,438	$319,188	$638,167	$481,672

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$840,498
Commission revenue from revenue recognized	138,755
Net commission revenue adjustment from change in estimate	1,612
Amounts recognized as accounts receivable, net	(26,507)
Balance as of December 31, 2023	$954,358

For the six months ended December 31, 2023, the $1.6 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a negative adjustment of $1.5 million for Senior, a positive adjustment of $2.7 million for Auto & Home, and a positive adjustment of $0.4 million for Life.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received as of December 31, 2023, for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$1,691
Commission revenue recognized	(21,840)
Other revenue recognized	(307)
Amounts recognized as contract liabilities	29,548
Balance as of December 31, 2023	$9,092

11.INCOME TAXES

For the three months ended December 31, 2023 and 2022, the Company recognized income tax expense of $11.5 million and $9.4 million, respectively, representing effective tax rates of 37.2% and 29.5%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

For the six months ended December 31, 2023 and 2022, the Company recognized income tax benefits of $1.3 million and $4.2 million, respectively, representing effective tax rates of 10.1% and 17.4%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

As of December 31, 2023, the Company has a valuation allowance of $9.1 million for deferred tax assets related to certain federal and state specific net operating losses and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its deferred tax assets as of December 31, 2023, as it believes it is more likely than not that the net deferred tax assets will be realized, outside of the deferred tax asset related to certain federal and state net operating losses and credits noted above where a valuation allowance has been established.

12.NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$19,392	$22,514	$(11,659)	$(19,970)
Denominator:
Weighted-average common stock outstanding	168,349	166,486	167,901	165,655
Net income (loss) per share—basic:	$0.12	$0.14	$(0.07)	$(0.12)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$19,392	$22,514	$(11,659)	$(19,970)
Denominator:
Weighted-average common stock outstanding	168,349	166,486	167,901	165,655
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	1,388	62	—	—
Total common and common equivalent shares outstanding	169,737	166,548	167,901	165,655
Net income (loss) per share—diluted:	$0.11	$0.14	$(0.07)	$(0.12)

(1) Excluded from the computation of net income (loss) per share-diluted for the six months ended December 31, 2023 and 2022, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	8,428	8,268	11,855	8,061

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Shares subject to outstanding PVU’s	6,281	4,150	6,280	4,186
Shares subject to outstanding PSU's	—	6	—	6
Total	6,281	4,156	6,280	4,192

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

The following table presents information about the reportable segments for the three months ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$247,529	$111,710	$37,367	$10,487	$(1,655)	(1)	$405,438
Operating expenses	(168,816)	(108,729)	(32,798)	(5,762)	(21,919)	(2)	(338,024)
Other income (expense), net	—	—	—	—	—		—
Adjusted EBITDA	$78,713	$2,981	$4,569	$4,725	$(23,574)		67,414
Share-based compensation expense							(3,822)
Transaction costs(3)							(2,400)
Depreciation and amortization							(5,898)
Interest expense, net							(24,415)
Income tax expense							(11,487)
Net income							$19,392
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $16.6 million in salaries and benefits for certain general, administrative, and IT related departments and $4.0 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs.

The following table presents information about the reportable segments for the three months ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$223,826	$55,480	$33,995	$7,808	$(1,921)	(1)	$319,188
Operating expenses	(140,209)	(64,781)	(28,152)	(5,524)	(16,877)	(2)	(255,543)
Other income (expense), net	—	—	—	—	(70)		(70)
Adjusted EBITDA	$83,617	$(9,301)	$5,843	$2,284	$(18,868)		63,575
Share-based compensation expense							(2,936)
Transaction costs (3)							(442)
Depreciation and amortization							(7,188)
Loss on disposal of property, equipment, and software							(46)
Interest expense, net							(21,044)
Income tax expense							(9,405)
Net income							$22,514
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

The following table presents information about the reportable segments for the six months ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$337,445	$209,078	$75,170	$19,515	$(3,041)	(1)	$638,167
Operating expenses	(260,069)	(203,774)	(65,362)	(11,470)	(41,415)	(2)	(582,090)
Other income (expense), net	—	—	—	—	(39)		(39)
Adjusted EBITDA	$77,376	$5,304	$9,808	$8,045	$(44,495)		56,038
Share-based compensation expense							(6,997)
Transaction costs(3)							(4,305)
Depreciation and amortization							(11,887)
Loss on disposal of property, equipment, and software							(9)
Interest expense, net							(45,811)
Income tax benefit							1,312
Net loss							$(11,659)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $30.5 million in salaries and benefits for certain general, administrative, and IT related departments and $8.1 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs.

The following table presents information about the reportable segments for the six months ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$301,340	$98,546	$70,830	$14,890	$(3,934)	(1)	$481,672
Operating expenses	(221,574)	(119,635)	(59,963)	(10,164)	(34,322)	(2)	(445,658)
Other income (expense), net	—	—	201	(1)	(112)		88
Adjusted EBITDA	$79,766	$(21,089)	$11,068	$4,725	$(38,368)		36,102
Share-based compensation expense							(5,566)
Transaction costs (3)							(2,570)
Depreciation and amortization							(13,990)
Loss on disposal of property, equipment, and software							(371)
Interest expense, net							(37,780)
Income tax benefit							4,205
Net loss							$(19,970)
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended December 31, 2023, three customers accounted for 32% (UHC), 19% (Humana), and 16% (Aetna) of total revenue. For the three months ended December 31, 2022, two customers accounted for 27% (UHC) and 22% (Humana) of total revenue. For the six months ended December 31, 2023, three customers accounted for 32% (UHC), 18% (Humana), and 12% (Aetna) of total revenue. For the six months ended December 31, 2022, two customers accounted for 23% (UHC) and 17% (Humana) of total revenue, respectively. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

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

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, (“UHC”), Humana, and Wellcare. MA and MS plans accounted for 92% and 91% of our approved Senior policies for the three months ended December 31, 2023 and 2022, respectively, and 91% and 90% for the six months ended December 31, 2023, and 2022, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.2 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 47% and 48% of new premium within Life for the three months ended December 31, 2023 and 2022, respectively, with final expense policies accounting for 53% and 52% for the three months ended December 31, 2023 and 2022, respectively. For the six months ended December 31, 2023 and 2022, term life policies accounted for 48% and 44% of new premium within Life, respectively, with final expense policies accounting for 52% and 56%, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 77% and 73% of new premium within Auto & Home for the three months ended December 31, 2023 and 2022, respectively, and 77% and 74% for the six months ended December 31, 2023 and 2022, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Medicare Advantage	271,712	251,847	376,244	341,875
Medicare Supplement	1,203	1,565	1,684	2,230
Dental, Vision, and Hearing	19,808	22,004	32,304	38,338
Prescription Drug Plan	1,720	1,302	2,031	1,666
Other	1,318	1,512	2,950	3,538
Total	295,761	278,230	415,213	387,647

Total submitted policies for all products increased 6% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. This was driven by an 8% increase in the number of average productive agents and a 5% increase in productivity per agent. Close rates remained flat for the three months ended December 31, 2023, compared to the three months ended December 31, 2022.

Total submitted policies for all products increased 7% for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. This was driven by increases in overall close rates (10%), the number of average productive agents (7%), and productivity per agent (6%).

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Medicare Advantage	234,576	218,837	332,257	302,010
Medicare Supplement	773	1,127	1,133	1,627
Dental, Vision and Hearing	16,903	18,697	27,432	30,972
Prescription Drug Plan	1,316	883	1,570	1,273
Other	993	1,241	2,045	2,903
Total	254,561	240,785	364,437	338,785

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products increased 6% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, which correlates to the increase in submitted policies.

Total approved policies for all products increased 8% for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, due to enhanced agent training and development and a higher mix of tenured agents, we experienced a slight improvement in the submitted-to-approved conversion rates for the six months ended December 31, 2023, compared to the six months ended December 31, 2022.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Medicare Advantage	$934	$870	$883	$845
Medicare Supplement	1,045	994	1,044	1,037
Dental, Vision and Hearing	69	116	99	97
Prescription Drug Plan	230	212	237	219
Other	(50)	115	(18)	91

The LTV per MA approved policy increased 7% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, primarily due to carrier mix.

The LTV per MA approved policy increased 4% for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, primarily due to carrier mix.

Healthcare Services

Total Members

The total number of SelectRx members represents the amount of active customers to which an order has been shipped, as this is a primary key driver of revenue for Healthcare Services.

The following table shows the total number of SelectRx members as of the date presented:

	December 31, 2023	December 31, 2022
Total SelectRx Members	62,623	39,308

The total number of SelectRx members increased 59% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, due to our operating strategy to grow SelectRx.

Prescriptions Per Day

Prescriptions per day represents the total prescriptions shipped per business day, as this is a primary key driver of revenue for Healthcare Services.

The following table shows the prescriptions shipped per day for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Prescriptions Per Day	17,010	9,652	16,244	8,754

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

	Twelve Months Ended December 31,
(dollars per approved policy):	2023	2022
Medicare Advantage and Medicare Supplement approved policies	609,939	617,687
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$896	$880
Other commission per MA/MS policy	11	19
Pharmacy revenue per MA/MS policy	575	225
Other revenue per MA/MS policy	140	62
Total revenue per MA/MS policy	1,622	1,186
Total operating expenses per MA/MS policy	(1,365)	(1,111)
Adjusted EBITDA per MA/MS policy (1)	$257	$75
Adjusted EBITDA Margin per MA/MS policy (1)	16%	6%
Revenue/CAC multiple	4.2X	3.0X
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

Total revenue per MA/MS policy increased 37% for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022, primarily due to the increase in pharmacy revenue. Total operating expenses per MA/MS policy increased 23% for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022, driven by a 100% increase in operating expenses related to SelectRx due to the growth of the business, offset by a 3% decrease in other operating expenses driven by a decrease in marketing and advertising costs for the second half of fiscal year 2023 compared to the second half of fiscal year 2022.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2023	2022	2023	2022
Term Premiums	$17,398	$15,824	$35,588	$30,922
Final Expense Premiums	19,388	17,093	39,087	39,457
Total	$36,786	$32,917	$74,675	$70,379

Total term premiums increased 10% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, due to a 10% increase in the number of policies sold. Final expense premiums increased 13% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, due to a 3% increase in the average premium per policy sold and a 10% increase in the number of policies sold.

Total term premiums increased 15% for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, due to a 3% increase in the average premium per policy sold and a 12% increase in the number of policies sold. Final expense premiums remained flat for the six months ended December 31, 2023, compared to the six months ended December 31, 2022. The number of policies sold declined 4% driven by a lower average productive agent headcount, which was somewhat offset by a 3% increase in the average premium per policy sold.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2023	2022	2023	2022
Premiums	$14,689	$12,080	$28,566	$23,628

Total premiums increased 22% for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, due to a 19% increase in the average premium per policy sold and a 2% increase in the number of policies sold.

Total premiums increased 21% for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, due to a 14% increase in the average premium per policy sold and a 6% increase in the number of policies sold.

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

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, and certain add-backs for non-cash or non-recurring expenses, including restructuring, share-based compensation expenses, and any impairment charges. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of this non-GAAP financial measure rather than net income (loss). These limitations include the fact that Adjusted EBITDA excludes interest expense, depreciation and amortization expense, share-based compensation expense, income tax expense (benefit), and other non-recurring expenses that are one-time in nature. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile Adjusted EBITDA and net income (loss) for the periods presented:

Three Months Ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$19,392
Share-based compensation expense						3,822
Transaction costs (1)						2,400
Depreciation and amortization						5,898
Interest expense, net						24,415
Income tax expense						11,487
Adjusted EBITDA	$78,713	$2,981	$4,569	$4,725	$(23,574)	$67,414
(1) These expenses primarily consist of financing transaction costs.

Three Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$22,514
Share-based compensation expense						2,936
Transaction costs (1)						442
Depreciation and amortization						7,188
Loss on disposal of property, equipment, and software						46
Interest expense, net						21,044
Income tax expense						9,405
Adjusted EBITDA	$83,617	$(9,301)	$5,843	$2,284	$(18,868)	$63,575
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

Six Months Ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(11,659)
Share-based compensation expense						6,997
Transaction costs (1)						4,305
Depreciation and amortization						11,887
Loss on disposal of property, equipment, and software						9
Interest expense, net						45,811
Income tax benefit						(1,312)
Adjusted EBITDA	$77,376	$5,304	$9,808	$8,045	$(44,495)	$56,038
(1) These expenses primarily consist of financing transaction costs.

Six Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(19,970)
Share-based compensation expense						5,566
Transaction costs (1)						2,570
Depreciation and amortization						13,990
Loss on disposal of property, equipment, and software						371
Interest expense, net						37,780
Income tax benefit						(4,205)
Adjusted EBITDA	$79,766	$(21,089)	$11,068	$4,725	$(38,368)	$36,102
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2023		2022		2023		2022
Revenue
Commission	$263,225	65%	$230,033	72%	$380,981	60%	$336,368	70%
Pharmacy	108,795	27%	51,601	16%	203,583	32%	92,694	19%
Other	33,418	8%	37,554	12%	53,603	8%	52,610	11%
Total revenue	405,438	100%	319,188	100%	638,167	100%	481,672	100%
Operating costs and expenses
Cost of revenue	97,424	24%	91,477	29%	169,935	27%	156,641	33%
Cost of goods sold—pharmacy revenue	94,180	23%	50,096	16%	178,188	28%	92,450	19%
Marketing and advertising	117,078	29%	89,925	28%	179,400	28%	147,519	31%
Selling, general, and administrative	33,412	8%	28,412	9%	62,078	10%	59,118	12%
Technical development	8,050	2%	6,245	2%	15,687	2%	12,427	3%
Total operating costs and expenses	350,144	86%	266,155	84%	605,288	95%	468,155	98%
Income from operations	55,294	14%	53,033	17%	32,879	5%	13,517	3%
Interest expense, net	(24,415)	(6)%	(21,044)	(7)%	(45,811)	(7)%	(37,780)	(8)%
Other income (expense), net	—	—%	(70)	—%	(39)	—%	88	—%
Income (loss) before income tax expense (benefit)	30,879	8%	31,919	10%	(12,971)	(2)%	(24,175)	(5)%
Income tax expense (benefit)	11,487	3%	9,405	3%	(1,312)	—%	(4,205)	(1)%
Net income (loss)	$19,392	5%	$22,514	7%	$(11,659)	(2)%	$(19,970)	(4)%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), as presented in our condensed consolidated statements of comprehensive income (loss) as commission revenue. After an insurance policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier partner. Therefore, we do not incur any additional expense related to our receipt of future renewal commissions. All of the costs associated with the sale of an individual policy are incurred prior to or at the time of the initial sale of an individual policy.

We also receive certain volume-based bonuses from some carriers on first year policies sold based on attaining various predetermined target sales levels or other agreed upon objectives. These bonuses are referred to as “production bonuses” or “marketing development funds” and are included in other revenue in the condensed consolidated statements of comprehensive income (loss). Pharmacy revenue includes revenue from the sale of prescription and OTC medications from SelectRx. Other revenue includes production bonuses and marketing development funds, revenue from Population Health (excluding SelectRx pharmacy revenue), and external lead generation revenue from InsideResponse.

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Commission	$263,225	$230,033	14%	$380,981	$336,368	13%
Pharmacy	108,795	51,601	111%	203,583	92,694	120%
Other	33,418	37,554	(11)%	53,603	52,610	2%
Total revenue	$405,438	$319,188	27%	$638,167	$481,672	32%

Three Months Ended December 31, 2023 and 2022–Commission revenue increased $33.2 million, or 14%, for the three months ended December 31, 2023, and included increases in Senior, Life, and Auto & Home commission revenue of $26.8 million, $3.1 million, and $2.9 million respectively. For Senior, this was driven by a 6% increase in approved policies and an 8% increase in LTV’s. Life’s revenue increase was primarily driven by a $1.8 million increase in term revenue and a $1.3 million increase in final expense revenue. The $57.2 million increase in pharmacy revenue was due to the increase in members due to the expansion of the SelectRx business. The $4.1 million decrease in other revenue was driven by a $2.6 million decrease in production bonus revenue.

Six Months Ended December 31, 2023 and 2022–Commission revenue increased $44.6 million, or 13%, for the six months ended December 31, 2023, and included increases in Senior, Life, and Auto & Home commission revenue of $35.4 million, $3.6 million, and $5.0 million respectively. For Senior, this was driven by an 8% increase in approved policies and a 6% increase in LTV’s. Life’s revenue increase was primarily driven by a $5.5 million increase in term revenue, partially offset by a $2.0 million decrease in final expense revenue. The $110.9 million increase in pharmacy revenue was due to the increase in members due to the expansion of the SelectRx business. The $1.0 million increase in other revenue was driven by a $2.5 million increase in production bonus revenue.

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

The following table presents our cost of revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Cost of revenue	$97,424	$91,477	7%	$169,935	$156,641	8%

Three Months Ended December 31, 2023 and 2022–Cost of revenue increased $5.9 million, or 7%, for the three months ended December 31, 2023, primarily due to a $5.8 million increase in compensation costs mostly from our Senior segment.

Six Months Ended December 31, 2023 and 2022–Cost of revenue increased $13.3 million, or 8%, for the six months ended December 31, 2023, primarily due to a $13.0 million increase in compensation costs mostly from our Senior segment.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Cost of goods sold—pharmacy revenue	$94,180	$50,096	88%	$178,188	$92,450	93%

Three Months Ended December 31, 2023 and 2022–Cost of goods sold-pharmacy revenue increased $44.1 million, or 88%, for the three months ended December 31, 2023, primarily due to a $40.2 million increase in medication costs as the number of SelectRx members increased 59% over the prior year.

Six Months Ended December 31, 2023 and 2022–Cost of goods sold-pharmacy revenue increased $85.7 million, or 93%, for the six months ended December 31, 2023, primarily due to an $80.8 million increase in medication costs as the number of SelectRx members increased 59% over the prior year.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Marketing and advertising	$117,078	$89,925	30%	$179,400	$147,519	22%

Three Months Ended December 31, 2023 and 2022–Marketing and advertising expenses increased $27.2 million, or 30%, for the three months ended December 31, 2023, primarily due to a $24.1 million increase in lead costs. This increase can be attributed to the increase in MA submitted policies and an increase in customer acquisition costs on a per policy basis.

Six Months Ended December 31, 2023 and 2022–Marketing and advertising expenses increased $31.9 million, or 22%, for the six months ended December 31, 2023, primarily due to a $28.4 million increase in lead costs. This increase can be attributed to the increase in MA submitted policies and an increase in customer acquisition costs on a per policy basis.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Selling, general, and administrative	$33,412	$28,412	18%	$62,078	$59,118	5%

Three Months Ended December 31, 2023 and 2022–Selling, general, and administrative expenses increased $5.0 million, or 18%, for the three months ended December 31, 2023, primarily due to increases in compensation costs of $3.8 million and corporate development costs of $1.9 million.

Six Months Ended December 31, 2023 and 2022–Selling, general, and administrative expenses increased $3.0 million, or 5%, for the six months ended December 31, 2023, primarily due to an increase in compensation costs of $3.1 million.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Technical development	$8,050	$6,245	29%	$15,687	$12,427	26%

Three Months Ended December 31, 2023 and 2022–Technical development expenses increased $1.8 million, or 29%, for the three months ended December 31, 2023, primarily due to a $2.0 million increase in compensation costs.

Six Months Ended December 31, 2023 and 2022–Technical development expenses increased $3.3 million, or 26%, for the six months ended December 31, 2023, primarily due to a $3.3 million increase in compensation costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Interest expense, net	$24,415	$21,044	16%	$45,811	$37,780	21%

Three Months Ended December 31, 2023 and 2022–Interest expense increased $3.4 million, or 16%, as a result of higher interest rates during the period. The increase was partially offset by interest income received from the interest rate swap and our money market account.

Six Months Ended December 31, 2023 and 2022–Interest expense increased $8.0 million, or 21%, as a result of higher interest rates during the period. The increase was partially offset by interest income received from the interest rate swap and our money market account.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Income tax expense (benefit)	$11,487	$9,405	22%	$(1,312)	$(4,205)	(69)%
Effective tax rate	37.2%	29.5%		10.1%	17.4%

Three Months Ended December 31, 2023 and 2022–For the three months ended December 31, 2023 and 2022, we recognized income tax expense of $11.5 million and $9.4 million, respectively, representing effective tax rates of 37.2% and 29.5%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.. The differences from our federal statutory tax rate to the effective tax rate for the three months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

Six Months Ended December 31, 2023 and 2022–For the six months ended December 31, 2023 and 2022, we recognized income tax benefit of $1.3 million and $4.2 million, respectively, representing effective tax rates of 10.1% and 17.4%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2022, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$247,529	$111,710	$37,367	$10,487	$(1,655)	(1)	$405,438
Operating expenses	(168,816)	(108,729)	(32,798)	(5,762)	(21,919)	(2)	(338,024)
Other income (expense), net	—	—	—	—	—		—
Adjusted EBITDA	$78,713	$2,981	$4,569	$4,725	$(23,574)		$67,414
Share-based compensation expense							(3,822)
Transaction costs(3)							(2,400)
Depreciation and amortization							(5,898)
Interest expense, net							(24,415)
Income tax expense							(11,487)
Net income							$19,392
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $16.6 million in salaries and benefits for certain general, administrative, and IT related departments and $4.0 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs.

Three Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$223,826	$55,480	$33,995	$7,808	$(1,921)	(1)	$319,188
Operating expenses	(140,209)	(64,781)	(28,152)	(5,524)	(16,877)	(2)	(255,543)
Other income (expense), net	—	—	—	—	(70)		(70)
Adjusted EBITDA	$83,617	$(9,301)	$5,843	$2,284	$(18,868)		$63,575
Share-based compensation expense							(2,936)
Transaction costs (3)							(442)
Depreciation and amortization							(7,188)
Loss on disposal of property, equipment, and software							(46)
Interest expense, net							(21,044)
Income tax expense							(9,405)
Net income							$22,514
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

Six Months Ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$337,445	$209,078	$75,170	$19,515	$(3,041)	(1)	$638,167
Operating expenses	(260,069)	(203,774)	(65,362)	(11,470)	(41,415)	(2)	(582,090)
Other income (expense), net	—	—	—	—	(39)		(39)
Adjusted EBITDA	$77,376	$5,304	$9,808	$8,045	$(44,495)		$56,038
Share-based compensation expense							(6,997)
Transaction costs(3)							(4,305)
Depreciation and amortization							(11,887)
Loss on disposal of property, equipment, and software							(9)
Interest expense, net							(45,811)
Income tax benefit							1,312
Net loss							$(11,659)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $30.5 million in salaries and benefits for certain general, administrative, and IT related departments and $8.1 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs.

Six Months Ended December 31, 2022:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$301,340	$98,546	$70,830	$14,890	$(3,934)	(1)	$481,672
Operating expenses	(221,574)	(119,635)	(59,963)	(10,164)	(34,322)	(2)	(445,658)
Other income (expense), net	—	—	201	(1)	(112)		88
Adjusted EBITDA	$79,766	$(21,089)	$11,068	$4,725	$(38,368)		$36,102
Share-based compensation expense							(5,566)
Transaction costs (3)							(2,570)
Depreciation and amortization							(13,990)
Loss on disposal of property, equipment, and software							(371)
Interest expense, net							(37,780)
Income tax benefit							4,205
Net loss							$(19,970)
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
(3) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Senior:
Commission revenue:
Medicare advantage	$217,969	$190,479	$27,490	14%	$292,340	$256,836	$35,504	14%
Medicare supplement	1,625	1,056	569	54%	1,938	1,171	767	66%
Prescription drug plan	302	187	115	62%	373	278	95	34%
Dental, vision, and health	705	1,682	(977)	(58)%	1,754	2,018	(264)	(13)%
Other commission revenue	416	779	(363)	(47)%	775	1,435	(660)	(46)%
Total commission revenue	221,017	194,183	26,834	14%	297,180	261,738	35,442	14%
Total other revenue	26,512	29,643	(3,131)	(11)%	40,265	39,602	663	2%
Total Senior revenue	247,529	223,826	23,703	11%	337,445	301,340	36,105	12%
Healthcare Services:
Total pharmacy revenue	108,795	51,601	57,194	111%	203,583	92,694	110,889	120%
Total other revenue	2,915	3,879	(964)	(25)%	5,495	5,852	(357)	(6)%
Total Healthcare Services revenue	111,710	55,480	56,230	101%	209,078	98,546	110,532	112%
Life:
Commission revenue:
Term	18,113	16,317	1,796	11%	37,227	31,693	5,534	17%
Final expense	14,482	13,134	1,348	10%	28,602	30,553	(1,951)	(6)%
Total commission revenue	32,595	29,451	3,144	11%	65,829	62,246	3,583	6%
Total other revenue	4,772	4,544	228	5%	9,341	8,584	757	9%
Total Life revenue	37,367	33,995	3,372	10%	75,170	70,830	4,340	6%
Auto & Home:
Total commission revenue	10,275	7,364	2,911	40%	19,090	14,045	5,045	36%
Total other revenue	212	444	(232)	(52)%	425	845	(420)	(50)%
Total Auto & Home revenue	10,487	7,808	2,679	34%	19,515	14,890	4,625	31%
Eliminations:
Total commission revenue	(662)	(965)	303	(31)%	(1,118)	(1,661)	543	(33)%
Total other revenue	(993)	(956)	(37)	4%	(1,923)	(2,273)	350	(15)%
Total Elimination revenue	(1,655)	(1,921)	266	(14)%	(3,041)	(3,934)	893	(23)%
Total commission revenue	263,225	230,033	33,192	14%	380,981	336,368	44,613	13%
Total pharmacy revenue	108,795	51,601	57,194	111%	203,583	92,694	110,889	120%
Total other revenue	33,418	37,554	(4,136)	(11)%	53,603	52,610	993	2%
Total revenue	$405,438	$319,188	$86,250	27%	$638,167	$481,672	$156,495	32%

Revenue by Segment

Three Months Ended December 31, 2023 and 2022–Revenue from Senior was $247.5 million for the three months ended December 31, 2023, a $23.7 million, or 11%, increase compared to revenue of $223.8 million for the three months ended December 31, 2022. The increase was primarily due to a $26.8 million, or 14%, increase in commission revenue offset by a $2.6 million decrease in production bonus revenue.

Revenue from Healthcare Services was $111.7 million for the three months ended December 31, 2023, a $56.2 million, or 101%, increase compared to revenue of $55.5 million for the three months ended December 31, 2022, primarily due to a $57.2 million increase in SelectRx pharmacy revenue.

Revenue from Life was $37.4 million for the three months ended December 31, 2023, a $3.4 million, or 10%, increase compared to revenue of $34.0 million for the three months ended December 31, 2022, primarily due to a $3.1 million increase in commission revenue.

Revenue from Auto & Home was $10.5 million for the three months ended December 31, 2023, a $2.7 million, or 34%, increase compared to revenue of $7.8 million for the three months ended December 31, 2022, primarily due to a $2.9 million increase in commission revenue.

Six Months Ended December 31, 2023 and 2022–Revenue from Senior was $337.4 million for the six months ended December 31, 2023, a $36.1 million, or 12%, increase compared to revenue of $301.3 million for the six months ended December 31, 2022. The increase was due to a $35.4 million, or 14%, increase in commission revenue and a $2.2 million increase in production bonus revenue.

Revenue from Healthcare Services was $209.1 million for the six months ended December 31, 2023, a $110.5 million, or 112%, increase compared to revenue of $98.5 million for the six months ended December 31, 2022, primarily due to a $110.9 million increase in SelectRx pharmacy revenue.

Revenue from Life was $75.2 million for the six months ended December 31, 2023, a $4.3 million, or 6%, increase compared to revenue of $70.8 million for the six months ended December 31, 2022, due to $0.8 million increase in production bonus revenue and a $3.6 million increase in commission revenue.

Revenue from Auto & Home was $19.5 million for the six months ended December 31, 2023, a $4.6 million, or 31%, increase compared to revenue of $14.9 million for the six months ended December 31, 2022, primarily due to a $5.0 million increase in commission revenue.

Adjusted EBITDA by Segment

Three Months Ended December 31, 2023 and 2022–Adjusted EBITDA from Senior was $78.7 million for the three months ended December 31, 2023, a $4.9 million decrease compared to Adjusted EBITDA of $83.6 million for the three months ended December 31, 2022. The decrease in Adjusted EBITDA was due to a $28.6 million increase in operating costs and expenses primarily due to a $21.7 million increase in marketing and advertising costs and a $6.5 million increase in compensation costs offset by a $23.7 million increase in revenue as discussed above.

Adjusted EBITDA from Healthcare Services was $3.0 million for the three months ended December 31, 2023, a $12.3 million increase compared to Adjusted EBITDA of $(9.3) million for the three months ended December 31, 2022. The increase in Adjusted EBITDA was due to a $56.2 million increase in revenue as discussed above, offset a $43.9 million increase in operating costs and expenses primarily as a result of a $40.2 million increase in medication costs and a $1.7 million increase in compensation costs in support of the growth of SelectRx.

Adjusted EBITDA from Life was $4.6 million for the three months ended December 31, 2023, a $1.3 million decrease compared to Adjusted EBITDA of $5.8 million for the three months ended December 31, 2022. The decrease in Adjusted EBITDA was due to a $4.6 million increase in operating costs and expenses primarily due to a $2.2 million increase in compensation costs and a $2.1 million increase in marketing and advertising costs, offset by a $3.4 million increase in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $4.7 million for the three months ended December 31, 2023, a $2.4 million, or 107%, increase compared to Adjusted EBITDA of $2.3 million for the three months ended December 31, 2022. The increase in Adjusted EBITDA was due to a $2.7 million increase in revenue as discussed above, offset by a $0.2 million increase in operating costs and expenses primarily due to a $0.3 million increase in compensation costs.

Six Months Ended December 31, 2023 and 2022–Adjusted EBITDA from Senior was $77.4 million for the six months ended December 31, 2023, a $2.4 million decrease compared to Adjusted EBITDA of $79.8 million for the six months ended December 31, 2022. The decrease in Adjusted EBITDA was due to a $38.5 million increase in operating costs and expenses primarily due to a $25.7 million increase in marketing and advertising costs and a $12.3 million increase in compensation costs offset by a $36.1 million increase in revenue as discussed above.

Adjusted EBITDA from Healthcare Services was $5.3 million for the six months ended December 31, 2023, a $26.4 million increase compared to Adjusted EBITDA of $(21.1) million for the six months ended December 31, 2022. The increase in Adjusted EBITDA was due to a $110.5 million increase in revenue as discussed above, offset a $84.1 million increase in operating costs and expenses primarily as a result of a $80.8 million increase in medication costs and a $3.2 million increase in fulfillment costs in support of the growth of SelectRx.

Adjusted EBITDA from Life was $9.8 million for the six months ended December 31, 2023, a $1.3 million decrease compared to Adjusted EBITDA of $11.1 million for the six months ended December 31, 2022. The decrease in Adjusted EBITDA was due to a $5.4 million increase in operating costs and expenses primarily due to a $3.1 million increase in compensation costs and a $1.8 million increase in marketing and advertising costs offset by a $4.3 million increase in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $8.0 million for the six months ended December 31, 2023, a $3.3 million, or 70%, increase compared to Adjusted EBITDA of $4.7 million for the six months ended December 31, 2022. The increase in Adjusted EBITDA was due to a $4.6 million increase in revenue as discussed above, offset by a $1.3 million increase in operating costs and expenses due to a $1.1 million increase in compensation costs and a $0.2 million increase in marketing and advertising costs.

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

We do not expect to generate sufficient cash flows from operations to enable us to repay all outstanding amounts under the Senior Secured Credit Facility at the time of its maturity on February 15, 2025. If we are unable to secure additional financing from outside sources or otherwise refinance the Senior Secured Credit Facility, we may need to obtain additional capital through other means, including by selling one or more material assets or substantially reducing the scope of certain of our operations. If we are unable to satisfy our repayment obligations under the Senior Secured Credit Facility or maintain compliance with the covenants therein, we may be in default, which would significantly affect our liquidity.

As of December 31, 2023 and June 30, 2023, our cash and cash equivalents totaled $10.8 million and $83.2 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Six Months Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(49,239)	$(75,574)
Net cash used in investing activities	(5,692)	(4,468)
Net cash used in financing activities	(17,376)	(24,858)

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

Six Months Ended December 31, 2023—Net cash used in operating activities was $49.2 million, consisting of a net loss of $11.7 million, adjustments for non-cash items of $31.6 million, and cash used in operating assets and liabilities of $69.2 million. Adjustments for non-cash items primarily consisted of $11.9 million of depreciation and amortization, $7.0 million of share-based compensation expense, $9.0 million of accrued interest payable in kind, $3.4 million of amortization of debt issuance costs and debt discount, and $1.5 million of non-cash lease expense, offset by $1.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $113.9 million in commissions receivables, offset by an increase of $29.2 million in accounts payable and accrued expenses, a decrease of $12.0 million in accounts receivable, net and an $8.2 million increase in other liabilities.

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

Six Months Ended December 31, 2023—Net cash used in investing activities of $5.7 million was due to $3.9 million in purchases of software and capitalized internal-use software development costs and $2.1 million of purchases of property and equipment, primarily computer equipment and leasehold improvements.

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

Six Months Ended December 31, 2023—Net cash used in financing activities of $17.4 million was primarily due to $16.9 million of principal payments on the Term Loans.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2023. As of December 31, 2023, there was $699.6 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

On February 7, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Eighth Amendment to the Senior Secured Credit Facility (the “Eighth Amendment”). Pursuant to the Eighth Amendment (i) a new $692.0 million class of extended term loans was established, and the maturity date applicable thereto was extended to February 15, 2025, (ii) the aggregate revolving credit commitments were reduced to an aggregate amount of $73.6 million and an aggregate amount of $25.8 million of the non-extended revolving credit commitments were terminated, and (iii) certain lenders holding outstanding Term Loans elected not to extend the maturity date applicable to those loans, resulting in a class of non-extended term loans of $9.4 million having a maturity date of November 5, 2024, (iv) a minimum asset coverage ratio covenant as of December 31, 2024 was added, and (v) the minimum liquidity covenants were revised based on the reduced revolving credit commitments. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

Contractual Obligations

Other than the discussions in Note 8 and Note 10 to the condensed consolidated financial statements, as of December 31, 2023, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of December 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Eighth Amendment to Senior Secured Credit Facility

On February 7, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Eighth Amendment to the Senior Secured Credit Facility (the “Eighth Amendment”). Pursuant to the Eighth Amendment (i) a new $692.0 million class of extended term loans was established, and the maturity date applicable thereto was extended to February 15, 2025, (ii) the aggregate revolving credit commitments were reduced to an aggregate amount of $73.6 million and an aggregate amount of $25.8 million of the non-extended revolving credit commitments were terminated, and (iii) certain lenders holding outstanding Term Loans elected not to extend the maturity date applicable to those loans, resulting in a class of non-extended term loans of $9.4 million having a maturity date of November 5, 2024, (iv) a minimum asset coverage ratio covenant as of December 31, 2024 was added, and (v) the minimum liquidity covenants were revised based on the reduced revolving credit commitments. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1
Eighth Amendment to Credit Agreement, dated as of February 7, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent

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

SELECTQUOTE, INC.
February 8, 2024	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer