Form 10-Q
period 2024-03-31
SelectQuote, Inc.
filed 2024-05-09
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had outstanding 169,158,740 shares of common stock as of April 30, 2024.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2024	June 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,808	$83,156
Accounts receivable, net of allowances of $6.5 million and $2.7 million, respectively	253,083	154,565
Commissions receivable-current	69,165	111,148
Other current assets	24,115	14,355
Total current assets	384,171	363,224
COMMISSIONS RECEIVABLE—Net	763,958	729,350
PROPERTY AND EQUIPMENT—Net	22,536	27,452
SOFTWARE—Net	13,952	14,740
OPERATING LEASE RIGHT-OF-USE ASSETS	19,341	23,563
INTANGIBLE ASSETS—Net	7,926	10,200
GOODWILL	29,136	29,136
OTHER ASSETS	4,119	21,586
TOTAL ASSETS	$1,245,139	$1,219,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,168	$27,577
Accrued expenses	21,058	16,993
Accrued compensation and benefits	57,483	49,966
Operating lease liabilities—current	4,663	5,175
Current portion of long-term debt	37,717	33,883
Contract liabilities	3,655	1,691
Other current liabilities	4,227	1,972
Total current liabilities	189,971	137,257
LONG-TERM DEBT, NET—less current portion	648,331	664,625
DEFERRED INCOME TAXES	35,057	39,581
OPERATING LEASE LIABILITIES	22,326	27,892
OTHER LIABILITIES	2,649	2,926
Total liabilities	898,334	872,281
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,692	1,669
Additional paid-in capital	577,389	567,266
Accumulated deficit	(238,752)	(235,644)
Accumulated other comprehensive income	6,476	13,679
Total shareholders’ equity	346,805	346,970
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,245,139	$1,219,251
See accompanying notes to condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
REVENUE:
Commission	$230,763	$197,258	$611,744	$533,627
Pharmacy	120,282	66,948	323,865	159,641
Other	25,355	35,192	78,958	87,802
Total revenue	376,400	299,398	1,014,567	781,070
OPERATING COSTS AND EXPENSES:
Cost of revenue	84,315	79,186	254,250	235,827
Cost of goods sold—pharmacy revenue	106,172	62,302	284,360	154,753
Marketing and advertising	109,276	90,205	288,676	237,724
Selling, general, and administrative	34,971	27,544	97,049	86,662
Technical development	8,604	6,434	24,291	18,860
Total operating costs and expenses	343,338	265,671	948,626	733,826
INCOME FROM OPERATIONS	33,062	33,727	65,941	47,244
INTEREST EXPENSE, NET	(24,330)	(21,105)	(70,141)	(58,885)
OTHER INCOME (EXPENSE,) NET	(12)	(206)	(51)	(118)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	8,720	12,416	(4,251)	(11,759)
INCOME TAX EXPENSE (BENEFIT)	169	3,152	(1,143)	(1,053)
NET INCOME (LOSS)	$8,551	$9,264	$(3,108)	$(10,706)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$0.06	$(0.02)	$(0.06)
Diluted	$0.05	$0.06	$(0.02)	$(0.06)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	169,070	166,543	168,291	165,951
Diluted	170,956	167,905	168,291	165,951

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Gain (loss) on cash flow hedge	$(1,771)	$(2,661)	$(7,203)	$1,358
OTHER COMPREHENSIVE INCOME (LOSS)	(1,771)	(2,661)	(7,203)	1,358
COMPREHENSIVE INCOME (LOSS)	$6,780	$6,603	$(10,311)	$(9,348)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2023	168,974	$1,690	$573,883	$(247,303)	$8,247	$336,517
Net income	—	—	—	8,551	—	8,551
Gain on cash flow hedge, net of tax	—	—	—	—	858	858
Amount reclassified into earnings, net tax	—	—	—	—	(2,629)	(2,629)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	16	—	8	—	—	8
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	169	2	(17)	—	—	(15)
Share-based compensation expense	—	—	3,515	—	—	3,515
BALANCES-March 31, 2024	169,159	$1,692	$577,389	$(238,752)	$6,476	$346,805

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2022	166,511	$1,665	$561,435	$(197,070)	$15,735	$381,765
Net income	—	—	—	9,264	—	9,264
Loss on cash flow hedge, net of tax	—	—	—	—	(484)	(484)
Amount reclassified into earnings, net of tax	—	—	—	—	(2,177)	(2,177)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	23	—	42	—	—	42
Issuance of common stock pursuant to employee stock purchase plan	97	1	63	—	—	64
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	26	1	(7)	—	—	(6)
Share-based compensation expense	—	—	2,951	—	—	2,951
BALANCES-March 31, 2023	166,657	$1,667	$564,484	$(187,806)	$13,074	$391,419
See accompanying notes to the condensed consolidated financial statements.

Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(3,108)	—	(3,108)
Gain on cash flow hedge, net of tax	—	—	—	—	929	929
Amount reclassified into earnings, net of tax	—	—	—	—	(8,132)	(8,132)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	16	—	8	—	—	8
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,276	23	(397)	—	—	(374)
Share-based compensation expense	—	—	10,512	—	—	10,512
BALANCES-March 31, 2024	169,159	$1,692	$577,389	$(238,752)	$6,476	$346,805

Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(10,706)	—	(10,706)
Gain on cash flow hedge, net of tax	—	—	—	—	5,895	5,895
Amount reclassified into earnings, net tax	—	—	—	—	(4,537)	(4,537)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,139	12	627	—	—	639
Issuance of common stock pursuant to employee stock purchase plan	877	9	539	—	—	548
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	189	2	(42)	—	—	(40)
Share-based compensation expense	—	—	8,515	—	—	8,515
BALANCES-March 31, 2023	166,657	$1,667	$564,484	$(187,806)	$13,074	$391,419
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,108)	$(10,706)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	18,591	21,087
Loss on disposal of property, equipment, and software	13	390
Share-based compensation expense	10,512	8,525
Deferred income taxes	(2,151)	(1,416)
Amortization of debt issuance costs and debt discount	4,863	6,250
Write-off of debt issuance costs	293	710
Accrued interest payable in kind	14,323	8,450
Non-cash lease expense	1,945	3,115
Changes in operating assets and liabilities:
Accounts receivable, net	(98,519)	(62,738)
Commissions receivable	7,375	17,092
Other assets	(2,620)	3,166
Accounts payable and accrued expenses	36,073	6,440
Operating lease liabilities	(3,802)	(4,331)
Other liabilities	11,453	(8,869)
Net cash used in operating activities	(4,759)	(12,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,114)	(1,056)
Proceeds from sales of property and equipment	253	—
Purchases of software and capitalized software development costs	(6,065)	(5,804)
Net cash used in investing activities	(8,926)	(6,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loans	(30,412)	(17,833)
Payments on other debt	(112)	(123)
Proceeds from common stock options exercised and employee stock purchase plan	8	1,187
Payments of tax withholdings related to net share settlement of equity awards	(374)	(40)
Payments of debt issuance costs	(773)	(10,110)
Payment of acquisition holdback	—	(2,335)
Net cash used in financing activities	(31,663)	(29,254)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,348)	(48,949)
CASH AND CASH EQUIVALENTS—Beginning of period	83,156	140,997
CASH AND CASH EQUIVALENTS—End of period	$37,808	$92,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(50,023)	$(43,309)
Income taxes paid	(185)	(15)
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

Recent Accounting Pronouncements Adopted—The Company did not adopt any new accounting pronouncements during the nine months ended March 31, 2024.

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

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, Inc., which is included in SelectRx, a closed-door, long term care pharmacy provider, for an aggregate purchase price of up to $24.0 million, as set forth in the Stock Purchase Agreement dated April 30, 2021. The aggregate purchase price of up to $24.0 million is comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The earnout of up to $4.0 million is comprised of two separate provisions. During the year ended June 30, 2023, the Company paid the first and second earnout provisions of $3.0 million and $1.0 million, respectively, as well as the remaining holdback, net of adjustments, of $2.4 million. At the date of acquisition, the fair value of net tangible assets acquired, excluding property and equipment, approximated their carrying value. The property and equipment was valued primarily using the cost and sales comparison approach to value. For the proprietary software acquired, the replacement cost method under the cost approach was used, estimating the cost to rebuild the software. The non-compete agreement was valued using the income approach, and the customer relationships were valued using the multiple period excess earnings method. As such, all aforementioned intangible assets were valued using Level 3 inputs. Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $16.3 million is deductible for tax purposes after adding back acquisition costs and settling the remaining holdback. The Company is amortizing the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from one to five years.

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

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	March 31, 2024	June 30, 2023
Computer hardware	$20,012	$20,970
Machinery and equipment(1)	15,700	14,825
Leasehold improvements	19,033	20,422
Furniture and fixtures	4,669	4,591
Work in progress	3,310	338
Total	62,724	61,146
Less accumulated depreciation	(40,188)	(33,694)
Property and equipment—net	$22,536	$27,452
(1) Includes financing lease right-of-use assets.

Work in progress as of March 31, 2024, primarily represents equipment utilized in SelectRx operations, computer equipment held for sale and leasehold improvements not yet put into service and not yet being depreciated. Work in progress as of June 30, 2023, primarily represents leasehold improvements and computer equipment not yet put into service and not yet being depreciated. Depreciation expense for the three months ended March 31, 2024 and 2023, was $3.3 million and $3.7 million, respectively, and $9.4 million and $10.9 million for the nine months ended March 31, 2024 and 2023, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	March 31, 2024	June 30, 2023
Software	$38,601	$35,945
Work in progress	95	143
Total	38,696	36,088
Less accumulated amortization	(24,744)	(21,348)
Software—net	$13,952	$14,740

Work in progress as of March 31, 2024 and June 30, 2023, represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended March 31, 2024 and 2023, the Company capitalized internal-use software and website development costs of $2.2 million and $1.8 million, respectively, and recorded amortization expense of $2.6 million and $2.0 million, respectively. For the nine months ended March 31, 2024 and 2023, the Company capitalized internal-use software and website development costs of $6.1 million and $5.7 million, respectively, and recorded amortization expense of $6.9 million and $5.9 million, respectively.

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, and net carrying value of our definite-lived intangible assets are presented in the table below (dollars in thousands):

	March 31, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(10,356)	$7,136	$17,492	$—	$(8,617)	$8,875
Trade name	2,680	(2,100)	580	2,680	—	(1,697)	983
Proprietary software	1,042	(875)	167	1,042	—	(758)	284
Non-compete agreements	100	(57)	43	1,292	(533)	(701)	58
Vendor relationships	—	—	—	20,400	(15,111)	(5,289)	—
Total intangible assets	$21,314	$(13,388)	$7,926	$42,906	$(15,644)	$(17,062)	$10,200
(1) During the year ended June 30, 2023, the Company recorded impairment charges for its long-lived intangible assets recognized as part of the acquisition of a lead distribution company. Refer to the consolidated financial statements in our Annual Report on Form 10-K for additional details.

The Company's intangible assets include those long-lived intangible assets which were recognized at their estimated acquisition date fair values. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and nine months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, amortization expense related to intangible assets totaled $0.8 million and $1.4 million, respectively, and $2.3 million and $4.2 million for the nine months ended March 31, 2024 and 2023, respectively, recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 2.9 and 3.6 years as of March 31, 2024 and June 30, 2023, respectively.

As of March 31, 2024, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-Compete Agreements	Customer relationships	Total
Remainder fiscal 2024	$133	$39	$5	$580	$757
2025	447	128	20	2,316	2,911
2026	—	—	18	2,313	2,331
2027	—	—	—	1,927	1,927
Total	$580	$167	$43	$7,136	$7,926

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the condensed consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of March 31, 2024, the Company’s goodwill balance of $29.1 million was related to the acquisitions of Express Meds and Simple Meds and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and nine months ended March 31, 2024 and 2023, there were no indicators of impairment.

6.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, California; Centennial, Colorado; Overland Park, Kansas; Oakland, California; Indianapolis, Indiana; and Monaca, Pennsylvania. SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise. The Company's operating leases have remaining lease terms from less than one year up to twelve years.

During the nine months ended March 31, 2024, the Company entered into a lease amendment for the Overland Park, Kansas office which extended the lease term for a portion of its office facilities resulting in additional right-of-use assets obtained in exchange for new lease liabilities of $0.6 million. In addition, as part of the amendment, the Company leased additional office facilities with an expected commencement date on or before June 1, 2024, which will result in additional right-of-use assets in exchange for new lease liabilities of $4.5 million, and executed the early termination option for a portion of its office facilities effective on the commencement date of the additional office space, resulting in remeasurement of the operating lease liability and accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

During the nine months ended March 31, 2023, operating leases commenced in San Diego, California and Indianapolis, Indiana, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.6 million. In addition, the Company exercised an early termination option for a portion of its office facilities in Overland Park, Kansas effective July 31, 2023, which resulted in an early termination penalty of $0.9 million, which was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Finance lease costs(1)	$41	$43	$125	$129
Operating lease costs(2)	1,271	1,953	4,371	5,998
Short-term lease costs	61	74	183	137
Variable lease costs(3)	203	(6)	498	404
Sublease income	(574)	(671)	(1,721)	(1,756)
Total net lease costs	$1,002	$1,393	$3,456	$4,912
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

Maturities of Lease Liabilities—As of March 31, 2024, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2024	$1,915	$42	$1,957
2025	7,257	140	7,397
2026	6,708	38	6,746
2027	5,389	32	5,421
2028	4,832	—	4,832
Thereafter	11,025	—	11,025
Total undiscounted lease payments	37,126	252	37,378
Less: interest	10,137	19	10,156
Present value of lease liabilities	$26,989	$233	$27,222

The Company executed noncancelable subleases for portions of its office facilities in Overland Park, Kansas and Centennial, Colorado, which commenced during the fiscal years ended June 30, 2023 and 2022, and run through July 31, 2029 and November 30, 2026, respectively. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive income (loss). The Company may consider entering into additional sublease arrangements in the future.

Sublease Income—As of March 31, 2024, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2024	$632
2025	2,548
2026	2,587
2027	2,180
2028	1,931
Thereafter	2,092
Total sublease income	$11,970

7.DEBT

Debt consisted of the following:

(in thousands)	March 31, 2024	June 30, 2023
Term Loans (effective interest rate 14.8%)	$691,420	$707,509
Unamortized debt issuance costs and debt discount	(5,372)	(9,001)
Total debt	686,048	698,508
Less current portion of long-term debt:	(37,717)	(33,883)
Long-term debt	$648,331	$664,625

Senior Secured Credit Facility— On November 5, 2019, the Company entered into a $425.0 million credit agreement with UMB Bank N.A. (“UMB”) as a lender and revolving agent and Morgan Stanley Capital Administrators, Inc. as a lender and the administrative agent for a syndicate of lenders party to the agreement (replaced by Wilmington Trust as administrative agent effective February 24, 2022). On February 24, 2021, November 2, 2021, December 23, 2021, August 26, 2022, May 5, 2023, September 11, 2023, November 1, 2023, and February 7, 2024, the Company entered into amendments to the credit agreement (individually, the “First

Amendment”, “Second Amendment”, “Third Amendment”, “Fourth Amendment”, “Fifth Amendment”, “Sixth Amendment”, “Seventh Amendment”, and “Eighth Amendment”, together with the original credit agreement and any subsequent amendments, the “Senior Secured Credit Facility”) with certain of its existing lenders and new lenders. The First Amendment provided for an additional $231.0 million in term loans (together with the initial $425.0 million, the “Term Loans”) and added a $145.0 million senior secured delayed draw term loan facility (the "DDTL Facility"). The Second Amendment provided for additional commitments of $25.0 million, in addition to the initial $75.0 million, for the secured revolving loan facility (the “Revolving Credit Facility”) and an additional $200.0 million under the DDTL Facility. The Third Amendment provided for additional commitments of $35.0 million under the Revolving Credit Facility. The Fourth Amendment (1) amended the Company’s existing financial covenant to better align with its business plan and added an additional minimum liquidity covenant, (2) terminated certain DDTL commitments and reduced the Revolving Credit Facility from $135.0 million to $100.0 million, (3) introduced a minimum asset coverage ratio for any borrowing on the Revolving Credit Facility that would result in a total revolving exposure of more than $50.0 million, and (4) provided certain lenders with the right to appoint a representative to observe meetings of the Company’s board of directors and certain of its committees. In addition, the Fourth Amendment provided for the Company to pay a revolving credit termination fee of $0.5 million for the ratable account of each revolving lender upon the termination of all revolving loan commitments. Note that pursuant to the Fourth Amendment, upon termination of the outstanding DDTL commitments, when referring to Term Loans, it will now include the outstanding balance of the previously defined Term Loans and also the outstanding balance of the DDTL, and “DDTL” will no longer be referenced. The Fifth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of March 31, 2024, and the Sixth Amendment decreased the minimum asset coverage ratio required to be maintained by the Company as of June 30, 2024. The Seventh Amendment amended the Senior Secured Credit Facility to decrease the minimum asset coverage ratio and minimum liquidity covenant required to be maintained by the Company as of September 30, 2024, and December 31, 2023, respectively. The Eighth Amendment (1) established a new $692.0 million class of extended term loans and extended the maturity date applicable thereto to February 15, 2025, (2) reduced the aggregate revolving credit commitment amounts to an aggregate amount of $73.6 million, further reducing to $73.0 million, $72.4 million, and $71.7 million as of March 31, 2024, June 30, 2024, and September 30, 2024, respectively; and terminated an aggregate amount of $25.8 million of the non-extended revolving credit commitments, (3) created a class of non-extended term loans of $9.4 million having a maturity date of November 5, 2024, for certain Term Loan lenders that elected not to extend the maturity date applicable to those loans, (4) established a minimum asset coverage ratio covenant as of December 31, 2024, and (5) revised the minimum liquidity covenants based on the reduced revolving credit commitments. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders. After giving effect to the amendments, in aggregate, the Senior Secured Credit Facility provides for (1) an aggregate principal amount of up to $73.0 million under the Revolving Credit Facility, of which all was available to borrow as of March 31, 2024 and (2) Term Loans outstanding in an aggregate principal amount of $691.4 million as of March 31, 2024.

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

The Term Loans are mandatorily repayable in equal quarterly installments in an aggregate annual amount equal to 2.5% of the outstanding principal amount of the Term Loans as of the Fourth Amendment effective date, which increased to 4.75% on July 1, 2023, with the remaining balance payable on the maturity date. As of March 31, 2024, the Company has made principal payments of $235.9 million on the Term Loans.

The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. As of March 31, 2024, the Company was in compliance with all of the required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Company has incurred a total of $40.9 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $33.8 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $1.5 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, and $4.9 million and $6.3 million for the nine months ended March 31, 2024 and 2023, respectively, which was included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income (loss).

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed to 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of March 31, 2024, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of March 31, 2024, the Amended Interest Rate Swap had a fair value of $8.3 million and was recorded in other current assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that through the maturity date of November 5, 2024, $8.1 million will be reclassified into interest expense.

On May 8, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Ninth Amendment to the Senior Secured Credit Facility (the “Ninth Amendment”). Pursuant to the Ninth Amendment, the maturity date was extended to May 15, 2025, on the $683.8 million class of extended term loans, a minimum asset coverage ratio covenant as of March 31, 2025, was added, and minimum liquidity covenants as of February 28, 2025, March 31, 2025, and April 30, 2025, were added. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs’ deadline for filing a second amended complaint is May 31, 2024.

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

The Company currently believes that these matters will not have a material adverse effect on its operations, financial condition or liquidity; however, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to these matters is probable and, therefore, has not accrued a liability related to these matters

9.SHAREHOLDERS' EQUITY

Common Stock—As of March 31, 2024, the Company has reserved the following authorized, but unissued, shares of common stock:

Employee Stock Purchase Plan	159
Stock awards outstanding under 2020 Plan	18,457,999
Stock awards available for grant under 2020 Plan	2,849,703
Options outstanding under 2003 Plan	523,356
Total	21,831,217

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

The number of shares of common stock available for issuance as of March 31, 2024, pursuant to future awards under the Company's 2020 Stock Plan is 2,849,703. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year, beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general, and administrative expense in the condensed consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Share-based compensation related to:
Equity classified stock options	$673	$799	$2,109	$2,495
Equity classified RSU's	1,992	1,563	5,850	4,490
Equity classified PSU's	—	77	33	29
Equity classified PVU's	850	486	2,520	1,384
Total	$3,515	$2,925	$10,512	$8,398

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

During the nine months ended March 31, 2024 and 2023, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the nine months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2023	3,847,339	$11.56
Options granted	—	—
Options exercised	(16,000)	0.53
Options forfeited/expired/cancelled	(64,358)	7.38
Outstanding—March 31, 2024	3,766,981	$11.68	6.70	$178
Vested and exercisable—March 31, 2024	2,505,019	$11.77	6.35	$178

As of March 31, 2024, there was $2.7 million in unrecognized compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1.34 years.

The Company received less than $0.1 million of cash in connection with stock options exercised in each of the three months ended March 31, 2024 and 2023, and less than $0.1 million and $0.6 million in connection with stock options exercised during the nine months ended March 31, 2024 and 2023, respectively.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,911,613	$2.57
Granted	6,578,688	1.49
Vested	(2,468,847)	2.08
Forfeited	(217,727)	2.12
Unvested as of March 31, 2024	8,803,727	$1.91

As of March 31, 2024, there was $11.9 million of unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.87 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2024:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	13,365	$17.96
Granted	—	—
Vested	(14,477)	17.95
Forfeited	—	—
Performance adjustment(1)	1,112	—
Unvested as of March 31, 2024	—	$—
(1) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

If certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The number of shares that could be earned for the fiscal year 2022 tranche is estimated to be at 0% of the target as of March 31, 2024. As such, as of March 31, 2024, there was no unrecognized compensation cost related to unvested performance stock units granted.

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

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the nine months ended March 31, 2024:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	559,202	$1.85	$2.50	August 1, 2023 - August 1, 2028	1 year - 3 years
Tranche 2	559,175	$1.69	$5.00	August 1, 2023 - August 1, 2028	1.41 years - 3 years
Tranche 3	559,213	$1.55	$7.50	August 1, 2023 - August 1, 2028	1.96 years - 3 years
Tranche 4	559,185	$1.45	$10.00	August 1, 2023 - August 1, 2028	2.27 years - 3 years
Tranche 5	8,439	$0.98	$2.50	February 1, 2024 - February 1, 2029	1.29 years - 3 years
Tranche 6	8,437	$0.84	$5.00	February 1, 2024 - February 1, 2029	2.20 years - 3 years
Tranche 7	8,441	$0.75	$7.50	February 1, 2024 - February 1, 2029	2.64 years - 3 years
Tranche 8	8,438	$0.67	$10.00	February 1, 2024 - February 1, 2029	2.90 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the nine months ended March 31, 2023:

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

The Company used the following weighted-average assumptions for the PVU’s granted as of the date below:

	Shares Granted February 1, 2024	Shares Granted August 1, 2023	Shares Granted August 1, 2022
Share price as of grant date	$1.11	$1.38	$1.80
Volatility	90.8%	94.3%	79.3%
Risk-free interest rate	3.7%	4.1%	2.6%
Cost of Equity	11.6%	9.2%	10.6%
Dividend yield	—%	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2024:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,044,180	$1.22
Granted	2,270,530	1.62
Vested	—	—
Forfeited	(70,802)	1.36
Unvested as of March 31, 2024	6,243,908	$1.37

As of March 31, 2024, there was $4.1 million of unrecognized compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.45 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of March 31, 2024, there are 159 shares reserved for future issuance under the plan. During the nine months ended March 31, 2023, the Company issued 876,933 shares to its employees and recorded share-based compensation expense related to the ESPP of less than $0.1 million for the three months ended March 31, 2023 and $0.1 million for the nine months ended March 31, 2023. The Company received cash of less than $0.1 million in connection with ESPP purchases during the three months ended March 31, 2023, and $0.6 million in connection with ESPP purchases during the nine months ended March 31, 2023.

10.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Senior:
Commission revenue:
Medicare advantage	$184,740	$156,014	$477,081	$412,850
Medicare supplement	1,027	417	2,965	1,588
Prescription drug plan	324	203	697	481
Dental, vision, and health	845	1,185	2,599	3,203
Other commission revenue	588	726	1,361	2,162
Total commission revenue	187,524	158,545	484,703	420,284
Total other revenue	16,735	26,655	57,002	66,257
Total Senior revenue	204,259	185,200	541,705	486,541
Healthcare Services:
Total pharmacy revenue	120,282	66,948	323,865	159,641
Total other revenue	3,925	3,777	9,419	9,629
Total Healthcare Services revenue	124,207	70,725	333,284	169,270
Life:
Commission revenue:
Term	17,789	17,678	55,016	49,371
Final expense	17,537	13,804	46,139	44,357
Total commission revenue	35,326	31,482	101,155	93,728
Total other revenue	5,360	5,468	14,700	14,052
Total Life revenue	40,686	36,950	115,855	107,780
Auto & Home:
Total commission revenue	8,746	7,895	27,836	21,940
Total other revenue	388	343	813	1,188
Total Auto & Home revenue	9,134	8,238	28,649	23,128
Eliminations:
Total commission revenue	(833)	(664)	(1,950)	(2,325)
Total other revenue	(1,053)	(1,051)	(2,976)	(3,324)
Total Elimination revenue	(1,886)	(1,715)	(4,926)	(5,649)
Total commission revenue	230,763	197,258	611,744	533,627
Total pharmacy revenue	120,282	66,948	323,865	159,641
Total other revenue	25,355	35,192	78,958	87,802
Total revenue	$376,400	$299,398	$1,014,567	$781,070

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$840,498
Commission revenue from revenue recognized	218,136
Net commission revenue adjustment from change in estimate	1,667
Amounts recognized as accounts receivable, net	(227,178)
Balance as of March 31, 2024	$833,123

For the nine months ended March 31, 2024, the $1.7 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a negative adjustment of $1.8 million for Senior, a positive adjustment of $3.4 million for Auto & Home, and a positive adjustment of $0.1 million for Life.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received as of March 31, 2024, for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$1,691
Commission revenue recognized	(27,241)
Other revenue recognized	(515)
Amounts recognized as contract liabilities	29,720
Balance as of March 31, 2024	$3,655

11.INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company recognized income tax expense of $0.2 million and $3.2 million, respectively, representing effective tax rates of 1.9% and 25.4%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

For the nine months ended March 31, 2024 and 2023, the Company recognized income tax benefits of $1.1 million and $1.1 million, respectively, representing effective tax rates of 26.9% and 8.9%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

As of March 31, 2024, the Company has a valuation allowance of $3.6 million for deferred tax assets related to certain federal and state specific net operating losses and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its deferred tax assets as of March 31, 2024, as it believes it is more likely than not that the net deferred tax assets will be realized, outside of the deferred tax asset related to certain federal and state credits noted above where a valuation allowance has been established.

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

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$8,551	$9,264	$(3,108)	$(10,706)
Denominator:
Weighted-average common stock outstanding	169,070	166,543	168,291	165,951
Net income (loss) per share—basic:	$0.05	$0.06	$(0.02)	$(0.06)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$8,551	$9,264	$(3,108)	$(10,706)
Denominator:
Weighted-average common stock outstanding	169,070	166,543	168,291	165,951
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	1,886	1,362	—	—
Total common and common equivalent shares outstanding	170,956	167,905	168,291	165,951
Net income (loss) per share—diluted:	$0.05	$0.06	$(0.02)	$(0.06)

(1) Excluded from the computation of net income (loss) per share-diluted for the nine months ended March 31, 2024 and 2023, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because including them would have been anti-dilutive are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	6,483	4,181	12,145	8,338

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Shares subject to outstanding PVU’s	6,244	4,100	6,268	4,158
Shares subject to outstanding PSU's	—	10	—	7
Total	6,244	4,110	6,268	4,165

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

The following table presents information about the reportable segments for the three months ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$204,259	$124,207	$40,686	$9,134	$(1,886)	(1)	$376,400
Operating expenses	(142,765)	(122,598)	(37,548)	(5,524)	(21,355)	(2)	(329,790)
Other income (expense), net	—	—	—	(1)	(11)		(12)
Adjusted EBITDA	$61,494	$1,609	$3,138	$3,609	$(23,252)		46,598
Share-based compensation expense							(3,515)
Transaction costs(3)							(3,325)
Depreciation and amortization							(6,704)
Loss on disposal of property, equipment, and software							(4)
Interest expense, net							(24,330)
Income tax expense							(169)
Net income							$8,551
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments, including for lead generation referrals from InsideResponse (within Senior) and referrals between the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $16.2 million in salaries and benefits for certain general, administrative, and IT related departments and $3.9 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs and non-restructuring severance expenses.

The following table presents information about the reportable segments for the three months ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$185,200	$70,725	$36,950	$8,238	$(1,715)	(1)	$299,398
Operating expenses	(126,034)	(74,091)	(31,446)	(5,648)	(17,947)	(2)	(255,166)
Other income (expense), net	—	—	(201)	1	(6)		(206)
Adjusted EBITDA	$59,166	$(3,366)	$5,303	$2,591	$(19,668)		44,026
Share-based compensation expense							(2,959)
Transaction costs (3)							(433)
Depreciation and amortization							(7,098)
Loss on disposal of property, equipment, and software							(15)
Interest expense, net							(21,105)
Income tax expense							(3,152)
Net income							$9,264
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
(3) These expenses consist of costs related to the Senior Secured Credit Facility and non-restructuring severance expenses.

The following table presents information about the reportable segments for the nine months ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$541,705	$333,284	$115,855	$28,649	$(4,926)	(1)	$1,014,567
Operating expenses	(402,834)	(326,373)	(102,910)	(16,994)	(62,770)	(2)	(911,881)
Other income (expense), net	—	—	—	(1)	(50)		(51)
Adjusted EBITDA	$138,871	$6,911	$12,945	$11,654	$(67,746)		102,635
Share-based compensation expense							(10,512)
Transaction costs(3)							(7,629)
Depreciation and amortization							(18,591)
Loss on disposal of property, equipment, and software							(13)
Interest expense, net							(70,141)
Income tax benefit							1,143
Net loss							$(3,108)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $46.7 million in salaries and benefits for certain general, administrative, and IT related departments and $12.0 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs and non-restructuring severance expenses.

The following table presents information about the reportable segments for the nine months ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$486,541	$169,270	$107,780	$23,128	$(5,649)	(1)	$781,070
Operating expenses	(347,608)	(193,726)	(91,409)	(15,812)	(52,270)	(2)	(700,825)
Other income (expense), net	—	—	—	(1)	(117)		(118)
Adjusted EBITDA	$138,933	$(24,456)	$16,371	$7,315	$(58,036)		80,127
Share-based compensation expense							(8,525)
Transaction costs (3)							(3,003)
Depreciation and amortization							(21,087)
Loss on disposal of property, equipment, and software							(386)
Interest expense, net							(58,885)
Income tax benefit							1,053
Net loss							$(10,706)
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended March 31, 2024, three customers accounted for 27% (UHC), 20% (Aetna), and 18% (Humana) of total revenue. For the three months ended March 31, 2023, three customers accounted for 31% (UHC), 24% (Humana), and 8% (Wellcare) of total revenue. For the nine months ended March 31, 2024, three customers accounted for 30% (UHC), 18% (Humana), and 15% (Aetna) of total revenue. For the nine months ended March 31, 2023, three customers accounted for 31% (UHC), 21% (Humana), and 10% (Wellcare) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business, and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our Annual Report and in Part II, Item 1A hereof.

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

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UnitedHealthcare, (“UHC”), Humana, and Wellcare. MA and MS plans accounted for 92% and 90% of our approved Senior policies for the three months ended March 31, 2024 and 2023, respectively, and 92% and 90% for the nine months ended March 31, 2024, and 2023, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.2 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 41% and 48% of new premium within Life for the three months ended March 31, 2024 and 2023, respectively, with final expense policies accounting for 59% and 52% for the three months ended March 31, 2024 and 2023, respectively. For the nine months ended March 31, 2024 and 2023, term life policies accounted for 45% and 45% of new premium within Life, respectively, with final expense policies accounting for 55% and 55%, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally-recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 71% and 73% of new premium within Auto & Home for the three months ended March 31, 2024 and 2023, respectively, and 75% and 74% for the nine months ended March 31, 2024 and 2023, respectively, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Medicare Advantage	226,692	196,372	602,936	538,247
Medicare Supplement	650	675	2,334	2,905
Dental, Vision, and Hearing	16,588	21,175	48,892	59,513
Prescription Drug Plan	665	416	2,696	2,082
Other	774	1,864	3,724	5,402
Total	245,369	220,502	660,582	608,149

Total submitted policies for all products increased 11% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This was driven by increases in overall close rates (18%), the number of average productive agents (7%), and productivity per agent (13%).

Total submitted policies for all products increased 9% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. This was driven by increases in overall close rates (12%), the number of average productive agents (9%), and productivity per agent (7%).

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Medicare Advantage	185,716	165,530	517,973	467,540
Medicare Supplement	445	557	1,578	2,184
Dental, Vision and Hearing	14,042	16,968	41,474	47,940
Prescription Drug Plan	1,114	521	2,684	1,794
Other	789	1,029	2,834	3,932
Total	202,106	184,605	566,543	523,390

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products increased 9% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, primarily due to carrier mix, we experienced a 2% decrease in the submitted-to-approved conversion rates for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Total approved policies for all products increased 8% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, primarily due to carrier mix, we experienced a slight decrease in the submitted-to-approved conversion rates for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Medicare Advantage	$995	$965	$923	$888
Medicare Supplement	1,271	871	1,108	994
Dental, Vision and Hearing	101	91	100	95
Prescription Drug Plan	237	194	237	211
Other	36	123	(3)	100

The LTV per MA approved policy increased 3% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to carrier mix.

The LTV per MA approved policy increased 4% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, primarily due to carrier mix.

Healthcare Services

Total Members

The total number of SelectRx members represents the amount of active customers to which an order has been shipped, as this is a primary key driver of revenue for Healthcare Services.

The following table shows the total number of SelectRx members as of the date presented:

	March 31, 2024	March 31, 2023
Total SelectRx Members	75,074	44,993

The total number of SelectRx members increased 67% as of March 31, 2024, compared to March 31, 2023, due to our operating strategy to grow SelectRx.

Prescriptions Per Day

Prescriptions per day represents the total average prescriptions shipped per business day, as this is a primary key driver of revenue for Healthcare Services.

The following table shows the prescriptions shipped per day for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Prescriptions Per Day	20,216	11,737	17,582	9,753

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

	Twelve Months Ended March 31,
(dollars per approved policy):	2024	2023
Medicare Advantage and Medicare Supplement approved policies	630,013	586,238
Medicare Advantage and Medicare Supplement commission per MA/MS policy	$907	$886
Other commission per MA/MS policy	10	15
Pharmacy revenue per MA/MS policy	641	320
Other revenue per MA/MS policy	126	66
Total revenue per MA/MS policy	1,684	1,287
Total operating expenses per MA/MS policy	(1,425)	(1,167)
Adjusted EBITDA per MA/MS policy (1)	$259	$120
Adjusted EBITDA Margin per MA/MS policy (1)	15%	9%
Revenue/CAC multiple	4.2X	3.5X
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

Total revenue per MA/MS policy increased 31% for the twelve months ended March 31, 2024, compared to the twelve months ended March 31, 2023, primarily due to the increase in pharmacy revenue. Total operating expenses per MA/MS policy increased 22% for the twelve months ended March 31, 2024, compared to the twelve months ended March 31, 2023, primarily driven by increase in cost of goods sold-pharmacy revenue for SelectRx due to the growth of the business.

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2024	2023	2024	2023
Term Premiums	$16,788	$17,512	$52,376	$48,433
Final Expense Premiums	23,724	19,308	62,811	58,766
Total	$40,512	$36,820	$115,187	$107,199

Total term premiums decreased 4% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to an 11% decrease in the number of policies sold offset by an 8% increase in the average premium per policy sold. Final expense premiums increased 23% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a 4% increase in the average premium per policy sold and a 18% increase in the number of policies sold.

Total term premiums increased 8% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, due to a 5% increase in the average premium per policy sold and a 3% increase in the number of policies sold. Final expense premiums increased 7% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023 due to a 4% increase in the average premium per policy sold and a 3% increase in the number of policies sold.

Auto & Home

Auto & Home premium represents the total premium value of all new policies that were approved by our insurance carrier partners during the indicated period. Because our commissions are earned based on a percentage of total premium, total premium volume for a given period is the key driver of revenue for Auto & Home.

The following table shows premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2024	2023	2024	2023
Premiums	$14,180	$12,828	$42,746	$36,456

Total premiums increased 11% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to a 18% increase in the average premium per policy sold offset by a 6% decrease in the number of policies sold.

Total premiums increased 17% for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, due to a 15% increase in the average premium per policy sold and a 2% increase in the number of policies sold.

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

The following tables reconcile Adjusted EBITDA and net income (loss) for the periods presented:

Three Months Ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$8,551
Share-based compensation expense						3,515
Transaction costs (1)						3,325
Depreciation and amortization						6,704
Loss on disposal of property, equipment, and software						4
Interest expense, net						24,330
Income tax expense						169
Adjusted EBITDA	$61,494	$1,609	$3,138	$3,609	$(23,252)	$46,598
(1) These expenses primarily consist of financing transaction costs and non-restructuring severance expenses.

Three Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net income						$9,264
Share-based compensation expense						2,959
Non-recurring expenses (1)						433
Depreciation and amortization						7,098
Loss on disposal of property, equipment, and software						15
Interest expense, net						21,105
Income tax expense						3,152
Adjusted EBITDA	$59,166	$(3,366)	$5,303	$2,591	$(19,668)	$44,026
(1) These expenses primarily consist of costs related to the Senior Secured Credit Facility and non-restructuring severance expenses.

Nine Months Ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(3,108)
Share-based compensation expense						10,512
Transaction costs (1)						7,629
Depreciation and amortization						18,591
Loss on disposal of property, equipment, and software						13
Interest expense, net						70,141
Income tax benefit						(1,143)
Adjusted EBITDA	$138,871	$6,911	$12,945	$11,654	$(67,746)	$102,635
(1)These expenses primarily consist of financing transaction costs and non-restructuring severance expenses.

Nine Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims	Consolidated
Net loss						$(10,706)
Share-based compensation expense						8,525
Transaction costs (1)						3,003
Depreciation and amortization						21,087
Loss on disposal of property, equipment, and software						386
Interest expense, net						58,885
Income tax benefit						(1,053)
Adjusted EBITDA	$138,933	$(24,456)	$16,371	$7,315	$(58,036)	$80,127
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility and non-restructuring severance expenses.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2024		2023		2024		2023
Revenue
Commission	$230,763	61%	$197,258	66%	$611,744	60%	$533,627	68%
Pharmacy	120,282	32%	66,948	22%	323,865	32%	159,641	20%
Other	25,355	7%	35,192	12%	78,958	8%	87,802	12%
Total revenue	376,400	100%	299,398	100%	1,014,567	100%	781,070	100%
Operating costs and expenses
Cost of revenue	84,315	22%	79,186	26%	254,250	25%	235,827	30%
Cost of goods sold—pharmacy revenue	106,172	28%	62,302	21%	284,360	28%	154,753	20%
Marketing and advertising	109,276	30%	90,205	31%	288,676	29%	237,724	31%
Selling, general, and administrative	34,971	9%	27,544	9%	97,049	10%	86,662	11%
Technical development	8,604	2%	6,434	2%	24,291	2%	18,860	2%
Total operating costs and expenses	343,338	91%	265,671	89%	948,626	94%	733,826	94%
Income from operations	33,062	9%	33,727	11%	65,941	6%	47,244	6%
Interest expense, net	(24,330)	(7)%	(21,105)	(7)%	(70,141)	(6)%	(58,885)	(7)%
Other income (expense), net	(12)	—%	(206)	—%	(51)	—%	(118)	—%
Income (loss) before income tax expense (benefit)	8,720	2%	12,416	4%	(4,251)	—%	(11,759)	(1)%
Income tax expense (benefit)	169	—%	3,152	1%	(1,143)	—%	(1,053)	—%
Net income (loss)	$8,551	2%	$9,264	3%	$(3,108)	—%	$(10,706)	(1)%

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Commission	$230,763	$197,258	17%	$611,744	$533,627	15%
Pharmacy	120,282	66,948	80%	323,865	159,641	103%
Other	25,355	35,192	(28)%	78,958	87,802	(10)%
Total revenue	$376,400	$299,398	26%	$1,014,567	$781,070	30%

Three Months Ended March 31, 2024 and 2023–Commission revenue increased $33.5 million, or 17%, for the three months ended March 31, 2024, and included increases in Senior, Life, and Auto & Home commission revenue of $29.0 million, $3.8 million, and $0.9 million respectively. For Senior, this was driven by a 9% increase in approved policies and a 5% increase in LTV’s. Life’s revenue increase was driven by a $0.1 million increase in term revenue and a $3.7 million increase in final expense revenue. The $53.3 million increase in pharmacy revenue was due to the increase in members due to the expansion of the SelectRx business. The $9.8 million decrease in other revenue was driven by a $9.0 million decrease in production bonus revenue.

Nine Months Ended March 31, 2024 and 2023–Commission revenue increased $78.1 million, or 15%, for the nine months ended March 31, 2024, and included increases in Senior, Life, and Auto & Home commission revenue of $64.4 million, $7.4 million, and $5.9 million respectively. For Senior, this was driven by an 8% increase in approved policies and a 6% increase in LTV’s. Life’s revenue increase was driven by a $5.6 million increase in term revenue and a $1.8 million increase in final expense revenue. The $164.2 million increase in pharmacy revenue was due to the increase in members due to the expansion of the SelectRx business. The $8.8 million decrease in other revenue was driven by a $6.5 million decrease in production bonus revenue and a $2.0 million decrease in lead sales revenue.

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

The following table presents our cost of revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Cost of revenue	$84,315	$79,186	6%	$254,250	$235,827	8%

Three Months Ended March 31, 2024 and 2023–Cost of revenue increased $5.1 million, or 6%, for the three months ended March 31, 2024, primarily due to a $5.0 million increase in compensation costs mostly from our Senior segment.

Nine Months Ended March 31, 2024 and 2023–Cost of revenue increased $18.4 million, or 8%, for the nine months ended March 31, 2024, primarily due to a $18.0 million increase in compensation costs mostly from our Senior segment.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Cost of goods sold—pharmacy revenue	$106,172	$62,302	70%	$284,360	$154,753	84%

Three Months Ended March 31, 2024 and 2023–Cost of goods sold-pharmacy revenue increased $43.9 million, or 70%, for the three months ended March 31, 2024, primarily due to a $37.0 million increase in medication costs as the number of SelectRx members increased 67% over the prior year.

Nine Months Ended March 31, 2024 and 2023–Cost of goods sold-pharmacy revenue increased $129.6 million, or 84%, for the nine months ended March 31, 2024, primarily due to an $117.7 million increase in medication costs as the number of SelectRx members increased 67% over the prior year.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Marketing and advertising	$109,276	$90,205	21%	$288,676	$237,724	21%

Three Months Ended March 31, 2024 and 2023–Marketing and advertising expenses increased $19.1 million, or 21%, for the three months ended March 31, 2024, primarily due to a $17.2 million increase in lead costs. This increase can be attributed to the increase in MA submitted policies and an increase in customer acquisition costs on a per policy basis.

Nine Months Ended March 31, 2024 and 2023–Marketing and advertising expenses increased $51.0 million, or 21%, for the nine months ended March 31, 2024, primarily due to a $45.6 million increase in lead costs. This increase can be attributed to the increase in MA submitted policies and an increase in customer acquisition costs on a per policy basis.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Selling, general, and administrative	$34,971	$27,544	27%	$97,049	$86,662	12%

Three Months Ended March 31, 2024 and 2023–Selling, general, and administrative expenses increased $7.4 million, or 27%, for the three months ended March 31, 2024, primarily due to increases in compensation costs of $5.0 million and corporate development costs of $2.7 million.

Nine Months Ended March 31, 2024 and 2023–Selling, general, and administrative expenses increased $10.4 million, or 12%, for the nine months ended March 31, 2024, primarily due to an increase in compensation costs of $8.1 million.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Technical development	$8,604	$6,434	34%	$24,291	$18,860	29%

Three Months Ended March 31, 2024 and 2023–Technical development expenses increased $2.2 million, or 34%, for the three months ended March 31, 2024, primarily due to a $2.1 million increase in compensation costs.

Nine Months Ended March 31, 2024 and 2023–Technical development expenses increased $5.4 million, or 29%, for the nine months ended March 31, 2024, primarily due to a $5.3 million increase in compensation costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Interest expense, net	$(24,330)	$(21,105)	15%	$(70,141)	$(58,885)	19%

Three Months Ended March 31, 2024 and 2023–Interest expense increased $3.2 million, or 15%, as a result of higher interest rates during the period. The increase was partially offset by interest income received from the interest rate swap.

Nine Months Ended March 31, 2024 and 2023–Interest expense increased $11.3 million, or 19%, as a result of higher interest rates during the period. The increase was partially offset by interest income received from the interest rate swap and our money market account.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Income tax expense (benefit)	$169	$3,152	(95)%	$(1,143)	$(1,053)	9%
Effective tax rate	1.9%	25.4%		26.9%	8.9%

Three Months Ended March 31, 2024 and 2023–For the three months ended March 31, 2024 and 2023, we recognized income tax expense of $0.2 million and $3.2 million, respectively, representing effective tax rates of 1.9% and 25.4%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from our federal statutory tax rate to the effective tax rate for the three months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

Nine Months Ended March 31, 2024 and 2023–For the nine months ended March 31, 2024 and 2023, we recognized income tax benefit of $1.1 million and $1.1 million, respectively, representing effective tax rates of 26.9% and 8.9%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2023, were primarily related to state income taxes, RSU vestings, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

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

The following tables present information about the reportable segments for the periods presented:

Three Months Ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$204,259	$124,207	$40,686	$9,134	$(1,886)	(1)	$376,400
Operating expenses	(142,765)	(122,598)	(37,548)	(5,524)	(21,355)	(2)	(329,790)
Other income (expense), net	—	—	—	(1)	(11)		(12)
Adjusted EBITDA	$61,494	$1,609	$3,138	$3,609	$(23,252)		$46,598
Share-based compensation expense							(3,515)
Transaction costs(3)							(3,325)
Depreciation and amortization							(6,704)
Loss on disposal of property, equipment, and software							(4)
Interest expense, net							(24,330)
Income tax expense							(169)
Net income							$8,551
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $16.2 million in salaries and benefits for certain general, administrative, and IT related departments and $3.9 million in professional services fees.
(3) These expenses primarily consist of financing transaction costs and non-restructuring severance expenses.

Three Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$185,200	$70,725	$36,950	$8,238	$(1,715)	(1)	$299,398
Operating expenses	(126,034)	(74,091)	(31,446)	(5,648)	(17,947)	(2)	(255,166)
Other income (expense), net	—	—	(201)	1	(6)		(206)
Adjusted EBITDA	$59,166	$(3,366)	$5,303	$2,591	$(19,668)		$44,026
Share-based compensation expense							(2,959)
Transaction costs (3)							(433)
Depreciation and amortization							(7,098)
Loss on disposal of property, equipment, and software							(15)
Interest expense, net							(21,105)
Income tax expense							(3,152)
Net income							$9,264
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
(3) These expenses primarily consist of costs related to the Senior Secured Credit Facility and non-restructuring severance expenses.

Nine Months Ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$541,705	$333,284	$115,855	$28,649	$(4,926)	(1)	$1,014,567
Operating expenses	(402,834)	(326,373)	(102,910)	(16,994)	(62,770)	(2)	(911,881)
Other income (expense), net	—	—	—	(1)	(50)		(51)
Adjusted EBITDA	$138,871	$6,911	$12,945	$11,654	$(67,746)		$102,635
Share-based compensation expense							(10,512)
Transaction costs(3)							(7,629)
Depreciation and amortization							(18,591)
Loss on disposal of property, equipment, and software							(13)
Interest expense, net							(70,141)
Income tax benefit							1,143
Net loss							$(3,108)
(1) Revenue in the Corp & Elims division represents intercompany revenue eliminated between segments primarily for lead generation referrals from InsideResponse (within Senior) to the other segments.
(2) Operating expenses in the Corp & Elims division primarily include $46.7 million in salaries and benefits for certain general, administrative, and IT related departments and $12.0 million in professional services fees.

(3) These expenses primarily consist of financing transaction costs and non-restructuring severance expenses.

Nine Months Ended March 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Corp & Elims		Consolidated
Revenue	$486,541	$169,270	$107,780	$23,128	$(5,649)	(1)	$781,070
Operating expenses	(347,608)	(193,726)	(91,409)	(15,812)	(52,270)	(2)	(700,825)
Other income (expense), net	—	—	—	(1)	(117)		(118)
Adjusted EBITDA	$138,933	$(24,456)	$16,371	$7,315	$(58,036)		$80,127
Share-based compensation expense							(8,525)
Transaction costs (3)							(3,003)
Depreciation and amortization							(21,087)
Loss on disposal of property, equipment, and software							(386)
Interest expense, net							(58,885)
Income tax benefit							1,053
Net loss							$(10,706)
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

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Senior:
Commission revenue:
Medicare advantage	$184,740	$156,014	$28,726	18%	$477,081	$412,850	$64,231	16%
Medicare supplement	1,027	417	610	146%	2,965	1,588	1,377	87%
Prescription drug plan	324	203	121	60%	697	481	216	45%
Dental, vision, and health	845	1,185	(340)	(29)%	2,599	3,203	(604)	(19)%
Other commission revenue	588	726	(138)	(19)%	1,361	2,162	(801)	(37)%
Total commission revenue	187,524	158,545	28,979	18%	484,703	420,284	64,419	15%
Total other revenue	16,735	26,655	(9,920)	(37)%	57,002	66,257	(9,255)	(14)%
Total Senior revenue	204,259	185,200	19,059	10%	541,705	486,541	55,164	11%
Healthcare Services:
Total pharmacy revenue	120,282	66,948	53,334	80%	323,865	159,641	164,224	103%
Total other revenue	3,925	3,777	148	4%	9,419	9,629	(210)	(2)%
Total Healthcare Services revenue	124,207	70,725	53,482	76%	333,284	169,270	164,014	97%
Life:
Commission revenue:
Term	17,789	17,678	111	1%	55,016	49,371	5,645	11%
Final expense	17,537	13,804	3,733	27%	46,139	44,357	1,782	4%
Total commission revenue	35,326	31,482	3,844	12%	101,155	93,728	7,427	8%
Total other revenue	5,360	5,468	(108)	(2)%	14,700	14,052	648	5%
Total Life revenue	40,686	36,950	3,736	10%	115,855	107,780	8,075	7%
Auto & Home:
Total commission revenue	8,746	7,895	851	11%	27,836	21,940	5,896	27%
Total other revenue	388	343	45	13%	813	1,188	(375)	(32)%
Total Auto & Home revenue	9,134	8,238	896	11%	28,649	23,128	5,521	24%
Eliminations:
Total commission revenue	(833)	(664)	(169)	25%	(1,950)	(2,325)	375	(16)%
Total other revenue	(1,053)	(1,051)	(2)	—%	(2,976)	(3,324)	348	(10)%
Total Elimination revenue	(1,886)	(1,715)	(171)	10%	(4,926)	(5,649)	723	(13)%
Total commission revenue	230,763	197,258	33,505	17%	611,744	533,627	78,117	15%
Total pharmacy revenue	120,282	66,948	53,334	80%	323,865	159,641	164,224	103%
Total other revenue	25,355	35,192	(9,837)	(28)%	78,958	87,802	(8,844)	(10)%
Total revenue	$376,400	$299,398	$77,002	26%	$1,014,567	$781,070	$233,497	30%

Revenue by Segment

Three Months Ended March 31, 2024 and 2023–Revenue from Senior was $204.3 million for the three months ended March 31, 2024, a $19.1 million, or 10%, increase compared to revenue of $185.2 million for the three months ended March 31, 2023. The increase was primarily due to a $29.0 million, or 18%, increase in commission revenue offset by a $9.0 million decrease in production bonus revenue.

Revenue from Healthcare Services was $124.2 million for the three months ended March 31, 2024, a $53.5 million, or 76%, increase compared to revenue of $70.7 million for the three months ended March 31, 2023, primarily due to a $53.3 million increase in SelectRx pharmacy revenue.

Revenue from Life was $40.7 million for the three months ended March 31, 2024, a $3.7 million, or 10%, increase compared to revenue of $37.0 million for the three months ended March 31, 2023, primarily due to a $3.8 million increase in commission revenue.

Revenue from Auto & Home was $9.1 million for the three months ended March 31, 2024, a $0.9 million, or 11%, increase compared to revenue of $8.2 million for the three months ended March 31, 2023, primarily due to a $0.9 million increase in commission revenue.

Nine Months Ended March 31, 2024 and 2023–Revenue from Senior was $541.7 million for the nine months ended March 31, 2024, a $55.2 million, or 11%, increase compared to revenue of $486.5 million for the nine months ended March 31, 2023. The increase was due to a $64.4 million, or 15%, increase in commission revenue offset by a $6.8 million decrease in production bonus revenue.

Revenue from Healthcare Services was $333.3 million for the nine months ended March 31, 2024, a $164.0 million, or 97%, increase compared to revenue of $169.3 million for the nine months ended March 31, 2023, primarily due to a $164.2 million increase in SelectRx pharmacy revenue.

Revenue from Life was $115.9 million for the nine months ended March 31, 2024, a $8.1 million, or 7%, increase compared to revenue of $107.8 million for the nine months ended March 31, 2023, due to $0.6 million increase in production bonus revenue and a $7.4 million increase in commission revenue.

Revenue from Auto & Home was $28.6 million for the nine months ended March 31, 2024, a $5.5 million, or 24%, increase compared to revenue of $23.1 million for the nine months ended March 31, 2023, primarily due to a $5.9 million increase in commission revenue.

Adjusted EBITDA by Segment

Three Months Ended March 31, 2024 and 2023–Adjusted EBITDA from Senior was $61.5 million for the three months ended March 31, 2024, a $2.3 million increase compared to Adjusted EBITDA of $59.2 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was due to a $19.1 million increase in revenue as discussed above offset by a $16.7 million increase in operating costs and expenses primarily due to a $13.3 million increase in marketing and advertising costs and a $3.2 million increase in compensation costs.

Adjusted EBITDA from Healthcare Services was $1.6 million for the three months ended March 31, 2024, a $5.0 million increase compared to Adjusted EBITDA of $(3.4) million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was due to a $53.5 million increase in revenue as discussed above, offset a $48.5 million increase in operating costs and expenses primarily as a result of a $37.0 million increase in medication costs and a $7.9 million increase in compensation costs in support of the growth of SelectRx.

Adjusted EBITDA from Life was $3.1 million for the three months ended March 31, 2024, a $2.2 million decrease compared to Adjusted EBITDA of $5.3 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA was due to a $6.1 million increase in operating costs and expenses primarily due to a $2.2 million increase in compensation costs and a $3.8 million increase in marketing and advertising costs, offset by a $3.7 million increase in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $3.6 million for the three months ended March 31, 2024, a $1.0 million, or 39%, increase compared to Adjusted EBITDA of $2.6 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was due to a $0.9 million increase in revenue as discussed above and a $0.1 million decrease in operating costs and expenses primarily due to decreases in marketing and advertising costs ($0.2 million) and fulfillment costs ($0.1 million) offset by an increase in compensation costs ($0.3 million).

Nine Months Ended March 31, 2024 and 2023–Adjusted EBITDA from Senior was $138.9 million for the nine months ended March 31, 2024, and remained flat compared to the nine months ended March 31, 2023. Operating costs and expenses increased $55.2 million, primarily due to a $39.1 million increase in marketing and advertising costs and a $15.6 million increase in compensation costs. This was offset by a $55.2 million increase in revenue as discussed above.

Adjusted EBITDA from Healthcare Services was $6.9 million for the nine months ended March 31, 2024, a $31.4 million increase compared to Adjusted EBITDA of $(24.5) million for the nine months ended March 31, 2023. The increase in Adjusted EBITDA was due to a $164.0 million increase in revenue as discussed above, offset by a $132.6 million increase in operating costs and expenses primarily as a result of a $117.7 million increase in medication costs and a $5.5 million increase in fulfillment costs in support of the growth of SelectRx.

Adjusted EBITDA from Life was $12.9 million for the nine months ended March 31, 2024, a $3.4 million decrease compared to Adjusted EBITDA of $16.4 million for the nine months ended March 31, 2023. The decrease in Adjusted EBITDA was due to a $11.5 million increase in operating costs and expenses primarily due to a $5.3 million increase in compensation costs and a $5.7 million increase in marketing and advertising costs offset by a $8.1 million increase in revenue as discussed above.

Adjusted EBITDA from Auto & Home was $11.7 million for the nine months ended March 31, 2024, a $4.3 million, or 59%, increase compared to Adjusted EBITDA of $7.3 million for the nine months ended March 31, 2023. The increase in Adjusted EBITDA was due to a $5.5 million increase in revenue as discussed above, offset by a $1.2 million increase in operating costs and expenses due to a $1.4 million increase in compensation costs.

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

We do not expect to generate sufficient cash flows from operations to enable us to repay all outstanding amounts under the Senior Secured Credit Facility at the time of its maturity on May 15, 2025. If we are unable to secure additional financing from outside sources or otherwise refinance the Senior Secured Credit Facility, we will need to obtain additional capital through other means, including by selling one or more material assets or substantially reducing the scope of certain of our operations. If we are unable to satisfy our repayment obligations under the Senior Secured Credit Facility or maintain compliance with the covenants therein, we may be in default, which would significantly affect our liquidity.

As of March 31, 2024 and June 30, 2023, our cash and cash equivalents totaled $37.8 million and $83.2 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Nine Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(4,759)	$(12,835)
Net cash used in investing activities	$(8,926)	$(6,860)
Net cash used in financing activities	$(31,663)	$(29,254)

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

Nine Months Ended March 31, 2024—Net cash used in operating activities was $4.8 million, consisting of a net loss of $3.1 million, adjustments for non-cash items of $48.4 million, and cash used in operating assets and liabilities of $50.0 million. Adjustments for non-cash items primarily consisted of $18.6 million of depreciation and amortization, $10.5 million of share-based compensation expense, $14.3 million of accrued interest payable in kind, $4.9 million of amortization of debt issuance costs and debt discount, and $1.9 million of non-cash lease expense, offset by $2.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of a $98.5 million increase in accounts receivable, net, offset by a $36.1 million increase in accounts payable and accrued expenses, an $11.5 million increase in other liabilities due to an increase in accrued compensation, and a $7.4 million decrease in commissions receivables.

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

Nine Months Ended March 31, 2024—Net cash used in investing activities of $8.9 million was due to $6.1 million in purchases of software and capitalized internal-use software development costs and $3.1 million of purchases of property and equipment, primarily equipment utilized in SelectRx operations, leasehold improvements, and computer equipment.

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

Nine Months Ended March 31, 2024—Net cash used in financing activities of $31.7 million was primarily due to $30.4 million of principal payments on the Term Loans.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2024. As of March 31, 2024, there was $691.4 million outstanding under the Term Loans. Refer to Note 7 to the condensed consolidated financial statements for further details.

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

On May 8, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Ninth Amendment to the Senior Secured Credit Facility (the “Ninth Amendment”). Pursuant to the Ninth Amendment, the maturity date was extended to May 15, 2025 on the $683.8 million class of extended term loans, a minimum asset coverage ratio covenant as of March 31, 2025 was added, and minimum liquidity covenants as of February 28, 2025, March 31, 2025, and April 30, 2025 were added. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

Contractual Obligations

Other than the discussions in Note 8 and Note 10 to the condensed consolidated financial statements, as of March 31, 2024, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of March 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Ninth Amendment to Senior Secured Credit Facility

On May 8, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Ninth Amendment to the Senior Secured Credit Facility (the “Ninth Amendment”). Pursuant to the Ninth Amendment, the maturity date was extended to May 15, 2025 on the $683.8 million class of extended term loans, a minimum asset coverage ratio covenant as of March 31, 2025 was added, and minimum liquidity covenants as of February 28, 2025, March 31, 2025, and April 30, 2025 were added. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1	Ninth Amendment to Credit Agreement, dated as of May 8, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.
May 9, 2024	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer