Form 10-K
period 2024-06-30
SelectQuote, Inc.
filed 2024-09-13
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuance to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 29, 2023, the last business day of our most recently completed second fiscal quarter, based on the closing price of $1.37 reported by the New York Stock Exchange on that date, was $184,808,919. Solely for the purposes of this calculation, the Registrant has excluded shares held by the Registrant's directors and executive officers as of December 29, 2023. Such exclusion shall not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

The registrant had outstanding 171,443,421 shares of common stock as of August 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (its “2024 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

SelectQuote, Inc. (together with its subsidiaries, “SelectQuote”, the “Company”, “we”, “us”) is a leading technology-enabled, direct-to-consumer (“DTC”) distribution and engagement platform for selling insurance policies and healthcare services. Our insurance distribution business, which has operated continuously for nearly 40 years, allows consumers to transparently and conveniently shop for senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high-quality consumer leads sourced from a wide variety of online and offline marketing channels including digital marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channels, benefiting from nearly 40 years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with a sales agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy, a metric we refer to as “ lifetime value of commissions” or “LTV”, which is a key component to our overall profitability.

Our proprietary routing and workflow system is a key competitive advantage and driver of our business performance. Our systems analyze and intelligently route consumer leads to agents and allow us to monitor, segment, and enhance our agents’ performance. This technological advantage also allows us to rapidly conduct a needs-based, tailored analysis for each consumer that maximizes sales, enhances customer retention, and ultimately maximizes LTV’s. Our expertise and value add stems from the coupling of our technology with our skilled agents, which provides greater transparency in pricing terms and choice and an overall better consumer experience. When customers are satisfied, their propensity to switch policies decreases, thereby improving retention rates (“persistency”), increasing LTV’s and, ultimately, optimizing our financial performance and shareholder value.

SelectQuote has a long history of successful DTC product distribution and consumer engagement, and we bring this same capability to healthcare services. We saw a large opportunity to leverage our existing customer base and distribution model to improve education and access to healthcare services for our senior consumers and to create value for our shareholders and insurance carrier partners. SelectQuote’s value lies in our ability to engage the consumer, capture critical self-reported information in real-time, and then take action on that information to offer each consumer personalized solutions. Our healthcare services business seeks to provide consumers with a wide breadth of products supporting their needs, such as SelectRx, our Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which has already demonstrated SelectQuote’s ability to leverage our strong consumer engagement to drive immediate value using our existing operational infrastructure. Whether through acquisitions or new partnerships, we continue to look for more opportunities to leverage our strengths to expand our healthcare services business.

Our Business Model

Our insurance distribution business operates in an attractive segment of the insurance value chain, distributing insurance products on behalf of our insurance carrier partners who, in return, pay us commissions. Accordingly, we do not generate revenues directly from the consumers with whom we interact. In addition, because we are not the issuer of the insurance policy to the consumer, we bear no underwriting risks.

Founded nearly 40 years ago as what we believe was the first DTC term life insurance exchange platform in the United States, our technology-driven, differentiated model allows consumers to easily compare pricing and policy options from over 70 of the nation’s leading insurance carriers. Working in tandem, our agents and technology systems are the foundation of our business. Our highly trained licensed agents are subject matter experts in the products they sell, and this, in combination with our purpose-built software and business process, differentiates the service we provide to consumers relative to other insurance distributors or “online only” offerings. We believe providing personalized advice and guidance from policy research to enrollment is a key differentiator in the senior health market, as consumers tend to prefer or require more personalized attention to navigate increasingly complex and ever-changing coverage options. Our agents are trained to offer unbiased advice in order to align with the specific needs of each customer.

As a technology-enabled distributor of scale in our end markets, we believe that we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance distribution landscape. Under the traditional insurance distribution model, consumers are often unaware of their full range of coverage options and are at risk of receiving opaque, “one size fits all” recommendations primarily intended to maximize agent commissions over their needs. In contrast, the insurance distribution landscape today is one in which consumers of insurance demand greater choice, seek more transparency in pricing, and use the internet to self-research their insurance options. Technological innovations, consumer demand for price transparency and comparison shopping, and the development of machine learning for business applications, continue to transform the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and increasingly comfortable shopping online. We believe our ability to offer multiple carriers’ policies, proprietary technology platform, vast datasets, and use of machine learning in key aspects of our business positions us well to take advantage of these consumer trends.

DTC distribution has become an increasingly important part of the overall distribution strategies of insurance carriers as they drive to lower customer acquisition costs. Internet and mobile devices enable distributors to target and reach consumers directly in a highly controlled and efficient manner. Our software allows our agents to have more effective interactions with customers, driving agent productivity, sales volume, and providing an attractive distribution alternative for our insurance carrier partners. While traditional insurance distributors use a time-intensive, in-person purchasing process, consumers are increasingly researching insurance policies for their needs online and, ultimately, purchasing through DTC channels. Platforms like ours are well positioned to serve these customers as we allow consumers to compare insurance in a transparent manner, without having to solicit individual quotes from carriers in the market or rely on the options presented by a traditional insurance distributor; and to do so from the comfort of their own home.

Our systems allow us to gain valuable insights from the rich sources of consumer information we have gathered over nearly four decades, and we use complex data analytics and proprietary algorithms to enhance our sales and marketing strategies in an effort to maximize our return on our marketing spend and enhance our agents’ close rates. As we have grown, we have continued to gather valuable data that has allowed us to further enhance our algorithms. Accordingly, we have been able to improve our lead acquisition efficiency and scoring and workflow processing capabilities, which has enabled us to serve customers more efficiently and has improved the value proposition we offer to our insurance carrier partners. As our value proposition has grown, our insurance carrier partners have come to rely more on our distribution capabilities and have partnered with us more deeply in product design, helping fuel our growth.

Our unique platform has enabled us to continue to expand our business in recent years to include additional services and products beyond selling insurance policies through our healthcare services business. In interacting with thousands of consumers over the years, we’ve identified a large opportunity to leverage our existing database and distribution model to improve access to healthcare services for our senior consumers. In addition to improving consumers’ overall health outcomes, we create value for our shareholders and insurance carrier partners.

Our Products

The core insurance products we distribute on behalf of our insurance carrier partners are needs-based and critical to the overall financial well-being of consumers and the protection of their most valued assets: their families, their health, and their property. Increasing household financial obligations, rising healthcare costs, importance of health and well-being, and government and lender mandates for certain insurance coverage drive the need for the insurance products we distribute. These products are underwritten by our carefully selected insurance carrier partners and sold by our agents across our three insurance distribution businesses: Senior, Life, and Auto & Home. Additionally, through our Healthcare Services business, we offer pharmaceutical products and other health-related services.

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including carriers owned by UnitedHealthcare (“UHC”), Humana, Wellcare, and Aetna. MA and MS plans accounted for 91% of our approved Senior policies for the year ended June 30, 2024, with other ancillary type policies accounting for the remainder.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.4 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 20 years. Term life policies accounted for 45% of new premium within Life for the year ended June 30, 2024, with final expense policies accounting for 55%.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 74% of new premium within the Auto & Home segment for the year ended June 30, 2024, with six-month auto, dwelling fire, and other products accounting for the remainder.

Healthcare Services, launched in 2021, offers various health-related products and services through SelectRx, Population Health, and most recently, SelectPatient Management. SelectRx offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes, while enabling patients managing polypharmacy and multiple chronic conditions to remain at home. Through Population Health, we utilize our excellent consumer engagement capabilities to capture valuable self-reported information in real-time for our insurance carrier partners by completing Health Risk Assessments (“HRAs”). We then use that data to take a real-time, proactive, and personalized approach to offer various health-related products and services to the consumer, such as our pharmacy services from SelectRx. Additionally in 2024, we launched SelectPatient Management (“SPM”), after a $4.0 million acquisition of an existing chronic care management platform, which offers providers, payers, and Accountable Care Organizations scalable, technology-enhanced services for patients living with chronic conditions. Through consistent, trust-based patient engagement, SPM helps patients navigate the care continuum, focusing on non-clinical factors allowing physicians to focus on the critical needs of their patients. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for our members.

Our Agents

The insurance products we sell are often complicated, and each consumer’s situation is unique. We believe the most effective method for matching products with each consumer’s needs requires the attention of highly trained and skilled agents, and we believe this training and expertise differentiates us from the traditional distribution model. Each of our lines of business has dedicated licensed agents who are subject matter experts in that line, which allows them to provide deep expertise and helpful advice that are specific to a client’s needs. We have developed what we believe is a best-in-class talent management system that allows us to recruit from across the United States and build and retain top agents. We provide each new agent with up to 10 weeks of proprietary in-house training, which is supplemented by ongoing training throughout the year. Our training is designed to ensure that every agent is well-equipped with a deep understanding of the products they sell and the customer service and sales skills necessary to best service the customer. Our goal is that every agent in whom we invest will build a long and rewarding career with us.

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

In addition to the agents who sell insurance products, we have added customer success agents (“CSA”) to work with our consumers in Healthcare Services. CSA’s enroll the consumer as a member into our free Population Health service, help them understand the benefits available under their health plans, and using data from HRAs, connect them to one of our various health-related services such as SelectRx, SPM, or one of our many Population Health partners - all customized to that individual consumer.

Our Technology

Our business succeeds in large part due to our complex, proprietary technology, which permeates our business process, from lead generation to scoring and routing, product selection and eventually to customer conversion, post-sale management, and cross-selling opportunities. Applying information gathered since our founding nearly 40 years ago to drive sophisticated attribution modeling, we have continued to optimize our decision-making and advance our goal of maximizing lifetime value and profitability.

Lead Acquisition: We utilize a broad policyholder acquisition funnel strategy, generating new business leads through a wide variety of online and offline marketing channels, such as digital marketing, television, radio advertising, and third-party marketing partners. Our software continuously monitors the cost of acquiring customers and uses our algorithm to dynamically adjust our bids for specific leads based on our expectation of the lead’s LTV. As we continue to operate, these algorithms feed a vast and ever growing pool of millions of data points, which, with the assistance of our team of highly skilled data scientists, enhances our ability to more accurately estimate a new lead’s lifetime value and enables us to make more informed decisions when acquiring leads. Our data science team creates algorithms that support lead buying, scoring and routing, and consumer lifecycle management of closed leads. We believe what sets us apart from our competitors is our almost 40 years of proprietary data that our data scientists use as part of our bidding strategy for purchased leads, grouping phone and web leads by likelihood to purchase specific products, scoring phone and web leads using historical performance of similar leads based on demographics, tiering leads for routing to the corresponding agent levels, and performing predictive analysis of current customers’ persistency.
Lead Management & Routing: Regardless of how a lead is generated, our proprietary software will score the lead in real time based on multiple factors, then route the lead to the most appropriate agent to maximize expected lifetime value. This works in tandem with our customized, purpose-built lead routing and workflow management technology. Based on lead score, agent level, and agent availability, our software quickly assigns these leads to a licensed agent. We believe that our use of proprietary technology to monitor, segment, and enhance agent performance, such as through real-time lead routing to the most effective agents, is a key driver of our business performance.

Sales: Once assigned a lead, our highly skilled, licensed agents utilize their training and experience and our proprietary software and systems to rapidly conduct a customized needs-based analysis for each consumer. This coupling of our technology with our skilled agents provides the consumer with greater transparency in pricing terms and choice and an overall better consumer experience that maximizes sales, enhances customer retention and, ultimately, maximizes LTV’s.

Customer Engagement & Lifecycle Management: We use advanced algorithms informed by over 1 billion consumer and third-party data points to enrich our consumer engagement strategy. Our dedicated retention-focused customer care (“CCA”) team leverages this technology to help consumers successfully onboard and to identify customers we determine to be likely to purchase additional products, thereby improving the likelihood that a consumer retains their policy and identifying cross-sell opportunities.

Our Partners

We maintain long-standing, deeply integrated relationships with approximately 65 of the nation’s leading insurance carriers, who have some of the industry’s most widely recognizable brand names. During our most recent fiscal years, our primary insurance carrier partners were United Healthcare (“UHC”), Humana, WellCare, and Aetna in Senior; Mutual of Omaha, TruStage, and Pacific Life in Life; and Travelers, Safeco, and Progressive in Auto & Home. These high-quality relationships have resulted in strong insurance carrier retention rates over time. We believe carriers see our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own models. Our insurance carrier partners are responsible for paying us consideration for our services through commissions and other forms of compensation, and, for these purposes, act as our customers. We do not generate revenues directly from the consumers to whom we sell insurance policies on behalf of our insurance carrier partners.

Separate from our comparison-shopping platform, we have established carrier-specific sales platform arrangements with several of our insurance carrier partners, which we call “pods.” These arrangements give us access to various marketing assets from our insurance carrier partners, such as use of the insurance carrier’s brand, which allows us to target customers for specific insurance carrier partners to give us access to incremental sales volume. Consumers directed to a pod agent come from either leads that are not branded as SelectQuote or come directly from an insurance carrier-affiliated channel. The number of insurance carrier partners with which we have pod relationships can vary quarter to quarter depending on the insurance carrier partner and the segment.

The relationships with our insurance carrier partners such as UHC, Aetna, Anthem, and Humana, has grown through SelectRx and Population Health, as we gather valuable data for them by performing HRAs. We have also formed partnerships with several pharmacy benefit managers including OptumRx, Caremark CVS, and Express Scripts, which help support SelectRx, as well as several providers of health-related resources that support improved health outcomes as partners for Population Health.

Our Market Opportunity

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 13% in 2010 to 17% in 2020 and is expected to reach 21% in 2030, according to the United States Census Bureau. On average, 11,000 “Baby Boomers” are expected to turn 65 every day, or nearly 4.2 million per year, through the end of the decade. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 63 million in 2021 (up from 59 million in 2018) to approximately 75 million in 2030, according to the Centers for Medicare & Medicaid Services (“CMS”) in June 2023.

Research from the Center for Disease Control and Prevention shows almost half of seniors need more information and assistance to better manage their care. Health literacy is the degree to which individuals have the ability to find, understand, and use information and services to inform health-related decisions and actions for themselves and others. According to the Center for Health Care Strategies, nearly 36% of adults in the U.S. have low health literacy, resulting in greater healthcare use and cost, compared to those with proficient health literacy. Not only is the population of people age 65 and higher growing, according to the Pew Research Center, internet usage among this group has risen, with 88% using the internet in 2023 compared to 40% in 2009.

Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. According to the Kaiser Family Foundation, in 2023, Medicare Advantage surpassed 50% market penetration, with nearly 31 million Medicare Advantage enrollees. Medicare Advantage enrollment as a share of the eligible Medicare population has grown from 19% in 2007 to 51% in 2023 and is projected to grow to 62% by 2033.

The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base. Despite our scale, we account for only a fraction of the total market for Medicare Advantage plans.

Healthcare Services Market

We believe the healthcare services market presents a significant opportunity to grow our business by offering additional products and services through our distribution platform. We entered the prescription medication market in 2021 through our acquisition of two boutique pharmaceutical operations, now SelectRx. We estimate the total addressable pharmaceutical market in the United States to be over $500 billion. According to the Centers for Medicare and Medicaid Services, with the launch of Medicare Part D in 2006, Medicare’s share of retail prescription medication spending in the United States increased from 2% in 2005 to 32% in 2022, amounting to more than $130 billion in 2022 alone. SelectRx reached more than 82,000 active members as of June 30, 2024. Our production facilities currently have the capacity to support approximately 105,000 members, offering ample opportunity to increase revenues as SelectRx continues to grow.

The Medicare market also offers the opportunity to grow our business by connecting seniors with additional health related products and services, including value-based care providers, chronic care management and resources for addressing social needs. We estimate the total value-based care market for Medicare Advantage patients to be over $600 billion. Further, with 33% of Medicare beneficiaries living below 200% of the federal poverty level, according to the Kaiser Family Foundation in 2022, many of our consumers need help accessing social resources that impact health outcomes. In recognition of this need, MA plan providers are increasingly focused on benefits aimed at addressing social determinants of health like transportation, nutrition, and social isolation. Additionally, MA plan providers are focused on benefits that improve health outcomes including chronic care management services which are now provided by SPM. Population Health is well positioned to support these efforts by connecting seniors to a centralized collection of healthcare and other resources offered through our partnerships with service providers throughout the United States.

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

Auto & Home Market

Property & Casualty insurance is a large addressable market in which policyholders often have a government or lender-mandated need for coverage. The DTC channel for sales of these products is well established, driven by continued adoption of online sources for research and quotes, but has been facing recent headwinds partially due to an increase in claims which has driven up premium rates. We believe the combination of our technology and agents is an important differentiator that better enables us to help potential policyholders compare and choose between multiple products, and also to give valuable advice on bundled options that provide more holistic coverage across multiple risks. We differentiate ourselves from carrier captive agents and traditional insurance distributors on the basis of choice, convenience, and consumer experience.

Our Competitive Strengths

Leading technology-based sales platform. Our primary focus is to provide best-in-class service to bring policyholders value through greater choice and transparency. Since 1985, we have helped over seven million policyholders save time and money on critical insurance purchases. We have been pioneers of insurance distribution, and, through our technology-driven sales model, we believe we are well placed to support policyholders and insurance carrier partners as consumers continue shifting toward online channels to make purchasing decisions for their insurance needs. We believe that our data and our technology are key competitive advantages and drivers of our business performance. We continue to upgrade and optimize our technology as new opportunities are identified by our Information Technology and Analytics teams. SelectCare is our core overarching proprietary customer relationship management (“CRM”) and parent system with phone bank, sales enablement/workflow optimization and reporting tools. SelectCare is a customized system that uses various algorithms to score leads, route them to agents and organize each agent’s work day, with the objective of maximizing return on investment. Operating within SelectCare are the following purpose-built systems:

•SelectBid: Advanced, data-enriched lead scoring and purchasing tool that provides real-time feedback to help us determine which consumers and campaigns are generating the most valuable opportunities, allowing us to optimize marketing spend.

•Get A Lead (“GAL”): Customized, purpose-built lead routing and workflow management technology based on lead quality, agent performance and agent availability. GAL uses a customized "Agent Lobby" algorithm to instantly evaluate our ecosystem, providing consumers with a seamless and efficient pathway to connect with a licensed sales agent.

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

•AI and Machine Learning: We leverage AI and machine learning to refine our lead scoring, routing, and agent support systems, ensuring compliance and enhancing agent productivity and accuracy in policy recommendations across all insurance lines. Our advanced technology extends to healthcare services, enabling personalized patient engagement, streamlined care coordination, and improved health outcomes through data-driven insights.

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

Highly scalable platform with growing network effects. Our structured recruiting, training and agent onboarding program provides flexibility to ramp up agent hiring activity to drive sales volumes. Through significant recent investments we have made to our technological, infrastructure and reporting capabilities, our platform is designed to provide us with ample support for future years of growth with minimal ongoing working capital requirements. We have built our systems to be highly adaptable, providing us with flexibility to seamlessly provide product extensions and enter into other product verticals. We continually evaluate our insurance carrier partnerships, and we have the ability to accommodate new insurance carrier relationships and new products that may further drive growth. As we expand, we expect our appeal to consumers as a one-stop shop and our appeal to carriers as a leading platform with large consumer audiences to continue to grow. These network effects will allow us to accumulate more data and insights, which serve to strengthen our algorithms and the value of our connections. Furthermore, our integration of AI throughout our platform allows us to scale our operations efficiently while maintaining high standards of service. As we process more data and interactions, our AI systems continuously learn and improve, providing increasingly accurate and personalized support to our agents and customers alike. Our expansion into healthcare services further demonstrates the scalability and adaptability of our platform. As we accumulate more healthcare data and insights, we continue to enhance our ability to provide value across the healthcare spectrum, from insurance selection to ongoing patient care management.

Strong brand awareness. We were founded nearly 40 years ago as what we believe was the first DTC term life insurance exchange platform in the U.S. Over this time, we have built a highly successful and recognizable household brand. We continue to enhance our visibility with advertisements on nationwide television networks and radio outlets, while also maintaining a strong online presence through our market-leading comparison websites, complemented by search engine advertising and a social media presence. There is also meaningful potential for us to leverage our strong brand awareness for intragroup cross sales and expansion into adjacent products and markets that further enhance revenue.

Ability to attract and retain productive, career-based agent force. We believe that a technology-enabled agent-based distribution model generates superior return on investment and lifetime value relative to solely web-based or traditional distribution models. As a result, we have built processes that allow us to attract, train and retain top talent, and to grow our agent force when necessary. Our sophisticated recruitment engine is employed nationally with our remote agent capability and involves personality tests, multiple interviews, and final approval by a senior manager. Historically, we have hired additional agents in our Senior segment for our peak selling seasons, the Annual Enrollment Period (“AEP”) and the Open Enrollment Period (“OEP”), to capitalize on the heightened activity during these windows. During the 2023 AEP season, we hired fewer agents for the peak season as we were able to retain more of our tenured agents during the off season, which is more cost effective than hiring new agents. Our recruiting and development processes lead to strong agent productivity rates allowing us to offer competitive compensation packages and attractive career paths. This results in a virtuous cycle, which we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new agents.

Diverse product offering. At our inception, we specialized in the distribution of term life insurance products. Since then, in addition to introducing a range of other life insurance products, SelectQuote expanded into the fast-growing senior health insurance market and auto & home insurance market. Today we provide consumers with access to over 50 insurance products sourced from approximately 65 carriers. Our unique platform then further enabled us to expand our business again in recent years to include Healthcare Services. Our product segments are a natural fit with consumer insurance and healthcare needs across different life stages. We believe we are unique for our diverse product range, which provides us with greater stability as demand for certain products and customers’ needs fluctuate.

Deep and broad insurance carrier partnerships. We are a key distribution partner for approximately 65 of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept onto our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2024, we sold over 685,000 policies for our Senior insurance carrier partners and produced more than $210 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2023, we sold over 645,000 policies for our Senior insurance carrier partners and produced more than $195 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2022, we sold over 810,000 policies for our Senior insurance carrier partners and produced more than $220 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing LTV’s, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our Quality Assurance team to ensure that we are complying with CMS rules and regulation, telemarketing regulations, carrier internal requirements and that the agents are meeting certain quality metrics that we deem important. Our compliance record and efficiency have led insurance carriers to partner with us on another key value proposition—our insurance carrier dedicated pods. These pods deepen our relationship with these insurance carrier partners and enable us to sell more policies. Pod marketing is specific to each individual pod and is separate from SelectQuote’s comparison shopping platform. This ensures a SelectQuote lead always gets presented with the comparison shopping platform.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2024, our dedicated CCA team was comprised of nearly 250 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of AEP to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of nearly 40 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

Financial profile. As a distributor of insurance products, we benefit from favorable industry trends. We earn commissions revenue on the successful sale and renewal of polices we distribute and, accordingly, our financial model does not reflect the inherent uncertainties associated with underwriting insurance risk. We have a high degree of visibility into the commission we earn at the time of sale, as well as the renewal commissions we would earn should a policyholder renew his or her policy. Our CCA team’s efforts enhance the policyholder experience and thereby improve policyholder retention. As the policyholder renews their policy in subsequent years, our agents are not paid a commission when we receive renewal commissions from insurance carriers; each dollar of renewal commissions received directly adds to our operating cash flow. Our platform is highly scalable, which enables us to scale up or down in volume as necessary based on business needs.

Strong company culture developed by an experienced management team. We maintain a unique sales and consumer service-oriented culture. We are a diverse group of people who are united in our mission to provide solutions that help consumers with their overall financial well-being and protect their most valued assets. Through our recruiting processes, we are able to identify people who enjoy being a part of, and are motivated by, a performance-based, meritocratic organization. This allows us to assemble a world-class team of people who envision building their careers at SelectQuote. Our company culture is promoted by a highly experienced management team with deep industry experience and a track record of industry innovation. The key members of our management team have over 60 total years of industry experience and several members of our management team have worked together to build our business over the last ten years.

Our Growth Strategy

Maximize lifetime value. Lifetime value, which represents commissions estimated to be collected over the life of an approved policy, is a key component of our overall profitability. Our goal is to maximize LTV’s, and we do so through strategies designed to maximize the revenue opportunity. Maximizing lifetime value involves continued investment in:

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

Optimize our agent force. Our agent force is a key element of our ability to distribute policies and earn commission revenue. Accordingly, investing in our agent force is a critical aspect of our growth strategy. In addition to maintaining an effective recruitment function to ensure our ability to hire enough agents to support our business goals, we believe the value of our agent force is maximized when we prioritize the performance and satisfaction of our agents. In support of this goal, we will continue to invest in training and technology to enable our agents to increase their productivity. Further, as we continue to grow as a company, our agents will have additional opportunities to increase their earnings and develop their careers. We believe this environment will increase our agents’ job satisfaction, helping us to build a more experienced, professional sales force that will support the growth of our business.

Deepen and broaden our insurance carrier partnerships. To ensure our ability to secure the best terms for our consumers, we maintain meaningful, long-term relationships with our partners while continuously evaluating our panel of insurance carriers. While we are selective in choosing the carriers with whom we do business, we have the ability to quickly accommodate new insurance carrier relationships and new products from existing carriers. Our focus on offering high-quality products has resulted in improved retention rates, increasing the value of our distribution model to insurance carrier partners. We also believe Population Health deepens our relationships with our carrier partners by increasing plan loyalty and policy persistency, thereby reducing carriers’ costs.

Deepen consumer penetration and drive cross-selling opportunities. We are highly focused on the consumer experience and believe that customer satisfaction is a key vehicle for maximizing cross-sell opportunities and repeat business. We believe there are natural synergies across our portfolio of services and products, and we are focused on increasing cross-selling across our existing customer base. Our success cross-selling ancillary products (e.g., dental, vision and hearing, prescription drug plans and fixed indemnity) to our clients has improved over time, and we continue to look at ways to broaden our cross-selling opportunities. Within our Auto & Home segment, we have been successful in bundling products (selling multiple products to the same customer), with bundle rates over each of the last three years of 58%, 55%, and 49%, respectively. A large and relatively untapped opportunity is to deepen cross-sell of products to customers across all four of our segments, and we are currently employing technology and data designed to enable us to better track the customer life journey to allow us to identify and better execute on this opportunity. Additionally, we have leveraged our existing Senior database and distribution model to cross-sell to our Healthcare Services segment, as the marketing acquisition costs associated with the sale of a Senior policy are now also utilized to attain consumers for Healthcare Services as well.

Grow Healthcare Services. We have an attractive and scalable platform with strong consumer acquisition capabilities, backed by flexible systems that can be leveraged to introduce new services and products. Our platform has funneled more than 82,000 active members to SelectRx since its launch in 2021, and our current production capacity can support approximately 105,000 members. The success of SelectRx to date not only demonstrates the strong demand and opportunity for additional growth within our pharmacy business in the future but also demonstrates the ability of our platform to serve as a distribution vehicle and an effective means for introducing additional services and products to our consumers. We believe we can realize additional growth by expanding our product offerings through Population Health as well as adding new business lines that can provide needed services for Medicare beneficiaries.

Competition

The market for distribution of insurance products is highly competitive, fragmented, and evolving as consumers increasingly transact online. Products are distributed through a variety of channels that we must compete against, including captive agents employed by carriers, independent agents working individually or in groups small and large, through online platforms that employ agents or outsource sales to independent agents, or other online platforms that distribute directly to the consumer. Our primary competitors in this space are eHealth, Inc. and GoHealth, Inc. We aim to differentiate our products and services on the basis of our agents’ ability, leveraging our technology platform, to match our consumers with insurance products we expect best match their needs. In the pharmaceutical market, SelectRx competes with other closed-door and online pharmacies such as Accudose Pharmacy and ExactCare Pharmacy, along with traditional brick and mortar pharmacies such as Walgreen’s and Caremark CVS that primarily sell directly to customers in person.

Employees

We are united by our mission to provide solutions that help consumers with their overall financial well-being and protect their most valued assets: their families, their health and their property, and our associates are vital to achieving this mission. In order to continue to provide consumers with effective and convenient innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees and agents. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a performance-based, meritocratic organization where everyone feels empowered to do their best work, and give employees the opportunity to give back to their communities and make a social impact.

As of June 30, 2024, we employed a total of 1,335 agents and 2,957 non-agent full-time equivalent employees. During AEP, we typically hire additional full-time employees to capitalize on the peak selling season and hired approximately 700 employees for the 2023 AEP (fiscal 2024). This is fewer agents than we have historically hired for the peak season as we were able to retain more of our tenured agents during the off season. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

Additionally, our Healthcare Services segment is also subject to various laws governing the relationships of the business with pharmaceutical manufacturers, physicians and other healthcare providers, pharmacies, customers, and consumers, including regulations relating to anti-fraud and abuse, false claims, anti-kickbacks, beneficiary inducement, prohibited referrals, and inappropriate reduction or limitation of health care services. Civil suits (including qui tam actions) and governmental or internal investigations or reviews of business processes related to these laws and regulations could, if resolved unfavorably, result in substantial monetary damages, negative publicity, and reduced operating flexibility, all of which could increase the Company’s cost of doing business and negatively affect our results of operations.

Pharmacy and Pharmacy Care Services Regulation. We are subject to various state and federal laws and regulations governing pharmacies and providers of pharmacy care services, including applicable Medicare provider regulations, state and federal anti-kickback laws, and regulations governing the labeling, packaging, advertising, and adulteration of prescription medications. As a dispenser of controlled substances, SelectRx is also subject to certain licensing and registration requirements of both state and federal regulatory authorities, including the U.S. Drug Enforcement Administration (DEA) and various state controlled substance authorities. SelectRx is also required to comply with certain laws and regulations of the states in which it provides home delivery services, including the requirements of some states to register with the state board of pharmacy.

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

Seasonality

Due to the relative size of our Senior segment and the seasonal nature of its operations, a significant amount of our revenue is generated during our second quarter. The seasonality of the Senior segment’s operations is driven mainly by AEP, which takes place each year from mid-October to early December. We address this seasonal demand by employing strategies to retain our tenured, more productive agents during our slower months and recruiting a smaller number of additional sales agents, who are hired in our fourth quarter and trained before they start selling during AEP in the second quarter. For the years ended June 30, 2024, 2023, and 2022, this timeline resulted in 31%, 32%, and 25%, respectively, of our total consolidated revenue being generated during the second quarter (second quarter fiscal year 2022 was negatively impacted by a significant revenue cohort tail adjustment). Additionally, for our Healthcare Services segment, we see a significant influx of new patient enrollments during the AEP season, which is driven by the increase in sales from our Senior segment.

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

•Our dependence on revenue from carriers in our Senior segment and downturns in the senior health and life insurance industries;

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

•Consumer demand for prescription medications and our ability to meet such demand;

•Safety risks associated with consumers’ use of prescription medications dispensed by our pharmacy;

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

•We may be subject to significant liability should the consumption of any of our pharmacy products cause injury, illness or death.

•Our existing and any future indebtedness could adversely affect our ability to operate our business.

•Operating and growing our business will require additional capital, which may not be available to us.

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

We derive a large portion of our revenues from a limited number of insurance carrier partners. For example, carriers owned by UHC, Humana, and Aetna accounted for 30%, 17%, and 16%, respectively, of our total revenue for the year ended June 30, 2024, carriers owned by UHC and Humana accounted for 33% and 20%, respectively, of our total revenue for the year ended June 30, 2023; and carriers owned by UHC, Wellcare, and Humana accounted for 18%, 17%, and 12%, respectively, of our total revenue for the year ended June 30, 2022. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become more dependent on even fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

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

Our business is substantially dependent on revenue from our Senior health insurance carrier partners and is subject to risks related to Senior health insurance and the larger health insurance industry. Our business may also be adversely affected by downturns in the life insurance industry.

A majority of the insurance purchased through our platform and agency services is Senior health insurance, and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For the year ended June 30, 2024, 50% of our total revenue was derived from our Senior segment. For the years ended June 30, 2023 and 2022, 59% and 69%, respectively, of our total revenue was derived from our Senior segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

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

These factors could prevent our Senior segment from successfully marketing and selling Medicare plans, which would harm our business, operating results, financial condition and prospects. We are also dependent upon the economic success of the life insurance industry. Declines in demand for life insurance could cause fewer consumers to shop for such policies using our distribution platform. Downturns in any of these markets, which could be caused by a downturn in the economy at large, could materially and adversely affect our business, operating results, financial condition and prospects.

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

In general, approximately 40% of our Medicare Advantage and Medicare Supplement policies are submitted during AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during AEP and OEP. We hire additional agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior business to our Life and Auto & Home businesses during non-AEP/OEP periods. We must ensure that our agents are trained and have received all licenses, appointments and certifications required by state authorities and our insurance carrier partners before the beginning of AEP and OEP. If the relevant state authorities or our insurance carrier partners experience shutdowns or business disruptions due to public health crises, global economic conditions, or any other reason, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell senior health insurance, interruptions in the operation of our systems, issues with government-run health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our senior health business from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.

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

We face risks relating to the availability, pricing and safety profiles of prescription medications that we purchase and sell.

Our pharmacy business is dependent on our customers’ use of prescription medications to treat or address symptoms of chronic medical conditions. Our revenues, operating results, and cash flows may be negatively affected if consumers’ use of prescription medications is reduced, including due to:

•increased safety profiles or regulatory restrictions;
•a reduction in prescription medication manufacturers’ participation in federal programs;
•certain products being withdrawn from the market by their manufacturers or transitioned to over-the-counter products;
•future FDA rulings restricting the supply or increasing the cost of products; or
•inflation in the price of prescription medications.

Our pharmacy business is also subject to risks relating to manufacturing and supply issues. The success of our pharmacy business depends on our ability to reliably source prescription medications in a timely and cost-effective manner. Manufacturing and supply chain disruptions, failure to maintain relationships with existing suppliers, or inability to secure new supplier arrangements on satisfactory terms could undermine customer confidence, erode customer loyalty, and have a significant adverse effect on our operating results.

Changes in third-party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our pharmacy margins and have a material adverse effect on our business.

Our pharmacy business derives substantially all of its revenue from sales of prescription drugs reimbursed by third-party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid plans. The continued efforts of Congress and federal agencies, health maintenance organizations, managed care organizations, pharmacy benefit management companies (PBMs), other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability.

The competitive success of our pharmacy business is largely dependent on our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms. Some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict or exclude our participation in their networks of pharmacy providers. These challenges may be exacerbated by continued consolidation in the healthcare industry, which could reduce our bargaining power and weaken our ability to obtain advantageous contracting terms. In addition, any future changes to the use of Average Wholesale Price or other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from payors and/or our ability to negotiate rebates with pharmaceutical manufacturers and acquisition discounts with wholesalers. If our ability to obtain competitive pricing and reimbursement terms is negatively impacted, or if we experience a change in composition of pharmacy prescription volume toward programs offering lower reimbursement rates, our pharmacy margins may suffer, and operating results may be materially adversely affected.

We may be subject to significant liability should the consumption of any of the products offered through our pharmacy business cause injury, illness, or death.

Products that we sell through our pharmacy business could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our products. We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall, and contamination or product mishandling issues. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell, and we may be obligated to recall our products. Moreover, while we have insurance to cover potential product liability and some claims may be subject to indemnification from other parties, we cannot guarantee that our insurance limits and/or indemnification will be adequate to cover any and all product related claims. We also may not be able to maintain this insurance on acceptable terms in the future. A product liability judgment against the Company or a product recall could have a material, adverse effect on our business, reputation, financial condition or results of operations.

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

During the year ended June 30, 2024, no intangible or goodwill impairment charges were recorded. If actual results differ from the assumptions and estimates used in our goodwill and intangible asset calculations, we could incur future impairment or amortization charges. Further, we may incur additional goodwill or other impairment charges in the future associated with other acquisitions, and we cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations. For information about the impairments we recorded during the years ended June 30, 2023 and 2022, please refer to “Notes to Consolidated Financial Statements” under Item 8 below.

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

Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm of our business.

We currently incorporate AI technology in our business operations. Our research and development of such technology remains ongoing, and AI algorithms and training methodologies may be flawed. Leveraging AI capabilities to potentially improve our internal operations also presents further risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could damage our reputation, give rise to legal and/or regulatory action, including as a result of new applications of existing data protection, privacy, intellectual property, and other laws, or otherwise materially harm our business.

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

Our Senior segment is subject to a complex legal and regulatory framework, and non-compliance with or changes in laws and regulations governing the marketing and sale of Medicare plans and other health-related products and services could harm our business, operating results, financial condition and prospects.

Our Senior segment is subject to a complex legal and regulatory framework, and the laws and regulations governing the marketing and sale of Medicare plans, particularly with respect to regulations and guidance issued by CMS related to Medicare Advantage and Medicare Part D Prescription Drug plans, change frequently. For example, in April 2023, CMS finalized rules that could increase compliance costs and otherwise impact our business results by, among other things, requiring new disclosures that could make certain forms of marketing less practicable and potentially requiring a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary. In April 2024, CMS adopted final rules placing limitations on the compensation of certain distributors of Medicare products and establishing certain contractual standards for dual eligible special needs plans enrollments, among other things. To the extent they are determined to apply to our operations, these and any other changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation, or the manner in which they are enforced could harm our business, operating results, financial condition and prospects.

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

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our DTC platform provides consumers with a venue to shop for insurance policies from a curated panel of the nation’s leading insurance carriers, the expansion of government-

sponsored coverage through “Medicare-for-All” or the implementation of a single-payer system may adversely impact our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our security program is designed to reflect our business objectives, meet relevant laws and regulations, prevent unauthorized use of or access to our information systems, and maintain information assets' confidentiality, integrity, and availability. Our policies and processes are guided by security requirements specific to our operating environment, laws, and regulations that are relevant to us and information security best practices.

Risk Management and Strategy

The Company’s cybersecurity strategy includes recognition and deployment of the following:

a.A formal approach to enterprise risk management encompassing finance, operational risk management, and Information Technology (“IT”) to manage the business and technology-related challenges and required regulatory compliance obligations

i.Board approved Information Security policies that are reviewed bi-annually

ii.An IT infrastructure architecture that has been designed and implemented with security at its core in order to enable key business activities while ensuring the confidentiality, integrity, and availability of our technology infrastructure and critical business and customer data. The Network Security Architecture design focuses on our ability to:
i.Identify and understand organizational risks to critical systems, assets, data & capabilities
ii.Protect our environment by putting in safeguards
iii.Detect potential threats by developing and implementing the appropriate activities to identify the occurrence of a cybersecurity event
iv.Respond to and take the appropriate action regarding a detected cybersecurity incident
v.Recover and restore any capabilities or services that were impaired due to a cybersecurity incident

To reduce the risks from cybersecurity threats associated with our use of third-party service providers, we have a supplier relationship policy and process which outlines information security requirements for mitigating the risks associated with supplier’s access to our organization’s assets. This policy must be agreed to by the supplier, documented, and reviewed annually.

SelectQuote has a network of third-party, industry leading, security experts whom they engage to independently test, assess and evaluate our risk management practices. We routinely engage in risk management activities designed to identify potential vulnerabilities; which, if identified, are planned for remediation.

Governance

Day to day management of our cybersecurity program is the responsibility of the Director, Information Technology Security. The Director manages an internal team of security professionals, as well as a third-party managed security operations center which provides 24/7 security monitoring. Our Director of IT Security reports to the Chief Information Officer. The two, combined, have over 50 years of experience in the information technology field and 30 years in IT security.

Our Board of Directors recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The Board of Directors has oversight responsibilities for risk management with a focus on the most significant risks facing us, including strategic, operational, financial and legal compliance risks. The Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include an enterprise risk management program of which our cybersecurity processes are an integral component.

Our Board implements its risk oversight function both as a board and through delegation to board committees, which meet regularly and report back to the Board, including delegating oversight of specific risks to board committees that align with their functional responsibilities. Our Audit Committee assists the Board in overseeing the enterprise risk management program and evaluates and monitors risks related to, among other things, the company’s information security program. Our Audit Committee assesses cybersecurity and information technology risks and the controls implemented to monitor and mitigate these risks. Our Chief Information Officer and Director of Information Technology Security periodically attend meetings and provide quarterly cybersecurity updates to the Audit Committee, and as needed, to the Board.

Our Chief Information Officer and Director of IT Security report directly to the Audit Committee of the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues at least once annually or more frequently as determined to be necessary or advisable. In addition, we have an escalation process in place to inform senior management and the Board of Directors when it is appropriate under the circumstances.

We, like any company, have experienced cybersecurity incidents in the past. However, as of the date of this Annual Report on Form 10-K, we have not experienced any cybersecurity incidents which have been determined to be material. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business, operating results and financial condition, please refer to Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of September 13, 2024. All of the properties listed below are leased, and we believe our properties are in good operating condition and are suitable for their primary use. As the majority of our office lease footprint now represents a hybrid in-person and remote work model, we have terminated or sub-leased our excess space, where commercially reasonable and to the extent unnecessary for future expansion.

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	232,068	95,874	136,194	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments.
Centennial, Colorado	45,373	45,373	—
Monaca, Pennsylvania	22,000	—	22,000	Healthcare Services segment (SelectRx) operations
Indianapolis, Indiana	32,630	—	32,630	Healthcare Services segment (SelectRx) operations
Oakland, California	8,623	—	8,623	Life segment operations
San Diego, California	5,874	—	5,874	Life segment operations

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

As of August 31, 2024, there were approximately 100 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended June 30, 2024.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the NYSE) through June 30, 2024. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

	5/21/2020	06/20	06/21	06/22	6/23	6/24
SelectQuote, Inc.	$100.00	$93.81	$71.33	$9.19	$7.22	$10.22
NYSE Composite Index	$100.00	$104.78	$145.84	$127.63	$139.86	$158.80
CRSP US Small Cap Index	$100.00	$106.55	$164.78	$128.92	$145.64	$159.85

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

Company Overview

SelectQuote, Inc. (together with its subsidiaries, “SelectQuote”, the “Company”, “we”, “us”) is a leading technology-enabled, direct-to-consumer (“DTC”) distribution and engagement platform for selling insurance policies and healthcare services. Our insurance distribution business, which has operated continuously for nearly 40 years, allows consumers to transparently and conveniently shop for senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology allows us to take a broad funnel approach to marketing by analyzing and identifying high-quality consumer leads sourced from a wide variety of online and offline marketing channels including digital marketing, radio, television, and third-party marketing partners. We monitor our acquisition costs to dynamically allocate our marketing spend to the most attractive channels, benefiting from nearly 40 years of data accumulated through our proprietary, purpose-built technologies. Our advanced workflow processing system scores each acquired lead in real time, matching it with a sales agent whom we determine is best suited to meet the consumer’s need. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy, a metric we refer to as “ lifetime value of commissions” or “LTV”, which is a key component to our overall profitability.

Our proprietary routing and workflow system is a key competitive advantage and driver of our business performance. Our systems analyze and intelligently route consumer leads to agents and allow us to monitor, segment, and enhance our agents’ performance. This technological advantage also allows us to rapidly conduct a needs-based, tailored analysis for each consumer that maximizes sales, enhances customer retention, and ultimately maximizes LTV’s. Our expertise and value add stems from the coupling of our technology with our skilled agents, which provides greater transparency in pricing terms and choice and an overall better consumer experience. When customers are satisfied, their propensity to switch policies decreases, thereby improving retention rates (“persistency”), increasing LTV’s and, ultimately, optimizing our financial performance and shareholder value.

SelectQuote has a long history of successful DTC product distribution and consumer engagement, and we bring this same capability to healthcare services. We saw a large opportunity to leverage our existing customer base and distribution model to improve education and access to healthcare services for our senior consumers and to create value for our shareholders and insurance carrier partners. SelectQuote’s value lies in our ability to engage the consumer, capture critical self-reported information in real-time, and then take action on that information to offer each consumer personalized solutions. Our healthcare services business seeks to provide consumers with a wide breadth of products supporting their needs, such as SelectRx, our Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which has already demonstrated SelectQuote’s ability to leverage our strong consumer engagement to drive immediate value using our existing operational infrastructure. Whether through acquisitions or new partnerships, we continue to look for more opportunities to leverage our strengths to expand our healthcare services business.

We evaluate our business using the following four segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 91%, 89%, and 82% of our approved Senior policies for the years ended June 30, 2024, 2023, and 2022, respectively, with other ancillary type policies accounting for the remainder.

Healthcare Services, launched in 2021, offers various health-related products and services through SelectRx, Population Health, and most recently, SelectPatient Management. SelectRx offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes, while enabling patients managing polypharmacy and multiple chronic conditions to remain at home. Through Population Health, we utilize our excellent consumer engagement capabilities to capture valuable self-reported information in real-time for our insurance carrier partners by completing Health Risk Assessments (“HRAs”). We then use that data to take a real-time, proactive, and personalized approach to offer various health-related products and services to the consumer, such as our pharmacy services from SelectRx. In 2024, we launched SelectPatient Management (“SPM”), via a $4.0 million acquisition of an existing chronic care management platform, which offers providers, payers, and Accountable Care Organizations scalable, technology-enhanced services for patients living with chronic conditions. Through consistent, trust-based patient engagement, SPM helps patients navigate the care continuum, focusing on non-clinical factors so physicians can focus on the more critical needs of their patients. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for our members.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.2 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 45%, 47%, and 36% of new premium within the Life segment for the years ended June 30, 2024, 2023, and 2022, respectively, with final expense policies accounting for 55%, 53%, and 64% for the years ended June 30, 2024, 2023, and 2022, respectively.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for auto, home, and specialty insurance lines. Our platform provides unbiased comparison shopping for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 25 leading, nationally recognized insurance carrier partners. Homeowners and 12-month auto products accounted for 74%, of new premium within the Auto & Home segment for years ended June 30, 2024 and 2023, respectively, and 76% for the year ended June 30, 2022, with six-month auto, dwelling fire, and other products accounting for a majority of the remainder.

Industry Trends

We estimate that the total addressable market for the insurance products we distribute is greater than $180 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends.

Our Senior and Healthcare Services segments serve consumers predominantly in the over 65 age category. According to the United States Census Bureau, the over 65 age category grew from 13% of the total population in 2010 to 17% of the total population in 2020, and is expected to reach 21% in 2030. On average, 11,000 “Baby Boomers” are expected to turn 65 every day or nearly 4.2 million per year through the end of the decade. As a result, Medicare enrollment is growing steadily, with the number of Medicare enrollees expected to grow from 63 million in 2021 (up from 59 million in 2018), to approximately 75 million in 2030, according to the Centers for Medicare & Medicaid Services in June 2023. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. According to the Kaiser Family Foundation, in 2023, Medicare Advantage surpassed 50% market penetration, with nearly 31 million Medicare Advantage enrollees. Medicare Advantage enrollment as a share of the eligible Medicare population has grown from 19% in 2007 to 51% in 2023 and is projected to grow to 62% by 2033. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

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

Technological innovations are changing the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and comfortable shopping online. According to J.D. Power, 90% of customers say they are open to purchasing their auto insurance online. We believe our proprietary technology platform, vast datasets and use of machine learning in all aspects of our business put us in an excellent position to take advantage of these consumer trends.

Factors Affecting Our Results of Operations

Our primary source of revenue is commissions revenue from selling policies in the senior health, life, and auto and home markets on behalf of our insurance carrier partners, the majority of which compensate us through first year and renewal commissions. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents who are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded and tailored our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force when necessary. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to keep pace with our expanding sales force and maintain agent productivity.

The amount of revenue we expect to recognize per policy is based on multiple factors, including our commission rates with our insurance carrier partners and the expected retention rates of different types of policies. The higher our retention rates, the more revenue we expect to generate pursuant to our carrier agreements, which generally entitle us to receive annual renewal commissions for so long as the policyholder renews their policy. Our goal is to maximize lifetime value by increasing retention rates, which starts by providing consumers with a transparent, valuable, and best-in-class consumer experience and making sure consumers are buying a policy that meets their specific needs.

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to estimate and recognize revenue, evaluate our business performance, and facilitate our operations. In Senior, our primary product, Medicare Advantage, pays us flat commission rates based on the number of policies we sell on behalf of our insurance carrier partners. Therefore, we have determined that units and unit metrics are the most appropriate measures to evaluate the performance of Senior. For Healthcare Services, our primary source of revenue is pharmacy revenue from SelectRx, so the total number of SelectRx members and the prescriptions shipped per day are the most appropriate measures used to evaluate the performance of Healthcare Services as these metrics drive top-line revenue. In Life and Auto & Home, we are typically paid a commission that is a percent of the premium that we generate for our insurance carrier partners. Therefore, we have determined that premium-based metrics are the most relevant measures to evaluate the performance of these segments. Below are the most relevant business and operating metrics for each segment:

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier.

The following table shows the number of submitted policies for the years ended June 30:

	2024	2023	2022
Medicare Advantage	720,027	652,630	808,116
Medicare Supplement	2,790	3,444	7,208
Dental, Vision and Hearing	61,713	74,181	145,716
Prescription Drug Plan	3,100	2,433	6,842
Other	5,303	7,501	14,776
Total	792,933	740,189	982,658

2024 compared to 2023—Total submitted policies for all products increased 7% for the year ended June 30, 2024, compared to the year ended June 30, 2023. This was driven by increases in overall close rates (11%), the number of average productive agents (7%), and productivity per agent (9%).

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

The following table shows the number of approved policies for the years ended June 30:

	2024	2023	2022
Medicare Advantage	625,245	577,567	661,738
Medicare Supplement	1,885	2,619	5,461
Dental, Vision and Hearing	52,469	60,824	124,989
Prescription Drug Plan	3,229	2,144	6,124
Other	4,836	5,288	12,407
Total	687,664	648,442	810,719

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2024 compared to 2023—Total approved policies for all products increased by 6% for the year ended June 30, 2024, compared to the year ended June 30, 2023. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, primarily due to carrier mix, we experienced a slight decrease in the submitted-to-approved conversion rates for the year ended June 30, 2024, compared to the year ended June 30, 2023.

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

Lifetime Value of Commissions per Approved Policy

The LTV per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix, and expected policy persistency with applied constraints. The LTV per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates, which does not include marketing development funds or production bonuses, constrained by a persistency-adjusted 10-year renewal period based on a combination of our historical experience and available insurance carrier historical experience to estimate renewal revenue only to the extent probable that a significant reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The LTV per approved policy represents commissions only from policies sold during the period; it does not include any updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the LTV per approved policy for the years ended June 30:

	2024	2023	2022
Medicare Advantage	$910	$877	$925
Medicare Supplement	967	1,030	1,270
Dental, Vision and Hearing	114	100	123
Prescription Drug Plan	228	207	234
Other	115	101	73

2024 compared to 2023—The LTV per MA approved policy increased 4% for the year ended June 30, 2024, compared to the year ended June 30, 2023, primarily due to carrier mix.

2023 compared to 2022—The LTV per MA approved policy decreased 5% for the year ended June 30, 2023, compared to the year ended June 30, 2022. The LTV per MA approved policy was negatively impacted by carrier mix and lower persistency rates, which includes a higher provision for renewal year lapse rates, somewhat offset by higher commission rates.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of June 30:

	2024	2023	2022
Total SelectRx Members	82,385	49,044	25,503

The total number of SelectRx members increased by 68% as of June 30, 2024, compared to June 30, 2023, due to our operating strategy to grow SelectRx.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the years ended June 30:

	2024	2023	2022
Prescriptions Per Day	18,935	10,657	3,287

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

The following table shows term and final expense premiums for the years ended June 30:

(in thousands):	2024	2023	2022
Term Premiums	$70,450	$68,941	$62,364
Final Expense Premiums	86,600	77,725	109,218
Total	$157,050	$146,666	$171,582

2024 compared to 2023—Total term premiums increased 2% for the year ended June 30, 2024, compared to the year ended June 30, 2023, due to a 5% increase in the average premium per policy sold, offset by a 3% decrease in the number of policies sold. Final expense premiums increased 11% for the year ended June 30, 2024, compared to the year ended June 30, 2023, due to a 3% increase in the average premium per policy sold and a 9% increase in the number of policies sold.

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

The following table shows premiums for the years ended June 30:

(in thousands):	2024	2023	2022
Premiums	$56,637	$50,917	$50,114

2024 compared to 2023—Total premiums increased 11% for the year ended June 30, 2024, compared to the year ended June 30, 2023, due to a 16% increase in the average premium per policy sold, offset by a 4% decrease in the number of policies sold.

2023 compared to 2022—Total premiums increased 2% for the year ended June 30, 2023, compared to the year ended June 30, 2022, due to a 5% increase in the average premium per policy sold, offset by a 3% decrease in the number of policies sold.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the years ended June 30:

(in thousands)	2024		2023		2022
Revenue
Commissions and other services	$856,923	65%	$763,301	76%	$704,585	92%
Pharmacy	464,853	35%	239,547	24%	59,460	8%
Total revenue	1,321,776	100%	1,002,848	100%	764,045	100%
Operating costs and expenses
Cost of commissions and other service revenue	318,798	24%	301,524	30%	391,528	51%
Cost of goods sold—pharmacy revenue	405,004	31%	225,963	23%	64,172	8%
Marketing and advertising	358,858	27%	301,245	29%	484,084	64%
Selling, general, and administrative	141,042	11%	136,518	14%	100,945	13%
Technical development	33,524	3%	26,015	3%	24,729	3%
Goodwill impairment	—	—%	—	—%	44,596	6%
Total operating costs and expenses	1,257,226	96%	991,265	99%	1,110,054	145%
Income (loss) from operations	64,550	5%	11,583	1%	(346,009)	(45)%
Interest expense, net	(93,551)	(7)%	(80,606)	(8)%	(43,595)	(5)%
Other expense, net	(65)	—%	(121)	—%	(202)	—%
Loss before income tax expense (benefit)	(29,066)	(2)%	(69,144)	(7)%	(389,806)	(50)%
Income tax expense (benefit)	5,059	—%	(10,600)	(1)%	(92,302)	(12)%
Net loss	$(34,125)	(2)%	$(58,544)	(6)%	$(297,504)	(38)%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the insurance policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), in addition to production bonuses and marketing development funds received from some insurance carriers. Production bonuses are based on attaining various predetermined target sales levels or other agreed upon objectives, whereas marketing development funds may or may not contain such predetermined targets and are used to purchase leads. These, along with other services revenue from Healthcare Services (excluding SelectRx revenue discussed below) and our lead generation business, InsideResponse (of which the majority is eliminated as intersegment revenue), are presented in our consolidated statements of comprehensive loss as commissions and other services revenue. Pharmacy revenue on the consolidated statements of comprehensive loss includes revenue from the sale of prescription and OTC medication products from SelectRx.

Revenue is recognized at different milestones for Senior, Life, and Auto & Home and is based on the contractual enforceable rights, our historical experience, and established customer business practices. Other services revenues from our Healthcare Services segment (excluding SelectRx revenue discussed below) is recognized when the performance obligation has been met, which is at different times for our various services (e.g. the HRA has been performed, a transfer has been made to a health-related partner, or SPM has provided care management services to a member), the transaction price is known based on volume and contractual prices, and we have no further performance obligations. Lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed all of our performance obligations and control of the product has been transferred to the customer. There are no future revenue streams or variable consideration associated as the transaction price is fixed at time of shipment, and any subsequent new order is its own performance obligation.

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Commissions and other services	$856,923	$763,301	$704,585	12%	8%
Pharmacy	464,853	239,547	59,460	94%	303%
Total revenue	$1,321,776	$1,002,848	$764,045	32%	31%

2024 compared to 2023—Commissions and other services revenue increased $93.6 million, or 12%, primarily due to increases in Senior, Life, and Auto & Home of $65.7 million, $12.1 million, and $14.4 million, respectively. Senior’s increase was primarily due to a $71.7 million increase in commissions revenue driven by a 6% increase in approved policies and a 6% increase in LTV’s. Life’s increase was driven by a $3.9 million increase in term revenue and a $7.7 million increase in final expense revenue. Pharmacy revenue increased $225.3 million, or 94%, due to the increase in members from the growth of the SelectRx business.

2023 compared to 2022—Commissions and other services revenue increased $58.7 million, or 8%, primarily due to increases in Senior of $62.2 million, offset by decreases in Life and Auto & Home of $8.1 million and $6.0 million, respectively. For Senior, excluding the $193.3 million downward adjustment from a change in estimate of MA cohort transaction prices during the year ended June 30, 2022, commission revenue decreased $121.1 million, which was driven by a 20% decrease in approved policies and a 5% decrease in MA LTV’s, slightly offset by higher commission rates. Life’s revenue decline was primarily driven by an $11.8 million decrease in final expense revenue, partially offset by a $4.6 million increase in term revenue. Pharmacy revenue increased $180.1 million due to the increase in members from the growth of the SelectRx business.

Operating Costs and Expenses

Cost of Commissions and Other Services Revenue

Cost of commissions and other services revenue represents the direct costs associated with fulfilling our obligations to our customers in Senior, Life, Auto & Home, and Healthcare Services (excluding SelectRx discussed below); primarily compensation, benefits, and licensing for sales agents, customer success agents, fulfillment specialists, and others directly engaged in serving customers. It also includes allocations for facilities, telecommunications, and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications.

The following table presents our cost of commissions and other services revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cost of commissions and other services revenue	$318,798	$301,524	$391,528	6%	(23)%

2024 compared to 2023—Cost of commissions and other service revenue increased $17.3 million, or 6%, in 2024 compared to 2023, primarily due to an $18.2 million increase in compensation costs related to a $4.8 million increase in costs for our sales and customer care agents in Senior, a $4.4 million increase for Healthcare Services related to the growth of SelectRx, and a $6.4 million increase for Life related to compensation structure changes for our final expense sales agents.

2023 compared to 2022—Cost of commissions and other service revenue decreased $90.0 million, or 23%, in 2023 compared to 2022, primarily due to a $66.8 million decrease in compensation costs, a $13.0 million decrease in licensing costs, and a $10.5 million decrease in allocations for facilities, telecommunications, and software maintenance costs, all of which was due to the reduction in our agent headcount during the year ended June 30, 2023.

Cost of Goods Sold-Pharmacy Revenue

Cost of goods sold-pharmacy revenue represents the direct costs associated with fulfilling pharmacy patient orders for SelectRx. Such costs primarily consist of medication costs and compensation costs for licensed pharmacists, pharmacy technicians, and other employees directly associated with fulfilling orders such as packaging and shipping clerks. It also includes shipping, supplies, other order fulfillment costs including part of the one-time customer onboarding costs, and certain facilities overhead costs such as rent, maintenance, and depreciation related to the pharmacy production process.

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cost of goods sold—pharmacy revenue	$405,004	$225,963	$64,172	79%	252%

2024 compared to 2023–Cost of goods sold-pharmacy revenue increased $179.0 million, or 79%, in 2024 compared to 2023, primarily due to a $158.9 million increase in medication costs as the number of SelectRx members increased 68% over the prior year as well as a $11.0 million increase in compensation costs due to an increase in employees directly associated with fulfilling pharmacy orders.

2023 compared to 2022–Cost of goods sold-pharmacy revenue increased $161.8 million, or 252%, in 2023 compared to 2022, due to a $134.8 million increase in medication costs due to an increase in volumes as well as an increase in average medication costs, a $6.6 million increase in shipping and fulfillment costs, and a $15.3 million increase in compensation costs as the number of SelectRx members increased 92% over the prior year.

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

The following table presents our marketing and advertising expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Marketing and advertising	$358,858	$301,245	$484,084	19%	(38)%

2024 compared to 2023—Marketing and advertising expenses increased $57.6 million, or 19%, in 2024 compared to 2023, primarily due to a $50.7 million increase in lead costs and a $5.8 million increase in compensation costs for marketing personnel. This increase can be attributed to the increase in MA submitted policies and an increase in customer acquisition costs on a per policy basis.

2023 compared to 2022—Marketing and advertising expenses decreased $182.8 million, or 38%, in 2023 compared to 2022, due to a $173.9 million decrease in lead costs due to the decrease in volume associated with the Company’s updated operating strategy, as well as an $8.6 million decrease in compensation costs. However, there was an increase in marketing efficiency as our CAC per approved policy decreased due to improved agent close rates as a result of increased focus on agent training and development.

Selling, General, and Administrative

Selling, general, and administrative expenses include compensation and benefits costs for staff working in our executive, finance, accounting, recruiting, human resources, administrative, business intelligence, data science, and part of the SelectRx customer onboarding departments. These expenses also include fees paid for outside professional services, including audit, tax, and legal fees and allocations for facilities, telecommunications, and software maintenance costs.

The following table presents our selling, general, and administrative expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selling, general, and administrative	$141,042	$136,518	$100,945	3%	35%

2024 compared to 2023—Selling, general, and administrative expenses increased $4.5 million, or 3%, in 2024 compared to 2023, primarily due to an $11.2 million increase in compensation costs related to the growth of SelectRx, a $6.2 million increase for both financing transaction costs and SelectRx bad debt expense, offset by a $2.0 million decrease in depreciation and amortization and a $17.3 million decrease in long-lived asset impairment expense.

2023 compared to 2022—Selling, general, and administrative expenses increased $35.6 million, or 35%, in 2023 compared to 2022, primarily due to an $18.9 million increase in compensation costs, mostly related to the expansion of SelectRx. Additionally, there was a $14.2 million increase in long-lived asset impairment expense, as described in Notes 3, 4, and 7 to the consolidated financial statements.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Technical development	$33,524	$26,015	$24,729	29%	5%

2024 compared to 2023—Technical development expenses increased $7.5 million, or 29%, in 2024 compared to 2023, primarily due to a $7.3 million increase in compensation costs due to an increase in headcount for technology personnel.

2023 compared to 2022—Technical development expenses increased $1.3 million, or 5%, in 2023 compared to 2022, primarily due to a $2.3 million increase in compensation costs related to our technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest expense, net	$93,551	$80,606	$43,595	16%	85%

2024 compared to 2023—Interest expense increased $12.9 million, or 16%, in 2024 compared to 2023, as a result of higher interest rates during the period. The increase was partially offset by $2.6 million of interest received on our money market account during the period.

2023 compared to 2022—Interest expense increased $37.0 million, or 85%, in 2023 compared to 2022, as a result of interest incurred on the Term Loans due to additional principal outstanding, the amortization and write-off of additional deferred financing costs associated with Senior Secured Credit Facility amendments, as well as higher interest rates during the period. The increase was partially offset by $1.9 million of interest received on our money market account during the period.

Income Taxes

The following table presents our provision for income taxes for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Income tax expense (benefit)	$5,059	$(10,600)	$(92,302)	(148)%	(89)%
Effective tax rate	(17.4)%	15.3%	23.7%

2024 compared to 2023—Income tax expense (benefit) increased $15.7 million, or 148%, in 2024 compared to 2023. For the year ended June 30, 2024, we recognized an income tax expense of $5.1 million, representing an effective tax rate of 17.4%. The differences from our federal statutory tax rate to the effective tax rate were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration. For the year ended June 30, 2023, we recognized an income tax benefit of $10.6 million, representing an effective tax rate of 15.3%. The differences from our federal statutory tax rate to the effective tax rate were primarily related to state income taxes, RSU vestings, executive officer compensation, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

2023 compared to 2022—Income tax benefit decreased $81.7 million, or 89%, in 2023 compared to 2022. For the year ended June 30, 2023, we recognized an income tax benefit of $10.6 million, representing an effective tax rate of 15.3%. The differences from our federal statutory tax rate to the effective tax rate were primarily related to state income taxes, RSU vestings, executive officer compensation, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. For the year ended June 30, 2022, we recognized an income tax benefit of $92.3 million, representing an effective tax rate of 23.7%, with the differences from our federal statutory tax rate to the effective tax rate primarily related to state income taxes.

Segment Information

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). We currently have four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Population Health, and most recently, SelectPatient Management. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products, and Auto & Home primarily sells individual automobile and homeowners’ insurance. We have not aggregated any operating segments together to represent a reportable segment.

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM”) manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net loss plus: (i) interest expense, net; (ii) expense (benefit) for income taxes; (iii) depreciation and amortization; (iv) share-based compensation; (v) goodwill, long-lived asset, and intangible assets impairments; (vi) transaction costs; (vii) loss on disposal of property, equipment, and software, net; and (viii) other non-recurring expenses and income.

Effective July 1, 2024, the Company will realign its reportable segments as a result of the change in strategic direction established for fiscal year 2025. This realignment will consist of removing the Auto & Home business as a reportable segment leaving three reportable segments. This change is a result of the Board of Directors electing to reduce revenue growth for the Auto & Home business, based on the current high rate environment for the industry, our limited resources, and our continued focus on positive cash flow, all of which are challenging us to evaluate resource allocations across the business. With the reduction in revenue growth, the Auto & Home business will no longer meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment and therefore we will be included in Other beginning July 1, 2024. If the environment changes in the future, we will reevaluate the requirements around our reportable segments. The tables presented below have not been adjusted to reflect this change in reportable segments. All prior-period comparative segment information will be recast in the Company’s first quarter of fiscal 2025 Quarterly Report on Form 10-Q to reflect the change in reportable segments.

The following tables present information about the reportable segments for the periods presented. We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services, Life and Auto & Home segments as well as services provided by Life and Auto & Home to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Elims” column in the tables below.

Year Ended June 30, 2024

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Elims	Consolidated
External revenue	$649,232	$478,491	$157,826	$36,227	$—	$1,321,776
Intersegment revenue	6,617	17	104	1	(6,739)	—
Total revenue	$655,849	$478,508	$157,930	$36,228	$(6,739)	$1,321,776

(in thousands)	Senior	Healthcare Services	Life	Auto & Home
Adjusted EBITDA	$166,744	$7,821	$20,164	$14,127

Year Ended June 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Elims	Consolidated
External revenue	$583,271	$252,075	$145,640	$21,862	$—	$1,002,848
Intersegment revenue	6,860	—	192	—	(7,052)	—
Total revenue	$590,131	$252,075	$145,832	$21,862	$(7,052)	$1,002,848

(in thousands)	Senior	Healthcare Services	Life	Auto & Home
Adjusted EBITDA	$155,077	$(22,769)	$23,073	$81

Year Ended June 30, 2022

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Elims	Consolidated
External revenue	$514,429	$70,035	$151,704	$27,877	$—	$764,045
Intersegment revenue	$13,478	$—	$2,269	$4	$(15,751)	$—
Total revenue	$527,907	$70,035	$153,973	$27,881	$(15,751)	$764,045

(in thousands)	Senior	Healthcare Services	Life	Auto & Home
Adjusted EBITDA	$(161,702)	$(32,097)	$(129)	$5,433

The following table depicts the disaggregation of revenue by segment and product for the years ended June 30:

(dollars in thousands)	2024	$	%	2023	$	%	2022
Senior:
Medicare advantage commissions	$569,648	$69,147	14%	$500,501	$91,411	22%	$409,090
Medicare supplement commissions	3,026	1,358	81%	1,668	(3,556)	(68)%	5,224
Prescription drug plan commissions	1,485	972	189%	513	683	(402)%	(170)
Dental, vision, and health commissions	4,252	397	10%	3,855	(11,201)	(74)%	15,056
Other commissions	2,474	(223)	(8)%	2,697	(5,127)	(66)%	7,824
Other services	74,964	(5,933)	(7)%	80,897	(9,986)	(11)%	90,883
Total Senior revenue	655,849	65,718	11%	590,131	62,224	12%	527,907
Healthcare Services:
Pharmacy	464,853	225,306	94%	239,547	180,087	303%	59,460
Other services	13,655	1,127	9%	12,528	1,953	19%	10,575
Total Healthcare Services revenue	478,508	226,433	90%	252,075	182,040	260%	70,035
Life:
Term commissions	73,980	3,886	6%	70,094	4,555	7%	65,539
Final expense commissions	64,138	7,650	14%	56,488	(11,807)	(17)%	68,295
Other services	19,812	562	3%	19,250	(889)	(4)%	20,139
Total Life revenue	157,930	12,098	8%	145,832	(8,141)	(5)%	153,973
Auto & Home:
Commissions	35,244	14,794	72%	20,450	(5,401)	(21)%	25,851
Other services	984	(428)	(30)%	1,412	(618)	(30)%	2,030
Total Auto & Home revenue	36,228	14,366	66%	21,862	(6,019)	(22)%	27,881
Eliminations:
Commissions	(2,567)	229	(8)%	(2,796)	6,395	(70)%	(9,191)
Other services	(4,172)	84	(2)%	(4,256)	2,304	(35)%	(6,560)
Total Elimination revenue	(6,739)	313	(4)%	(7,052)	8,699	(55)%	(15,751)
Total Commissions and other services revenue	856,923	93,622	12%	763,301	58,716	8%	704,585
Total Pharmacy revenue	464,853	225,306	94%	239,547	180,087	303%	59,460
Total Revenue	$1,321,776	$318,928	32%	$1,002,848	$238,803	31%	$764,045

Revenue by Segment

2024 compared to 2023—Revenue from our Senior segment was $655.8 million for the year ended June 30, 2024, a $65.7 million, or 11%, increase compared to revenue of $590.1 million for the year ended June 30, 2023. The increase was due to a $71.7 million, or 14%, increase in commissions revenue, offset by a $5.9 million decrease in other services revenue.

Revenue from Healthcare Services was $478.5 million for the year ended June 30, 2024, a $226.4 million, or 90%, increase compared to revenue of $252.1 million for the year ended June 30, 2023, primarily due to a $225.3 million increase in SelectRx pharmacy revenue.

Revenue from our Life segment was $157.9 million for the year ended June 30, 2024, a $12.1 million, or 8%, increase compared to revenue of $145.8 million for the year ended June 30, 2023, primarily due to an $11.5 million increase in commissions revenue and a $0.6 million increase in other services revenue.

Revenue from our Auto & Home segment was $36.2 million for the year ended June 30, 2024, a $14.4 million, or 66%, increase compared to revenue of $21.9 million for the year ended June 30, 2023, primarily due to a $14.8 million increase in commissions revenue.

2023 compared to 2022—Revenue from our Senior segment was $590.1 million for the year ended June 30, 2023, a $62.2 million, or 12%, increase compared to revenue of $527.9 million for the year ended June 30, 2022. The increase was due to a $72.2 million, or 17%, increase in commissions revenue, offset by a $10.0 million decrease in other services revenue.

Revenue from Healthcare Services was $252.1 million for the year ended June 30, 2023, a $182.0 million, or 260%, increase compared to revenue of $70.0 million for the year ended June 30, 2022, primarily due to a $180.1 million increase in SelectRx pharmacy revenue.

Revenue from our Life segment was $145.8 million for the year ended June 30, 2023, a $8.1 million, or 5%, decrease compared to revenue of $154.0 million for the year ended June 30, 2022, primarily due to a $7.3 million decrease in commissions revenue.

Revenue from our Auto & Home segment was $21.9 million for the year ended June 30, 2023, a $6.0 million, or 22%, decrease compared to revenue of $27.9 million for the year ended June 30, 2022. The decrease was primarily due to a $5.4 million decrease in commissions revenue which was a result of a $10.4 million change in estimate related to the mutual termination of a contract with a certain Auto & Home carrier to restructure the book of business for that carrier.

Adjusted EBITDA by Segment

2024 compared to 2023—–Adjusted EBITDA from our Senior segment was $166.7 million for the year ended June 30, 2024, a $11.7 million, or 8%, increase compared to Adjusted EBITDA of $155.1 million for the year ended June 30, 2023. The increase was due to a $65.7 million increase in revenue offset by a $54.1 million increase in operating costs and expenses, primarily due to a $43.1 million increase in marketing and advertising costs and a $12.2 million increase in compensation costs.

Adjusted EBITDA from Healthcare Services was $7.8 million for the year ended June 30, 2024, a $30.6 million increase compared to Adjusted EBITDA of $(22.8) million for the year ended June 30, 2023. The increase was due to a $226.4 million increase in revenue, offset by a $195.8 million increase in operating costs and expenses primarily as a result of a $158.9 million increase in medication costs and a $8.0 million increase in fulfillment costs in support of the growth of SelectRx.

Adjusted EBITDA from our Life segment was $20.2 million for the year ended June 30, 2024, a $2.9 million, or 13%, decrease compared to Adjusted EBITDA of $23.1 million for the year ended June 30, 2023. The decrease in Adjusted EBITDA was due to a $15.0 million increase in operating costs and expenses primarily due to a $6.6 million increase in compensation costs and a $7.8 million increase in marketing and advertising costs. The decrease in operating costs and expenses was offset by a $12.1 million increase in revenue as discussed above.

Adjusted EBITDA from our Auto & Home segment was $14.1 million for the year ended June 30, 2024, a $14.0 million increase compared to Adjusted EBITDA of $0.1 million for the year ended June 30, 2023. The increase in Adjusted EBITDA was due to a $14.4 million increase in revenue offset by a $0.3 million increase in operating costs and expenses due to a $1.3 million increase in compensation costs.

2023 compared to 2022—Adjusted EBITDA from our Senior segment was $155.1 million for the year ended June 30, 2023, a $316.8 million, or 196%, increase compared to Adjusted EBITDA of $(161.7) million for the year ended June 30, 2022. The increase was due to a $62.2 million increase in revenue and a $254.6 million decrease in operating costs and expenses primarily due to a $157.1 million reduction in marketing and advertising costs, a $73.4 million reduction in compensation costs, and a $11.2 million reduction in licensing fees.

Adjusted EBITDA from Healthcare Services was $(22.8) million for the year ended June 30, 2023, a $9.3 million increase compared to Adjusted EBITDA of $(32.1) million for the year ended June 30, 2022. The increase was due to a $182.0 million increase in revenue as discussed above, offset by a $172.7 million increase in operating costs and expenses primarily as a result of a $134.8 million increase in medication costs, a $27.0 million increase in compensation costs, and a $6.4 million increase in fulfillment costs, due to the growth of Healthcare Services.

Adjusted EBITDA from our Life segment was $23.1 million for the year ended June 30, 2023, a $23.2 million, or 17986%, increase compared to Adjusted EBITDA of $(0.1) million for the year ended June 30, 2022. The increase in Adjusted EBITDA was due to a $31.3 million decrease in operating costs and expenses primarily due to a $26.8 million reduction in marketing and advertising costs and a $3.7 million reduction in compensation costs. The decrease in operating costs and expenses was offset by a $8.1 million decrease in revenue as discussed above.

Adjusted EBITDA from our Auto & Home segment was $0.1 million for the year ended June 30, 2023, a $5.4 million, or 99%, decrease compared to Adjusted EBITDA of $5.4 million for the year ended June 30, 2022. The decrease in Adjusted EBITDA was due to a $6.0 million decrease in revenue as discussed above The decrease was offset by a $0.7 million decrease in operating costs and expenses due to a $1.1 million reduction in marketing and advertising costs, offset by an increase in fulfillment costs of $0.4 million.

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

We do not expect to generate sufficient cash flows from operations to enable us to repay all outstanding amounts under the Senior Secured Credit Facility at the time of its maturity on September 15, 2025. If we are unable to secure additional financing from outside sources or otherwise refinance the Senior Secured Credit Facility, we will need to obtain additional capital through other means, including by selling one or more material assets or substantially reducing the scope of certain of our operations. If we are unable to satisfy our repayment obligations under the Senior Secured Credit Facility or maintain compliance with the covenants therein, we may be in default, which would significantly affect our liquidity.

As of June 30, 2024 and June 30, 2023, our cash and cash equivalents totaled $42.7 million and $83.2 million, respectively. Additionally, the following table presents a summary of our cash flows for the years ended June 30:

(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$15,236	$(19,377)	$(338,314)
Net cash used in investing activities	(14,846)	(9,125)	(42,576)
Net cash (used in) provided by financing activities	(40,856)	(29,339)	235,433

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

Year Ended June 30, 2024—Net cash provided by operating activities was $15.2 million, consisting of net loss of $34.1 million, adjustments for non-cash items of $68.9 million, and cash used in operating assets and liabilities of $19.5 million. Adjustments for non-cash items primarily consisted of $25.0 million of depreciation and amortization, $13.8 million of share-based compensation expense, $19.6 million of accrued interest payable in kind on the Term Loans, $6.1 million of amortization of debt issuance costs and debt discount, $2.3 million of non-cash lease expense, and $1.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $40.8 million in commissions receivable, due to a 6% increase in approved policies for the year, a decrease of $4.9 million of operating lease liabilities and an increase of $2.0 million in other assets, all partially offset by an increase of $7.3 million in accounts payable and accrued expenses, related to an increase in revenue, an increase of $15.6 million in other liabilities, primarily related to an $6.4 million increase in our contract liability, and a $7.4 million increase in accrued compensation and benefits, related to our increased headcount, and a decrease of $5.2 million in accounts receivable, net, related to cash collections to date.

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

Year Ended June 30, 2024—Net cash used in investing activities of $14.8 million was due to $8.3 million in purchases of software and capitalized internal-use software development costs and $3.4 million of purchases of property and equipment, primarily equipment utilized in SelectRx operations to support its expansion, leasehold improvements, and computer equipment. Additionally, we spent $3.4 million to acquire an existing chronic care management platform, which was used to launch SPM.

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

Acquisitions

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

On April 2, 2024, we acquired an existing chronic care management platform for an aggregate purchase price of $4.0 million, as set forth in the Membership Interest Purchase Agreement, of which $3.4 million was paid in cash at the closing of the transaction. This acquisition resulted in $0.3 million of goodwill and $3.3 million of intangibles related to proprietary technology.

Refer to Note 2 to the consolidated financial statements for further details concerning material acquisitions.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of debt and equity and proceeds and payments related to stock-based compensation.

Year Ended June 30, 2024—Net cash used in financing activities of $40.9 million was primarily due $38.9 million of principal payments on the Term Loans.

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

Senior Secured Credit Facility

We entered into the Senior Secured Credit Facility to provide access to cash, in a variety of methods, when necessary to fund the operations of the business. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2024. As of June 30, 2024, there was $688.2 million outstanding under the Term Loans. Refer to Note 10 to the consolidated financial statements for further details.

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

Critical Accounting Estimates

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

An accounting estimate is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting estimates we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition for commissions revenue, commissions receivable, accounting for income taxes, share-based compensation, and the impairment of intangible assets and goodwill.

Commission Revenue Recognition and Commissions Receivable

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. Persistency is the estimate of policies expected to renew each year and renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated duration of expected renewals used in the calculation of LTV is ten years, prior to the application of persistency estimates. Effective for policies sold during the three months ended December 31, 2021, and thereafter, the Company increased the product specific constraint for our largest product, Medicare Advantage, from 6% to 15%. The assumptions used in the Company’s calculation of renewal commission revenue are based on a combination of the Company’s historical experience for renewals, lapses, and payment data; available insurance carrier data; other industry or consumer behavior patterns; and expectations for future retention rates. The estimate of variable consideration is recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivables is subsequently resolved when the policy renews or lapses. The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTV’s as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

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

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”), in accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. ASC 740 requires a “more-likely-than-not” (“MLTN”) threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is an objective source of future income that can be used to support the realizability of the Company’s deferred tax assets. The Company has established a valuation allowance on certain deferred tax assets associated with federal and state specific net operating losses (“NOL”) and credits that are not more likely than not to be realized. The Company believes all other deferred tax assets outside of the certain deferred tax asset related to federal and state credits where a valuation allowance has been established are more likely than not to be recognized.

Share-Based Compensation

We recognize share-based compensation expense in the consolidated statements of comprehensive loss based on the fair value of our stock-based awards over their respective vesting periods, depending on the plan. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model. The expected term for stock options granted is determined using the simplified method, which deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price, however, we do not expect to pay any dividends in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using historical stock prices for a combination of publicly traded peer group companies and our stock price. The estimated grant date fair value of our PVU’s are estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments. The estimated attainment of performance-based awards and related expense is based on the expectations of target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance or market based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

Impairment of Long-Lived Assets and Goodwill

The Company has the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative test is then performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of a reporting unit is greater than its estimated fair value, goodwill is written down by the excess amount, limited to the total amount of goodwill allocated to that reporting unit.

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

There were no goodwill impairment charges recorded for the years end June 30, 2024 and June 30, 2023, as the fair value of the reporting unit significantly exceeded the carrying value. As a result of our annual goodwill impairment test as of April 1, 2022, the Company recorded $44.6 million in goodwill impairment in the consolidated statement of comprehensive loss for the year ended June 30, 2022. Refer to Note 7 to the consolidated financial statements for additional details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our business, financial condition, and results of operations are not materially affected by foreign currency exchange rates, inflationary pressures, and commodity price fluctuations. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2024, 2023, and 2022, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2024, two insurance carrier customers accounted for 32% and 23% of total accounts and commissions receivable. As of June 30, 2023, two insurance carrier customers accounted for 31% and 22% of total accounts and commissions receivable. As of June 30, 2022, three insurance carrier customers accounted for 29%, 20%, and 14% of total accounts and commissions receivable.

Interest Rate Risk

As of June 30, 2024, we had cash of $42.4 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $0.3 million deposited in a money market account with one of those banks. As of June 30, 2023, we had cash of $51.2 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $31.9 million deposited in a money market account with one of those banks. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commission Revenue – Medicare Advantage Renewal Commissions – Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company earns commission revenue from the sale of insurance policies to consumers on behalf of its customers, the insurance carriers. The transaction price is determined when the performance obligation is satisfied upon the initial sale of the insurance policy by estimating the lifetime value (“LTV”). The LTV is an estimate of the commissions to be collected over the life of an approved policy, consisting of the commission due in the year the policy is first effective and an estimate of commissions due upon each subsequent policy renewal (“renewal commissions”), and does not include consideration related to production bonuses or marketing development funds. The Company recognized commission revenue from Medicare Advantage (“MA”) products as included in the Senior segment. MA renewal commissions are considered variable consideration and require significant judgment based on management assumptions for persistency, renewal year provision, and constraint. The Company earns commission revenue from the sale of insurance policies to consumers on behalf of its customers, the insurance carriers. The transaction price is determined when the performance obligation is satisfied upon the initial sale of the insurance policy by estimating the lifetime value (“LTV”). The LTV is an estimate of the commissions to be collected over the life of an approved policy, consisting of the commission due in the year the policy is first effective and an estimate of commissions due upon each subsequent policy renewal (“renewal commissions”), and does not include consideration related to production bonuses or marketing development funds. The Company recognized commission revenue from Medicare Advantage (“MA”) products as included in the Senior segment. MA renewal commissions are considered variable consideration and require significant judgment based on management assumptions for persistency, renewal year provision, and constraint. The Company reassesses the estimate of variable consideration each reporting period using cash receipts, actual renewal data, and historical data to identify trends and updates the estimate when sufficient evidence indicates management’s assumptions have changed. The differences in cash received for current period renewals are recorded as adjustments (“cohort adjustments”) as the underlying uncertainty is resolved. The cohort adjustments and changes in assumptions are used to update the estimate of remaining variable consideration (“tail adjustments”).

We identified MA renewal commissions as a critical audit matter because of the significant judgment necessary to audit management’s assumptions used in the estimate of variable consideration. This required a high degree of auditor judgment and extensive audit effort due to the complexity of the methodology and volume of transactions when performing procedures to audit management’s assumptions for persistency, renewal year provision, and constraint and in evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimate of variable consideration for MA renewal commissions and management’s assumptions for persistency, renewal year provision, and constraint included the following, among others:
•We tested the effectiveness of internal controls related to the estimate of variable consideration for MA renewal commissions, including those related to the selection of persistency, renewal year provision, and constraint assumptions.
•We tested the effectiveness of internal controls related to the completeness and accuracy of the policy data used by management in determining persistency and renewal year provision assumptions.
•We performed recalculations of persistency assumptions and variable consideration to test the accuracy and reasonableness of management’s methodology for estimating MA renewal commissions.
•We obtained confirmations from the insurance carriers to test the policy status for MA policies used by management in determining persistency assumptions.
•We performed a retrospective analysis of the historical renewal year provision assumptions based on actual lapse trends and developed an expectation of the renewal year provision to test the reasonableness of management’s renewal year provisions assumptions.
•We evaluated the reasonableness of management’s constraint assumption applied to MA renewal commissions.
•We developed an expectation of the variable consideration for MA policies as of year-end and compared it to the estimate used in management’s year-end reassessment.
•We tested management’s calculation of cohort and tail adjustments for MA renewal commissions and assessed the reasonableness of the methodology

/s/ Deloitte & Touche LLP

Kansas City, Missouri
September 13, 2024

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,690	$83,156
Accounts receivable, net of allowances of $8.2 million and $2.7 million, respectively	150,035	154,565
Commissions receivable-current	119,871	111,148
Other current assets	20,327	14,355
Total current assets	332,923	363,224
COMMISSIONS RECEIVABLE—Net	761,446	729,350
PROPERTY AND EQUIPMENT—Net	18,973	27,452
SOFTWARE—Net	13,978	14,740
OPERATING LEASE RIGHT-OF-USE ASSETS	23,437	23,563
INTANGIBLE ASSETS—Net	10,194	10,200
GOODWILL	29,438	29,136
OTHER ASSETS	3,519	21,586
TOTAL ASSETS	$1,193,908	$1,219,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,587	$27,577
Accrued expenses	16,904	16,993
Accrued compensation and benefits	57,594	49,966
Operating lease liabilities—current	4,709	5,175
Current portion of long-term debt	45,854	33,883
Contract liabilities	8,066	1,691
Other current liabilities	4,873	1,972
Total current liabilities	174,587	137,257
LONG-TERM DEBT, NET—less current portion	637,480	664,625
DEFERRED INCOME TAXES	37,478	39,581
OPERATING LEASE LIABILITIES	25,685	27,892
OTHER LIABILITIES	1,877	2,926
Total liabilities	877,107	872,281
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 169,384,757 and 166,867,240 shares issued and outstanding as of June 30, 2024 and 2023, respectively	1,694	1,669
Additional paid-in capital	580,764	567,266
Accumulated deficit	(269,769)	(235,644)
Accumulated other comprehensive income	4,112	13,679
Total shareholders’ equity	316,801	346,970
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,193,908	$1,219,251

See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended June 30,
	2024	2023	2022
REVENUE:
Commissions and other services	$856,923	$763,301	$704,585
Pharmacy	464,853	239,547	59,460
Total revenue	1,321,776	1,002,848	764,045
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	318,798	301,524	391,528
Cost of goods sold—pharmacy revenue	405,004	225,963	64,172
Marketing and advertising	358,858	301,245	484,084
Selling, general, and administrative	141,042	136,518	100,945
Technical development	33,524	26,015	24,729
Goodwill impairment	—	—	44,596
Total operating costs and expenses	1,257,226	991,265	1,110,054
INCOME (LOSS) FROM OPERATIONS	64,550	11,583	(346,009)
INTEREST EXPENSE, NET	(93,551)	(80,606)	(43,595)
OTHER EXPENSE, NET	(65)	(121)	(202)
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(29,066)	(69,144)	(389,806)
INCOME TAX EXPENSE (BENEFIT)	5,059	(10,600)	(92,302)
NET LOSS	$(34,125)	$(58,544)	$(297,504)

NET LOSS PER SHARE:
Basic	$(0.20)	$(0.35)	$(1.81)
Diluted	$(0.20)	$(0.35)	$(1.81)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	168,519	166,140	164,042
Diluted	168,519	166,140	164,042

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Change in cash flow hedge	$(9,567)	$1,963	$11,487
OTHER COMPREHENSIVE INCOME (LOSS)	(9,567)	1,963	11,487
COMPREHENSIVE LOSS	$(43,692)	$(56,581)	$(286,017)
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2021	163,510	$1,635	$544,771	$120,404	$229	$667,039
Net loss	—	—	—	(297,504)	—	(297,504)
Gain on cash flow hedge, net of tax	—	—	—	—	10,869	10,869
Amount reclassified into earnings, net of tax	—	—	—	—	618	618
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	349	3	1,293	—	—	1,296
Issuance of common stock pursuant to employee stock purchase plan	467	5	1,877	—	—	1,882
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	126	1	(148)	—	—	(147)
Share-based compensation expense	—	—	7,052	—	—	7,052
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(58,544)	—	(58,544)
Gain on cash flow hedge, net of tax	—	—	—	—	8,974	8,974
Amount reclassified into earnings, net of tax	—	—	—	—	(7,011)	(7,011)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,139	12	627	—	—	639
Issuance of common stock pursuant to employee stock purchase plan	877	9	539	—	—	548
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	399	4	(45)	—	—	(41)
Share-based compensation expense	—	—	11,300	—	—	11,300
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(34,125)	—	(34,125)
Gain on cash flow hedge, net of tax	—	—	—	—	1,214	1,214
Amount reclassified into earnings, net of tax	—	—	—	—	(10,781)	(10,781)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	47	—	81	—	—	81
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,471	25	(399)	—	—	(374)
Share-based compensation expense	—	—	13,816	—	—	13,816
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,125)	$(58,544)	$(297,504)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	24,998	27,881	24,724
Goodwill impairment	—	—	44,596
Loss on disposal of property, equipment, and software	536	754	1,458
Impairment of long-lived assets	—	17,332	3,147
Share-based compensation expense	13,816	11,310	7,052
Deferred income taxes	1,163	(11,176)	(92,716)
Amortization of debt issuance costs and debt discount	6,142	8,676	5,461
Write-off of debt issuance costs	293	710	—
Accrued interest payable in kind	19,577	12,015	—
Non-cash lease expense	2,349	4,185	4,067
Changes in operating assets and liabilities:
Accounts receivable, net	5,203	(24,817)	(25,749)
Commissions receivable	(40,819)	(1,872)	7,271
Other assets	(1,967)	169	(10,915)
Accounts payable and accrued expenses	7,347	(3,649)	(4,464)
Operating lease liabilities	(4,897)	(5,643)	(5,143)
Other liabilities	15,620	3,292	401
Net cash provided by (used in) operating activities	15,236	(19,377)	(338,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,382)	(1,447)	(24,798)
Proceeds from sales of property and equipment	253	—	—
Purchases of software and capitalized software development costs	(8,284)	(7,678)	(9,851)
Acquisition of business	(3,433)	—	(6,927)
Investment in equity securities	—	—	(1,000)
Net cash used in investing activities	(14,846)	(9,125)	(42,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	—	—	50,000
Payments on Revolving Credit Facility	—	—	(50,000)
Net proceeds from Term Loans	—	—	242,000
Payments on Term Loans	(38,883)	(17,833)	(3,585)
Payments on other debt	(149)	(158)	(184)
Proceeds from common stock options exercised and employee stock purchase plan	81	1,187	3,179
Payments of tax withholdings related to net share settlement of equity awards	(374)	(40)	(148)
Payments of debt issuance costs	(1,531)	(10,110)	(328)
Payment of acquisition holdback	—	(2,385)	(5,501)
Net cash (used in) provided by financing activities	(40,856)	(29,339)	235,433
NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,466)	(57,841)	(145,457)
CASH AND CASH EQUIVALENTS—Beginning of year	83,156	140,997	286,454
CASH AND CASH EQUIVALENTS—End of year	$42,690	$83,156	$140,997

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(67,037)	$(59,025)	$(38,043)
Payment of income taxes, net	(594)	(306)	(169)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	1,697	273	655
See accompanying notes to consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for selling insurance policies and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and also includes a small lead generation business, InsideResponse, LLC (“InsideResponse”). SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx, Population Health, and most recently, SelectPatient Management (“SPM”). SelectRx is a Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management. Population Health uses data from personal Health Risk Assessments completed by our agents (“HRAs) to connect the consumer to the relevant health-related service, like SelectRx, SPM, or one of our many health-related partners. SelectPatient Management, launched in 2024 from the acquisition of an existing chronic care management platform, helps patients navigate their chronic conditions and manage them using a comprehensive treatment plan.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2024. During the year ended June 30, 2024, the Company consolidated the reported revenue lines on the consolidated financial statements to present revenue in two categories, services and products. As a result of this change, the revenue previously included in “Other revenue” on the consolidated statements of comprehensive loss was reclassified into “Commissions and other service revenue”. Prior year financial statements and disclosures were reclassified to conform to these changes in presentation. These reclassifications had no impact on net income, shareholders’ equity or cash flows as previously reported. Results from operations related to entities acquired during the periods covered by the consolidated financial statements are reflected from the effective date of acquisition.

Our fiscal year ends on June 30. References in this Annual Report to a particular “year,” “fiscal,” “fiscal year,” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.

Seasonality—Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D Prescription Drug coverage for the following year during the Medicare annual enrollment period (“AEP”) in October through December and are allowed to switch plans from an existing plan during the open enrollment period (“OEP”) in January through March each year. As a result, the Senior segment’s revenue is highest in the second and third quarters.

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

Business Combinations—The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets, liabilities, and goodwill acquired in a business combination to be recorded at full fair value at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumptions that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Refer to Note 2 of the consolidated financial statements for further details.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2024, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2024, two insurance carrier customers accounted for 32% and 23% of total accounts and commissions receivable. As of June 30, 2023, two insurance carrier customers accounted for 31% and 22% of total accounts and commissions receivable.

For the year ended June 30, 2024, three insurance carriers customers accounted for 30%, 17%, and 16% of total revenue. For the year ended June 30, 2023, two insurance carrier customers accounted for 33% and 20% of total revenue. For the year ended June 30, 2022, three insurance carrier customers accounted for 18% 17%, and 12% of total revenue.

Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation. Finance lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive loss. Depreciation is computed using the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

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

Revenue Recognition—The Company has two revenue streams: commissions and other services revenue and pharmacy revenue. The Company recognizes revenue when a customer obtains control of promised goods or services and recognizes an amount that reflects the consideration that an entity expects to be entitled to in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Commissions and Other Services Revenue

Contracts with Customers—The Company earns commissions revenue from the sale of insurance policies, both in the first year the policy is sold and, when applicable, when the underlying policyholder renews their policy in subsequent years, as presented in the consolidated statements of comprehensive loss as commission and other services revenue. The Company’s primary customers are the insurance carriers that it contracts with to sell insurance policies on their behalf. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. We review individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration. Additionally, the insurance carriers have the ability to amend provisions in the contracts relating to the commission rates paid to the Company for new policies sold. The Company’s contracts with customers for commissions revenue contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price. For certain contracts, the Company receives upfront commission payments from carrier customers for policies to be brokered in the next selling season. These upfront payments are recorded as contract liabilities and subsequently recognized as revenue in the period the performance obligations are satisfied. These upfront payment arrangements do not include future renewal commissions.

Significant Judgments—The accounting estimates related to the recognition of revenue require the Company to make judgments regarding the determination of performance obligations and numerous assumptions in the determination of the transaction price. In determining the amounts of revenue to recognize, the Company considers the following:

•Determination of Performance Obligations—The Company reviews each contract with customers to determine what promises the Company must deliver and which of these promises are capable of being distinct and are distinct in the context of the contract. The delivery of new policies to the insurance carriers is the only material promise specified within the contracts. After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. The Company’s contracts do not include downstream policyholder activities such as claims support or payment collection services. While the primary promise is the sale of policies, some contracts include the promise to provide administrative services to policyholders on behalf of the insurance carrier such as responding to policyholder inquiries regarding coverage or providing proof of insurance. The Company has concluded that while these administrative services may be distinct, they are immaterial in the context of the contract.

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

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. The most sensitive assumption in the model is persistency, which is the estimate of policies expected to renew each year. Renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated duration of expected renewals used in the calculation of LTV is ten years, prior to the application of persistency estimates. Effective for policies sold during the three months ended December 31, 2021, and thereafter, the Company increased the product specific constraint for MA from 6% to 15%.

The assumptions used in the Company’s calculation of renewal commission revenue are based on a combination of the Company’s historical experience for renewals, lapses, and payment data; available insurance carrier data; other industry or consumer behavior patterns; and expectations for future retention rates. The estimate of variable consideration is recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with future commissions receivables is subsequently resolved when the policy renews or lapses. The Company monitors and updates this estimate of transaction price at each reporting period.

•Reassessment of the Transaction Price—The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTV’s as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

Timing of Recognition—The Company recognizes revenue for both first year and renewal commissions when it has completed its performance obligation, which is at different milestones for each segment based on the contractual enforceable rights, the Company’s historical experience, and established customer business practices:

•Senior—Commissions revenue is recognized at the time the carrier has acknowledged the policy. Carrier acknowledgement of the policy may be received as either carrier approval, payment of commission, or the policy becoming effective.
•Life—Term commissions revenue is recognized when the insurance carrier has approved the policy sold and payment information has been obtained from the policyholder. Final expense commissions revenue is recognized when the carrier provides confirmation the policy is active.

•Auto & Home—Commissions revenue is recognized when the policy sold becomes effective.

In addition to the commissions revenue, the Company earns two additional forms of revenue from its insurance carrier customers for the sale of new policies, which are included in commissions and other services revenue: 1) production bonuses, which are generally based on attaining predetermined target sales levels and are paid at the end of an agreed-upon measurement period and 2) marketing development funds, which are used as additional compensation and incentive to drive incremental policy sales for certain insurance carrier customers and are typically paid upfront to be used for lead generation activities during the agreed-upon measurement period (e.g. AEP for Senior).

The transaction price for production bonus is the agreed-upon contractual total production bonus to be paid by the insurance carrier at the end of the measurement period. The Company recognizes revenue from production bonuses as policies are sold based upon the agreed-upon targets in the customer contracts, using contractual amounts and forecast data to project the volume for the measurement period and record revenue proportionally as policies are sold. Therefore, the estimates of revenue for production bonuses are considered variable consideration, but the uncertainty around the variable consideration is typically resolved within a reporting period due to the nature of the production bonus contracts. Due to this, there are not significant judgments required in recognizing production bonus revenue.

The contract language can vary in the Company’s marketing development funds contracts, however, the promise to the customer is for the Company to deliver new policies. The Company’s performance obligation is fulfilled and revenue is recognized when policies are sold. This portion of the transaction price is fixed and is generally paid in advance. In such cases, a contract liability is recognized when consideration is received and revenue is recognized thereafter as policies are sold during the agreed-upon measurement period (typically one fiscal quarter). Some marketing development funds contracts will contain policy sales minimums, and in these instances revenue is recognized in the same manner as production bonuses. The difference between the upfront payment and the unmet performance obligation represents a contract liability, which is presented in contract liabilities in the consolidated balance sheets.

Commissions and other services revenue also includes revenue from Population Health, which is recognized when the performance obligation has been met, which is at different times for our various services (e.g. the HRA has been performed or a transfer has been made to a health-related partner), the transaction price is known based on volume and contractual prices, and we have no further performance obligations. Revenue for SPM is generally recognized upon completion of the services to coordinate care across providers and support patient accountability. The transaction price per patient is contractual and services are documented and shared with providers to support each month’s billing. Lead generation revenue for InsideResponse is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery.

Pharmacy Revenue

Pharmaceutical sales revenue from SelectRx is recognized upon shipment of an order to a customer (the patient ordering the medication). At the time of shipment, the Company has performed its one performance obligation and collectability is probable. The Company is legally prohibited from accepting returned pharmaceuticals or re-shipping orders except in limited circumstances. Orders not successfully delivered are evaluated each period and recorded against revenue. There are no future revenue streams or variable consideration associated as the transaction price is fixed at time of shipment, and any subsequent new order is its own performance obligation. Furthermore, as the customer has the ability to direct the use of the asset and substantially all of the remaining benefits of the asset have been transferred to the customer upon shipment, that is when revenue is recognized.

Accounts Receivable, net—Accounts receivable, net primarily represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed and for production bonus revenue that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments yet to be received from the insurance carriers. Accounts receivable, net also includes trade receivables from Healthcare Services primarily due to pharmacy sales to customers who are covered by third-party payers (e.g., pharmacy benefit managers, insurance companies, and governmental agencies), and are stated net of allowance for credit losses. The Company recorded an allowance for credit losses as of June 30, 2024 and 2023, of $8.2 million and $2.7 million, respectively. We estimate an allowance for credit losses using historical actual payment information, as well as current information available to us about our customers and relevant market information that may impact our customers and their ability to pay us. Our estimated exposure of default is determined by applying these internal and external data sources to our receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and are included in selling, general, and administrative expenses in the consolidated statements of comprehensive loss. The Company recorded write-offs of $1.4 million, $0.6 million, and $0.0 million during the years ended June 30, 2024, 2023, and 2022, respectively.

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

Cost of Commissions and Other Services Revenue—Cost of services revenue represents the direct costs associated with fulfilling our obligations to our customers in Senior, Life, Auto & Home, and Healthcare Services (excluding SelectRx discussed below), primarily compensation, benefits, and licensing for sales agents, customer success agents, fulfillment specialists, and others directly engaged in serving customers. It also includes allocations for facilities, telecommunications, and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications.

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

Inventory—Inventory consists of SelectRx pharmaceuticals, which are carried at the lower of cost (weighted average cost) or net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Inventory is included in other current assets in the consolidated balance sheets.

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

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $294.7 million, $242.5 million, and $418.0 million for the years ended June 30, 2024, 2023, and 2022, respectively.

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

Comprehensive Loss —Comprehensive loss is comprised of net loss and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, less amounts reclassified into earnings.

Recent Accounting Pronouncements Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update 1) require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, 2) require disclosure of other segment items by reportable segment and a description of the composition of other segment items 3) require annual disclosures to also be provided in interim periods, 4) clarify use of more than one measure of segment profit or loss by the CODM, 5) require that the title of the CODM be disclosed and an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and 6) require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

2.ACQUISITIONS

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company allocates the fair value of purchase consideration to the tangible assets, liabilities, and intangible assets acquired based on fair values. Any excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. Based on the valuation inputs, the Company has recorded assets acquired and liabilities assumed according to the following fair value hierarchy:

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

The Company has completed the following material acquisitions during the periods disclosed:

Express Med Pharmaceuticals—On April 30, 2021, the Company acquired 100% of the outstanding shares of Express Med Pharmaceuticals, Inc., now SelectRx, a PCPH accredited pharmacy, for an aggregate purchase price of up to $24.0 million as set forth in the Stock Purchase Agreement dated April 30, 2021. The aggregate purchase price of up to $24.0 million was comprised of $17.5 million in cash paid at the closing of the transaction, an additional $2.5 million of holdback for indemnification claims, if any, and an earnout of up to $4.0 million, if any. The earnout of up to $4.0 million was comprised of two separate provisions. During the year ended June 30, 2023, the Company paid the first and second earnout provisions of $3.0 million and $1.0 million, respectively, as well as the remaining holdback, net of adjustments, of $2.4 million. At the date of acquisition, the fair value of net tangible assets acquired, excluding property and equipment, approximated their carrying value. The property and equipment was valued primarily using the cost and sales comparison approach to value. For the proprietary software acquired, the replacement cost method under the cost approach was used, estimating the cost to rebuild the software. The non-compete agreement was valued using the income approach, and the customer relationships were valued using the multiple period excess earnings method. As such, all aforementioned intangible assets were valued using Level 3 inputs. Goodwill resulting from the transaction constitutes the excess of the consideration paid over the fair values of the assets acquired and liabilities assumed and primarily represents the additional value of the synergies of combining the SelectRx business with the Company's technology and existing customer base. This acquired goodwill is allocated to the Healthcare Services reporting unit, which is also a reportable segment, and $16.3 million is deductible for tax purposes after adding back acquisition costs and settling the remaining holdback. The Company is amortizing the intangible assets acquired on a straight-line basis over their estimated remaining lives, ranging from one to five years.

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

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following as of June 30:

(in thousands)	2024	2023
Computer hardware	$18,036	$20,970
Machinery and equipment(1)	16,451	14,825
Leasehold improvements	18,870	20,422
Furniture and fixtures	4,705	4,591
Work in progress	308	338
Total	58,370	61,146
Less accumulated depreciation	(39,397)	(33,694)
Property and equipment—net	$18,973	$27,452
(1) Includes financing lease right-of-use assets.

Work in progress as of June 30, 2024, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Work in progress as of June 30, 2023, primarily represents computer equipment and machinery not yet put into service and not yet being depreciated. Depreciation expense for the years ended June 30, 2024, 2023, and 2022, was $12.8 million, $14.5 million, and $11.8 million, respectively. In addition, during the year ended June 30, 2023, the Company recorded a net impairment charge to the Senior segment of $0.7 million for computer equipment that was determined to have a carrying value less than the fair market value.

4.SOFTWARE—NET

Software—net consisted of the following as of June 30:

(in thousands)	2024	2023
Software	$28,287	$35,945
Work in progress	78	143
Total	28,365	36,088
Less accumulated amortization	(14,387)	(21,348)
Software—net	$13,978	$14,740

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the years ended June 30, 2024, 2023, and 2022, the Company capitalized internal-use software and website development costs of $8.4 million, $7.8 million, and $8.4 million, respectively, and recorded amortization expense of $8.9 million, $7.9 million, and $6.3 million, respectively. In addition, during the year ended June 30, 2023, the Company recorded an impairment charge to the Healthcare Services segment of $1.0 million for the net book value of software that the Company determined would no longer be utilized.

5.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, CA; Centennial, CO; Overland Park, KS; Oakland, CA; Indianapolis, IN; and Monaca, PA. The Company's operating leases have remaining lease terms of less than one year up to twelve years. SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise.

During the year ended June 30, 2024, the Company entered into a lease amendment for the Overland Park, KS office which extended the lease term for a portion of its office facilities, resulting in additional right-of-use assets obtained in exchange for new lease liabilities of $0.7 million. In addition, as part of the amendment, the Company leased additional office facilities with a commencement date of June 1, 2024, which resulted in additional right-of-use assets in exchange for new lease liabilities of $4.5 million, and executed the early termination option for a portion of its office facilities effective on the commencement date of the additional office space, resulting in remeasurement of the operating lease liability and accelerated amortization of the right-of-use asset over the shortened remaining term of the lease.

During the year ended June 30, 2023, operating leases commenced in San Diego, CA and Indianapolis, IN, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.8 million. The Company exercised an early termination option for a portion of its office facilities in Overland Park, KS, effective July 31, 2023, resulting in an early termination penalty of $0.9 million, which was recorded as part of the remeasurement of the operating lease liability and resulted in accelerated amortization of the right-of-use asset over the shortened remaining term of the lease. In addition, the Company terminated its lease for a portion of its office facilities in Overland Park, KS, resulting in derecognition of the right-of-use asset and operating lease liability and a gain of $0.2 million which is included in selling, general, and administrative expense in the consolidated statement of comprehensive loss.

On August 2, 2024, the Company entered into a commercial real estate lease agreement for a new SelectRx fulfillment center in Olathe, Kansas. The lease has a term of 13 years, with early access beginning on December 1, 2024, and the lease term commencing no later than May 1, 2025.

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of June 30:

(in thousands)	Balance Sheet Classification	2024	2023
Assets
Operating leases	Operating lease right-of-use assets	$23,437	$23,563
Finance leases	Property and equipment–net	191	221
Total lease right-of-use assets		$23,628	$23,784

Liabilities
Current
Operating leases	Operating lease liabilities–current	$4,709	$5,175
Finance leases	Other current liabilities	130	127
Non-current
Operating leases	Operating lease liabilities	25,685	27,892
Finance leases	Other liabilities	66	98
Total lease liabilities		$30,590	$33,292

Lease Costs—The components of lease costs were as follows for the periods presented:

	Year Ended June 30,	Year Ended June 30,
(in thousands)	2024	2023
Finance lease costs(1)	$168	$173
Operating lease costs(2)	5,649	7,874
Short-term lease costs	243	201
Variable lease costs(3)	613	599
Sublease income	(2,294)	(2,190)
Total net lease costs	$4,379	$6,657
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in selling, general, and administrative expense and interest expense, net in the consolidated statements of comprehensive loss.
(2) Recorded in selling, general, and administrative expense in the consolidated statements of comprehensive loss.
(3) Variable lease costs are not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate and primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the consolidated statements of comprehensive loss.

Supplemental Information—Supplemental information related to leases was as follows as of and for the periods presented:

	Year Ended June 30,			Year Ended June 30,
	2024			2023
(in thousands)	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$8,197	$18	$8,215	$9,388	$17	$9,405
Financing cash flows from leases	—	149	149	—	156	156
Right-of-use assets obtained in exchange for new lease liabilities	$1,307	$120	$1,427	$(347)	$116	$(231)

	Year Ended June 30,		Year Ended June 30,
	2024		2023
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted-average remaining lease term (in years)	5.92	1.84	6.11	2.55
Weighted-average discount rate	11.80%	9.96%	10.33%	10.81%

Maturities of Lease Liabilities—As of June 30, 2024, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
2025	$7,911	$140	$8,051
2026	7,377	38	7,415
2027	6,536	32	6,568
2028	6,049	—	6,049
2029	6,127	—	6,127
Thereafter	8,826	—	8,826
Total undiscounted lease payments	42,826	210	43,036
Less: interest	12,432	14	12,446
Present value of lease liabilities	$30,394	$196	$30,590

Sublease income—The Company executed noncancelable subleases for portions of its office facilities in Overland Park, KS and Centennial, CO, which commenced during the fiscal years ended June 30, 2023 and 2022, and run through July 31, 2029, and November 30, 2026, respectively. In June 2023, the Company terminated its sublease for a portion of its office facilities in Overland Park, KS resulting in a loss of $0.2 million which is included in selling, general, and administrative expense in the consolidated statement of comprehensive loss. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the consolidated statements of comprehensive loss. The Company may consider entering into additional sublease arrangements in the future.

As of June 30, 2024, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
2025	$2,548
2026	2,587
2027	2,180
2028	1,931
2029	1,931
Thereafter	161
Total sublease income	$11,338

6.SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Cash and cash equivalents—As of June 30, 2024 and 2023, cash equivalents included a money market account primarily invested in cash, U.S. Government securities, and repurchase agreements that are collateralized fully. Cash and cash equivalents consisted of the following as of June 30:

(in thousands)	2024	2023
Cash	$42,383	$51,231
Money market funds	307	31,925
Total cash and cash equivalents	$42,690	$83,156

Other current assets—Other current assets consisted of the following as of June 30:

(in thousands)	2024	2023
Prepaid expenses(1)	$5,555	$7,057
Unrealized gain on interest rate swap contract	5,027	—
Inventory(2)	8,758	5,567
Other receivables(3)	987	1,731
Total other current assets	$20,327	$14,355
(1) Prepaid expenses primarily consists of amounts prepaid for future services and other contractual arrangements for which we have yet to receive benefit.
(2) Inventory consists of SelectRx pharmaceuticals.
(3) Other receivables primarily consists of lead monetization payments and rebates not yet received.

Other current liabilities—Other current liabilities consisted of the following as of June 30:

(in thousands)	2024	2023
Commission advances(1)	$4,653	$1,142
Financing lease liabilities-short term	130	127
Other(2)	90	703
Total other current liabilities	$4,873	$1,972
(1) Commission advances as of June 30, 2024 and 2023, consists of a refund liability related to certain final expense policies where the upfront payments exceeded accounts receivable owed from certain Life insurance carrier customers due to anticipated lapsed policies.
(2) Other current liabilities primarily consists of lessee prepaid rent and a security deposit related to one of the Company’s subleases.

Other liabilities—Other liabilities consisted of the following as of June 30:

(in thousands)	2024	2023
Financing lease liabilities-long term	$66	$98
Third-party commission liabilities	788	1,779
Other(1)	1,023	1,049
Total other liabilities	$1,877	$2,926
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

7.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented in the tables below as of June 30 (dollars in thousands, useful life in years):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(10,936)	$6,556	$17,492	$—	$(8,617)	$8,875
Trade name	2,680	(2,233)	447	2,680	—	(1,697)	983
Proprietary software	4,342	(1,189)	3,153	1,042	—	(758)	284
Non-compete agreements	100	(62)	38	1,292	(533)	(701)	58
Vendor relationships	—	—	—	20,400	(15,111)	(5,289)	—
Total intangible assets	$24,614	$(14,420)	$10,194	$42,906	$(15,644)	$(17,062)	$10,200

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions (see Note 2 to the consolidated financial statements for further details on material acquisitions). The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the year ended June 30, 2024, the Company acquired an existing chronic care management platform and as a result recorded $3.3 million in intangible assets in the consolidated balance sheet related to proprietary software. For the year ended June 30, 2024, the Company did not identify any indicators of impairment for its long-lived intangible assets.

For the year ended June 30, 2023, the Company determined that impairment triggers existed for the remaining vendor relationship recognized through the acquisition of a lead distribution company in 2021, and as a result did not expect any future economic benefit to be derived from this relationship as the relationship was terminated. Accordingly, the Company determined that as the relationship was terminated, the associated non-compete agreement recognized through the acquisition was no longer enforceable, and thus did not provide any future economic benefit to the Company either. As such, the Company recorded impairment charges to the Senior segment for the remaining net book values of the vendor relationship and the non-compete agreement of $15.1 million and $0.5 million, respectively, for the year ended June 30, 2023, in general and administrative expense in the consolidated statement of comprehensive loss.

For the years ended June 30, 2024, 2023, and 2022, amortization expense related to intangible assets totaled $3.3 million, $5.4 million, and $6.6 million, respectively, recorded in selling, general and administrative expense in the consolidated statements of comprehensive loss. The weighted-average remaining useful life of intangible assets was 2.7 and 3.6 years as of June 30, 2024 and 2023, respectively.

As of June 30, 2024, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
2025	$447	$1,228	$20	$2,316	$4,011
2026	—	1,100	18	2,313	3,431
2027	—	825	—	1,927	2,752
Total	$447	$3,153	$38	$6,556	$10,194

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of the acquisitions discussed in Note 2 to the consolidated financial statements. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of June 30, 2024, the Company’s goodwill balance of $29.4 million was related to the acquisitions of Express Meds, Simple Meds, and SPM ($0.3 million) and is all assigned to the Healthcare Services reporting unit and reportable segment. The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist.

During the year ended June 30, 2024, there were no indicators of impairment. The Company conducted a quantitative analysis for the Healthcare Services reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820. For the discounted cash flow method, a discount rate of 20.0% was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting unit’s fair value was determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Healthcare Services reporting unit substantially exceeded its carrying value, thus, no impairment charges were recorded during the year ended June 30, 2024.

For the year ended June 30, 2023, there were no indicators of impairment. The Company conducted a quantitative analysis for the Healthcare Services reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820. For the discounted cash flow method, a discount rate of 13.7% was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting unit’s fair value was determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Healthcare Services reporting unit substantially exceeded its carrying value, thus, no impairment charges were recorded during the year ended June 30, 2023.

For the year ended June 30, 2022, the Company determined that a reassessment of the reporting units was appropriate, as the Company no longer viewed the components within Senior as a single reporting unit due to their growing divergence from what were previously similar economic characteristics. Accordingly, the Company separated the Healthcare Services business from the Senior reporting unit and into its own reporting unit. Using the relative fair value approach, goodwill of $39.2 million and $29.1 million were re-allocated to Senior and Healthcare Services, respectively. The Company then performed a quantitative analysis for each reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820. For the discounted cash flow method, the discount rate was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting units’ fair values were determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Auto & Home reporting unit was less than its carrying value. Accordingly, the Company recorded goodwill impairment charges of $5.4 million in the consolidated statement of comprehensive loss for the year ended June 30, 2022, representing the entirety of the goodwill assigned to the Auto & Home reporting unit. The Company also determined that the fair value of the Senior reporting unit was less than its carrying value. Accordingly, the Company recorded impairment charges of $39.2 million to goodwill impairment in the consolidated statement of comprehensive loss for the year ended June 30, 2022. Goodwill for the Healthcare Services reporting unit was not impaired based on the analysis performed, as the reporting unit’s fair value substantially exceeded its carrying amount.

8.EMPLOYEE BENEFIT PLANS

The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 2% per plan year. Additionally, the Company may make a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $5.5 million, $4.5 million, and $3.0 million for the years ended June 30, 2024, 2023, and 2022, respectively.

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

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheets, was $3.4 million and $2.8 million as of June 30, 2024, and 2023, respectively.

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

As of June 30, 2024, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of June 30, 2024, the Amended Interest Rate Swap had a fair value of $5.0 million and was recorded in other current assets in the consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. As of June 30, 2024, the Company estimates that through the maturity date of November 5, 2024, $5.0 million will be reclassified into interest expense.

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of June 30:

(in thousands)	2024		2023
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other current assets	$5,027	Other assets	$17,861

The following table presents the unrealized gains deferred to accumulated other comprehensive income resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2024	2023
Unrealized gain, before taxes	$1,558	$12,072
Income tax expense	(344)	(3,098)
Unrealized gain, net of taxes	$1,214	$8,974

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2024	2023
Interest expense, net	$(14,392)	$(9,431)
Income tax benefit	3,611	2,420
Net reclassification into earnings	$(10,781)	$(7,011)

Amounts included in accumulated other comprehensive income are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income:

(in thousands)	Derivative Instruments
Balance at June 30, 2023	$13,679
Unrealized gains, net of related tax expense of $(0.3) million	1,214
Amount reclassified into earnings, net of related taxes of $3.6 million	(10,781)
Balance at June 30, 2024	$4,112
10.DEBT

Debt consisted of the following as of June 30:

(in thousands)	2024	2023
Term Loans (effective interest rate 13.3%)	$688,203	$707,509
Unamortized debt issuance costs and debt discount	(4,869)	(9,001)
Total debt	683,334	698,508
Less current portion of long-term debt:	(45,854)	(33,883)
Long-term debt	$637,480	$664,625

Senior Secured Credit Facility—On November 5, 2019, the Company entered into a credit agreement (together with any subsequent amendments, the “Senior Secured Credit Facility”) with Wilmington Trust, National Association, as administrative agent, UMB Bank, N.A., as revolver agent and revolving lender, and the other lenders party thereto. The Senior Secured Credit Facility, through additional amendments in subsequent years, has provided for total proceeds from borrowings of $887.3 million (the “Term Loans”), with aggregate principal amount outstanding as of June 30, 2024, of $688.2 million, and a revolving credit facility, with the full amount of $72.4 million available to borrow as of June 30, 2024 (the “Revolving Credit Facility”).

As of July 1, 2023, the Term Loans are mandatorily repayable in equal quarterly installments of $8.5 million, with the remaining balance payable due on the maturity dates (see below). The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. During the year ended June 30, 2024, there were amendments to the Senior Secured Credit Facility on September 11, 2023, November 1, 2023, February 7, 2024, and May 8, 2024, that modified or added financial covenant ratios required to be maintained by the Company for various reporting dates to allow the Company to stay in compliance with the required covenants. Additionally, in order to extend the original maturity date of November 5, 2024, the amendment on February 7, 2024, (the “Eighth Amendment”) (1) established a new class of extended term loans (the “Extended Term Loans”) and (2) created a class of non-extended term loans (the “Non-Extended Term Loans”). The amendment on May 8, 2024, (the “Ninth Amendment”) again extended the maturity date on the Extended Term Loans to May 15, 2025. The Company paid fees of $1.4 million to its lenders during the year ended June 30, 2024, pursuant to the Eighth and Ninth Amendments. As of June 30, 2024, the Company was in compliance with all of the current required covenants. The obligations of the Company are guaranteed by the Company’s subsidiaries and secured by a security interest in all assets of the Company, subject to certain exceptions.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to either (a) SOFR (subject to a floor of 0.75%) plus 6.50% in cash plus 3.00% payable in kind or (b) a base rate plus 5.50% in cash plus 3.00% payable in kind, at the Company’s option. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%, at the Company’s option.

The Company has incurred a total of $41.8 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $34.5 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $6.1 million, $8.7 million, and $5.5 million for the years ended June 30, 2024, 2023, and 2022, respectively, which is included in interest expense, net in the Company’s consolidated statements of comprehensive loss.

On September 12, 2024, the Company and certain of its existing lenders, Wilmington Trust, National Association, as Administrative and Collateral Agent, and certain other parties to the Senior Secured Credit Facility named therein, including the guarantors party thereto, entered into the Tenth Amendment to the Senior Secured Credit Facility (the “Tenth Amendment”). The Tenth Amendment (1) established a new class of consenting term loans and extended the maturity date applicable thereto to September 15, 2025 and (2) reduced the minimum liquidity covenant and required asset coverage ratio as of certain future dates specified therein. Certain lenders holding outstanding Term Loans elected not to extend the maturity date applicable to those Loans. As a result, the Tenth Amendment also established a second class of non-extended term loans (the “Non-Extended Term Loans Tranche 2”) having a maturity date of May 15, 2025. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024, and the Company filed a motion to dismiss the second amended complaint on July 31, 2024. The deadlines for Plaintiffs’ opposition to the Company’s motion to dismiss and the Company’s reply to Plaintiffs’ opposition are October 2, 2024 and November 1, 2024, respectively.

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

12.SHAREHOLDERS' EQUITY

Common Stock—As of June 30, 2024, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	17,940,564
Stock awards available for grant under 2020 Plan	4,030,428
Options outstanding under 2003 Plan	515,692
Total	22,486,843

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

The number of shares of common stock available for issuance as of June 30, 2024, pursuant to future awards under the Company's 2020 Stock Plan is 4,030,428. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in our consolidated statements of comprehensive loss was as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2024	2023	2022
Share-based compensation related to:
Equity classified stock options	$2,733	$3,249	$3,145
Equity classified RSU's	7,701	5,958	3,948
Equity classified PSU's	33	100	(578)
Equity classified PVU's	3,349	1,876	—
Total	$13,816	$11,183	$6,515

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

The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company's common stock price over the expected term (“volatility”), the number of options that will ultimately not complete their vesting requirements (“assumed forfeitures”), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term (“risk-free interest rate”), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments (“dividend yield”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the consolidated statements of comprehensive loss.

During the years ended June 30, 2024 and 2023, there were no stock options granted. The Company used the following weighted-average assumptions for the stock options granted during the year ended June 30, 2022:

Year Ended June 30,
2022
Volatility	36.0%
Risk-free interest rate	1.4%
Dividend yield	—%
Assumed forfeitures	—%
Expected term (in years)	6.25
Weighted-average fair value (per share)	$3.36

The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2023	3,847,339	$11.56
Options granted	—	—
Options exercised	(46,769)	1.74
Options forfeited/expired/cancelled	(122,606)	7.99
Outstanding—June 30, 2024	3,677,964	$11.81	6.40	$744
Vested and exercisable—June 30, 2024	2,492,868	$11.97	6.00	$630

As of June 30, 2024, there was $2.0 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1.20 years.

The Company received cash of $0.1 million, $0.6 million, and $1.3 million in connection with stock options exercised during the years ended June 30, 2024, 2023, and 2022.

Restricted Stock—The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,911,613	$2.57
Granted	6,578,688	1.49
Vested	(2,664,436)	2.06
Forfeited	(384,697)	2.12
Unvested as of June 30, 2024	8,441,168	$1.91

As of June 30, 2024, there was $9.7 million of unrecognized share-based compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.69 years.

Performance Stock—The following table summarizes performance stock unit activity under the 2020 Stock Plan for the year ended June 30, 2024:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	13,365	$17.96
Granted	—	—
Vested	(14,477)	17.95
Forfeited	—	—
Performance adjustment(1)	1,112	—
Unvested as of June 30, 2024	—	$—
(1) Represents adjustments to previously granted PSU’s to reflect changes in estimates of future financial performance against targets.

If certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The fiscal year 2022 tranche did not reach the target as of June 30, 2024, and no shares vested. As such, as of June 30, 2024, there was no unrecognized compensation cost related to unvested performance stock units granted and all ungranted PSU’s were forfeited back to the 2020 Stock Plan.

Price-Vested Units—During the years ended June 30, 2024 and 2023, the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards are divided into four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s granted during the year ended June 30, 2024:

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

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the year ended June 30, 2023:

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

The Company used the following weighted-average assumptions for the PVU’s granted as of the date below:

	PVU’s Granted February 1, 2024	PVU’s Granted August 1, 2023	PVU’s Granted August 1, 2022
Share price as of grant date	$1.11	$1.38	$1.80
Volatility	90.8%	94.3%	79.3%
Risk-free interest rate	3.7%	4.1%	2.6%
Cost of Equity	11.6%	9.2%	10.6%
Dividend yield	—%	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the year ended June 30, 2024:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2023	4,044,180	$1.22
Granted	2,270,530	1.62
Vested	—	—
Forfeited	(144,325)	1.36
Unvested as of June 30, 2024	6,170,385	$1.37

As of June 30, 2024, there was $3.2 million of unrecognized share-based compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.29 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of June 30, 2024, there are 159 shares reserved for future issuance under the plan. During the years ended June 30, 2023, and 2022, the Company issued 876,933 and 466,468 shares, respectively, to its employees and received cash of $0.6 million and $1.9 million, respectively, in connection with ESPP purchases. The Company recorded share-based compensation expense related to the ESPP of $0.1 million and $0.5 million for the years ended June 30, 2023 and 2022, respectively.

13.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2024	2023	2022
Senior:
Medicare advantage commissions	$569,648	$500,501	$409,090
Medicare supplement commissions	3,026	1,668	5,224
Prescription drug plan commissions	1,485	513	(170)
Dental, vision, and health commissions	4,252	3,855	15,056
Other commissions	2,474	2,697	7,824
Other services	74,964	80,897	90,883
Total Senior revenue	655,849	590,131	527,907
Healthcare Services:
Pharmacy	464,853	239,547	59,460
Other services	13,655	12,528	10,575
Total Healthcare Services revenue	478,508	252,075	70,035
Life:
Term commissions	73,980	70,094	65,539
Final expense commissions	64,138	56,488	68,295
Other services	19,812	19,250	20,139
Total Life revenue	157,930	145,832	153,973
Auto & Home:
Commissions	35,244	20,450	25,851
Other services	984	1,412	2,030
Total Auto & Home revenue	36,228	21,862	27,881
Eliminations:
Commissions	(2,567)	(2,796)	(9,191)
Other services	(4,172)	(4,256)	(6,560)
Total Elimination revenue	(6,739)	(7,052)	(15,751)
Total Commissions and other services revenue	856,923	763,301	704,585
Total Pharmacy revenue	464,853	239,547	59,460
Total Revenue	$1,321,776	$1,002,848	$764,045

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2022	$838,626
Commission revenue from revenue recognized	259,933
Net commission revenue adjustment from change in estimate	(7,442)
Change in estimate from mutual contract termination	(10,427)
Amounts recognized as accounts receivable, net	(240,192)
Balance as of June 30, 2023	840,498
Commission revenue from revenue recognized	279,575
Net commission revenue adjustment from change in estimate	3,436
Amounts recognized as accounts receivable, net	(242,192)
Balance as of June 30, 2024	$881,317

For the year ended June 30, 2024, the $3.4 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes positive adjustments of $2.9 million for Auto & Home, $0.4 million for Senior, and $0.1 million for Life, respectively.

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

The Company’s contract liabilities on the consolidated balance sheets represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

Balance as of June 30, 2022	$3,404
Commission and other services revenue recognized	(76,039)
Amounts recognized as contract liabilities	74,326
Balance as of June 30, 2023	$1,691
Commission and other services revenue recognized	(30,927)
Amounts recognized as contract liabilities	37,302
Balance as of June 30, 2024	$8,066

14.INCOME TAXES

Income tax expense (benefit) consists of the following for the periods presented:

	Year Ended June 30,
(in thousands)	2024	2023	2022
Current income taxes:
Federal	$2,523	$102	$—
State	1,286	544	479
Total	3,809	646	479

Deferred income taxes:
Federal	(2,805)	(12,365)	(77,242)
State	4,055	1,119	(15,539)
Total	1,250	(11,246)	(92,781)

Income tax expense (benefit)	$5,059	$(10,600)	$(92,302)

The Company’s statutory federal tax rate was 21% for each of the years ended June 30, 2024, 2023, and 2022, respectively. The Company’s blended state tax rate (net of federal benefit) was 5.29%, 4.66%, and 4.98% for the years ended June 30, 2024, 2023, and 2022, respectively.

The differences from the Company’s federal statutory tax rate to the effective tax rate shown below for the year ended June 30, 2024, were primarily related to state income taxes, revaluation of deferred tax attributes, and the recording of a valuation allowance for federal and state tax attributes for which the Company does not believe will more likely than not be utilized. For the year ended June 30, 2023, the differences were primarily related to state income taxes, RSU vestings, executive officer compensation, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration. For the year ended June 30, 2022, the differences were primarily due to the net effects of state income taxes.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Differences in income tax expense resulting from:
State income taxes	5.9	3.1	5.0
Executive officer compensation	(0.4)	(1.1)	—
Equity compensation	(0.7)	(1.1)	—
Change in valuation allowance	(37.0)	(5.4)	—
Change in state tax rate	12.1	—	(1.9)
Deferred adjustments	(0.8)	(1.1)	—
Deferred revaluation	(17.6)	—	—
Other	0.1	(0.1)	(0.4)
Effective income tax rate	(17.4)%	15.3%	23.7%

Significant components of the deferred tax assets and liabilities were as follows as of June 30:

(in thousands)	2024	2023
Deferred tax assets:
Accruals and other	$23,498	$17,299
Lease liability	7,994	8,543
Interest expense limitation	56,309	43,479
Net operating losses	149,780	153,930
Credit carryforward	4,393	4,733
Basis difference in fixed and amortizable assets	11,310	8,183
Total deferred tax assets	253,284	236,167
Less: Valuation allowance	(14,476)	(3,716)
Deferred tax assets, net of valuation allowance	238,808	232,451

Deferred tax liabilities:
Commissions receivable	(268,656)	(261,207)
Lease right-of-use asset	(6,175)	(6,103)
Interest rate swap	(1,455)	(4,722)
Total deferred tax liabilities	(276,286)	(272,032)

Net long-term deferred tax liabilities	$(37,478)	$(39,581)

The Company has established a valuation allowance on certain deferred tax assets associated with federal and state specific net operating losses (“NOL”) and credits that are not more likely than not to be realized. For the year-ended June 30, 2024, the Company increased the valuation allowance by $10.8 million. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. Aside from the certain deferred tax asset related to federal and state credits noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of June 30, 2024 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

As of June 30, 2024 and 2023, there were no benefits related to uncertain tax positions that would affect the effective tax rate. The Company will continue to evaluate the need for any potential reserve.

As of June 30, 2024, the Company has NOL carryforwards for federal and state income tax purposes of $550.8 million and $672.1 million, respectively. All remaining federal NOLs may be carried forward indefinitely. The state carryforwards will expire during tax years 2026 through 2045. As of June 30, 2024, the Company has state income tax credit carryforwards of $5.6 million. These state tax credits will expire during tax years 2024 through 2037.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2020 through 2022 and state tax returns from tax years 2019 through 2022 remain open to examination by significant domestic taxing jurisdictions to which the Company is subject. The statute of limitations for federal and state tax returns may be extended upon utilization of NOL carryforwards.

15.NET LOSS PER SHARE

The Company calculates net loss per share as defined by ASC Topic 260, “Earnings per Share”. Basic net loss per share (“Basic EPS”) is computed by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net loss per share for the periods presented:

	Year Ended June 30,
(in thousands, except per share amounts)	2024	2023	2022
Basic:
Numerator:
Net loss attributable to common shareholders	$(34,125)	$(58,544)	$(297,504)
Denominator:
Weighted-average common stock outstanding	168,519	166,140	164,042
Net loss per share—basic:	$(0.20)	$(0.35)	$(1.81)
Diluted:
Numerator:
Net loss attributable to common and common equivalent shareholders	$(34,125)	$(58,544)	$(297,504)
Denominator:
Weighted-average common stock outstanding	168,519	166,140	164,042
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	—	—
Total common and common equivalent shares outstanding	168,519	166,140	164,042
Net loss per share—diluted:	$(0.20)	$(0.35)	$(1.81)
(1) Excluded from the computation of net loss per share-diluted for the years ended June 30, 2024, 2023, and 2022 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following as of June 30:

(in thousands)	2024	2023	2022
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	12,204	8,456	5,382

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

(in thousands)	2024	2023	2022
Shares subject to outstanding PVU’s	6,243	4,346	—
Shares subject to outstanding PSU's	—	9	168
Total	6,243	4,355	168

16.SEGMENT INFORMATION

The Company’s operating and reportable segments have been determined in accordance with ASC 280, Segment Reporting (“ASC 280”). We currently have four reportable segments: i) Senior, ii) Healthcare Services, iii) Life, and iv) Auto & Home. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Population Health, and most recently, SelectPatient Management. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products, and Auto & Home primarily sells individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-

based compensation expense, depreciation and amortization, goodwill, long-lived asset and intangible asset impairments, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. We have not aggregated any operating segments together to represent a reportable segment.

Our operating segments are determined based on how our chief executive officer, who also serves as our CODM manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as net loss plus: (i) interest expense, net; (ii) expense (benefit) for income taxes; (iii) depreciation and amortization; (iv) share-based compensation; (v) goodwill, long-lived asset, and intangible assets impairments; (vi) transaction costs; (vii) loss on disposal of property, equipment and software, net; and (viii) other non-recurring expenses and income.

Effective July 1, 2024, the Company will realign its reportable segments as a result of the change in strategic direction established for fiscal year 2025. This realignment will consist of removing the Auto & Home business as a reportable segment leaving three reportable segments. This change is a result of the Board of Directors electing to reduce revenue growth for the Auto & Home business, based on the current high rate environment for the industry, our limited resources, and our continued focus on positive cash flow, all of which are challenging us to evaluate resource allocations across the business. With the reduction in revenue growth, the Auto & Home business will no longer meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment and therefore we will be included in Other beginning July 1, 2024. If the environment changes in the future, we will reevaluate the requirements around our reportable segments. The tables presented below have not been adjusted to reflect this change in reportable segments. All prior-period comparative segment information will be recast in the Company’s first quarter of fiscal 2025 Quarterly Report on Form 10-Q to reflect the change in reportable segments.

The following tables present information about the reportable segments for the periods presented. We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services, Life, and Auto & Home segments as well as services provided by Life and Auto & Home to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Elims” column in the tables below.

Year Ended June 30, 2024

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Elims	Consolidated
External revenue	$649,232	$478,491	$157,826	$36,227	$—	$1,321,776
Intersegment revenue	6,617	17	104	1	(6,739)	—
Total revenue	$655,849	$478,508	$157,930	$36,228	$(6,739)	$1,321,776

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Total
Adjusted Segment EBITDA	$166,744	$7,821	$20,164	$14,127	$208,856
Corporate & elimination of intersegment profits					(91,863)
Share-based compensation expense					(13,816)
Transaction costs (1)					(13,158)
Depreciation and amortization					(24,998)
Loss on disposal of property, equipment, and software, net					(536)
Interest expense, net					(93,551)
Loss before income tax expense (benefit)					$(29,066)
(1) These expenses primarily consist of financing transaction costs ($9.1 million) and non-restructuring severance expenses ($2.4 million).

Year Ended June 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Elims	Consolidated
External revenue	$583,271	$252,075	$145,640	$21,862	$—	$1,002,848
Intersegment revenue	6,860	—	192	—	(7,052)	—
Total revenue	$590,131	$252,075	$145,832	$21,862	$(7,052)	$1,002,848

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Total
Adjusted Segment EBITDA	$155,077	$(22,769)	$23,073	$81	$155,462
Corporate & elimination of intersegment profits					(81,159)
Share-based compensation expense					(11,310)
Transaction costs (1)					(5,569)
Depreciation and amortization					(27,881)
Loss on disposal of property, equipment, and software, net					(749)
Impairment of long-lived assets					(17,332)
Interest expense, net					(80,606)
Loss before income tax expense (benefit)					$(69,144)
(1) These expenses primarily consist of costs related to the Fourth Amendment to the Senior Secured Credit Facility ($3.0 million), financing transaction costs ($1.5 million), and non-restructuring severance expenses ($0.9 million).

Year Ended June 30, 2022

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Elims	Consolidated
External revenue	$514,429	$70,035	$151,704	$27,877	$—	$764,045
Intersegment revenue	13,478	—	2,269	4	(15,751)	—
Total revenue	$527,907	$70,035	$153,973	$27,881	$(15,751)	$764,045

(in thousands)	Senior	Healthcare Services	Life	Auto & Home	Total
Adjusted Segment EBITDA	$(161,702)	$(32,097)	$(129)	$5,433	$(188,495)
Corporate & elimination of intersegment profits					(72,011)
Share-based compensation expense					(7,052)
Non-recurring expenses (1)					(4,730)
Depreciation and amortization					(24,724)
Loss on disposal of property, equipment and software					(1,456)
Goodwill impairment					(44,596)
Impairment of long-lived assets					(3,147)
Interest expense, net					(43,595)
Loss before income tax expense (benefit)					$(389,806)
(1) These expenses primarily consist of costs incurred for amendments to the Senior Secured Credit Facility ($2.8 million), costs related to acquisitions ($0.6 million), and severance expenses ($1.2 million).

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2024, three insurance carrier customers accounted for 30% (UHC), 17% (Humana), and 16% (Aetna) of total revenue. For the year ended June 30, 2023, two insurance carrier customers accounted for 33% (UHC) and 20% (Humana) of total revenue. For the year ended June 30, 2022, three insurance carrier customers accounted for 18% (UHC), 17% (Wellcare), and 12% (Humana) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

17.RELATED-PARTY TRANSACTIONS

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The Company earned less than $0.1 million in lead generation revenue, which is recorded in commissions and other service revenue in the consolidated statements of comprehensive loss, as a result of this relationship for each of the years ended June 30, 2024 and 2023, and did not have any outstanding accounts receivable as of June 30, 2024 and 2023. As of June 30, 2022, the company earned approximately $0.4 million in lead generation revenue.

The Company has also purchased leads from this senior healthcare distribution platform. Lead costs incurred with this firm for the years ended June 30, 2024, 2023, and 2022 were not material. The Company did not have any outstanding payables with this firm as of June 30, 2024, and June 30, 2023. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2024, 2023, and 2022.

The Company leases operating facilities for SelectRx from an Executive Vice President of SelectRx. Refer to Note 5 for a discussion of our related party lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), and chief accounting officer (principal accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, utilizing the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2024.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. Its report is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated September 13, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri
September 13, 2024

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the 2024 Proxy Statement, to be filed with the SEC, under the heading “Proposal One: Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s executive officers is contained in the 2024 Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the 2024 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is contained in the 2024 Proxy Statement under the heading “Corporate Governance—Stockholder Recommendations and Nominations to the Board” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the 2024 Proxy Statement under the heading “Corporate Governance —Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to the compensation of our directors and executive officers is contained in the 2024 Proxy Statement under the headings “Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” respectively, and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the 2024 Proxy Statement under the heading “Executive Compensation—Compensation and Risk" and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the 2024 Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the 2024 Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence is contained in the 2024 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance—Board Meetings and Committees” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2024 Proxy Statement under the heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference in this Annual Report on Form 10-K.

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
10.8#
Form of Restricted Stock Unit Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 29, 2022)

10.9#
Form of Restricted Stock Unit Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)

10.10#
Form of Stock Option Agreement for Employees under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)

10.11#
Form of Stock Option Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)

10.12#
Form of Performance Stock Unit Agreement under SelectQuote, Inc.'s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)

10.13#
Form of Price-Vested Unit Agreement under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on September 13, 2023)

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
10.15.4
Fourth Amendment to Credit Agreement, dated as of August 26, 2022, by and among SelectQuote, Inc., the lenders and other parties thereto, Wilmington Trust, National Association, as administrative agent and UMB Bank, N.A., as Revolver Agent for itself and the Revolving Lenders (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on August 29, 2022)

10.15.5	Fifth Amendment to Credit Agreement, dated as of May 5, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 10, 2023)
10.15.6	Sixth Amendment to Credit Agreement, dated as of September 11, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.15.6 to SelectQuote, Inc.’s Quarterly Report on Form 10-K (File No. 001-39295) filed with the SEC on September 13, 2023)
10.15.7
Seventh Amendment to Credit Agreement, dated as of November 1, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on November 3, 2023)

10.15.8
Eighth Amendment to Credit Agreement, dated as of February 7, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on February 8, 2024)

10.15.9
Ninth Amendment to Credit Agreement, dated as of May 8, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 9, 2024)

10.15.10	Tenth Amendment to Credit Agreement, dated as of September 12, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent
19.1	SelectQuote, Inc. Insider Trading and Information Policy
21.1	Subsidiaries of SelectQuote, Inc.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	SelectQuote, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.

By:	/s/ Timothy Danker
Name:	Timothy Danker
Title:	Chief Executive Officer
Date:	September 13, 2024

POWER OF ATTORNEY

Each of the undersigned officers and directors of SelectQuote, Inc. hereby severally constitutes and appoints Timothy Danker and Ryan Clement, and each of them acting alone, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC and any applicable securities exchange or securities self-regulatory body, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them individually, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2024.

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