Form 10-Q
period 2024-09-30
SelectQuote, Inc.
filed 2024-11-04
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had outstanding 171,504,499 shares of common stock as of October 31, 2024.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2024	June 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,444	$42,690
Accounts receivable, net of allowances of $10.1 million and $8.2 million, respectively	99,534	150,035
Commissions receivable-current	176,760	119,871
Other current assets	20,144	20,327
Total current assets	306,882	332,923
COMMISSIONS RECEIVABLE—Net	743,024	761,446
PROPERTY AND EQUIPMENT—Net	18,191	18,973
SOFTWARE—Net	14,224	13,978
OPERATING LEASE RIGHT-OF-USE ASSETS	22,591	23,437
INTANGIBLE ASSETS—Net	9,162	10,194
GOODWILL	29,438	29,438
OTHER ASSETS	3,359	3,519
TOTAL ASSETS	$1,146,871	$1,193,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,108	$36,587
Accrued expenses	15,409	16,904
Accrued compensation and benefits	44,735	57,594
Operating lease liabilities—current	4,764	4,709
Current portion of long-term debt	43,290	45,854
Contract liabilities	2,952	8,066
Other current liabilities	4,487	4,873
Total current liabilities	166,745	174,587
LONG-TERM DEBT, NET—less current portion	637,155	637,480
DEFERRED INCOME TAXES	46,018	37,478
OPERATING LEASE LIABILITIES	24,560	25,685
OTHER LIABILITIES	2,954	1,877
Total liabilities	877,432	877,107
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,715	1,694
Additional paid-in capital	580,712	580,764
Accumulated deficit	(314,315)	(269,769)
Accumulated other comprehensive income	1,327	4,112
Total shareholders’ equity	269,439	316,801
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,146,871	$1,193,908

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2024	2023
REVENUE:
Commissions and other services	$139,380	$137,942
Pharmacy	152,883	94,788
Total revenue	292,263	232,730
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	65,733	72,511
Cost of goods sold—pharmacy revenue	129,524	84,008
Marketing and advertising	63,764	62,323
Selling, general, and administrative	36,145	28,666
Technical development	9,074	7,637
Total operating costs and expenses	304,240	255,145
LOSS FROM OPERATIONS	(11,977)	(22,415)
INTEREST EXPENSE, NET	(23,031)	(21,397)
OTHER EXPENSE, NET	(12)	(38)
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(35,020)	(43,850)
INCOME TAX EXPENSE (BENEFIT)	9,526	(12,799)
NET LOSS	$(44,546)	$(31,051)

NET LOSS PER SHARE:
Basic	$(0.26)	$(0.19)
Diluted	$(0.26)	$(0.19)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	170,431	167,453
Diluted	170,431	167,453

OTHER COMPREHENSIVE LOSS NET OF TAX:
Change in cash flow hedge	$(2,785)	$(2,010)
OTHER COMPREHENSIVE LOSS	(2,785)	(2,010)
COMPREHENSIVE LOSS	$(47,331)	$(33,061)
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net loss	—	—	—	(44,546)	—	(44,546)
Gain on cash flow hedge, net of tax	—	—	—	—	(39)	(39)
Amount reclassified into earnings, net of tax	—	—	—	—	(2,746)	(2,746)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	42	—	38	—	—	38
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	1,955	20	(3,666)	—	—	(3,646)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	115	1	(270)	—	—	(269)
Share-based compensation expense	—	—	3,846	—	—	3,846
BALANCES-September 30, 2024	171,497	1,715	580,712	(314,315)	1,327	269,439

Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(31,051)	—	(31,051)
Gain on cash flow hedge, net of tax	—	—	—	—	841	841
Amount reclassified into earnings, net tax	—	—	—	—	(2,851)	(2,851)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	864	8	(354)	—	—	(346)
Share-based compensation expense	—	—	3,175	—	—	3,175
BALANCES-September 30, 2023	167,731	1,677	570,087	(266,695)	11,669	316,738
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,546)	$(31,051)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,599	5,989
Loss on disposal of property, equipment, and software	68	9
Share-based compensation expense	3,846	3,175
Deferred income taxes	9,526	(13,049)
Amortization of debt issuance costs and debt discount	1,064	1,612
Accrued interest payable in kind	5,289	3,622
Non-cash lease expense	903	784
Changes in operating assets and liabilities:
Accounts receivable, net	50,501	38,693
Commissions receivable	(38,466)	(29,148)
Other assets	(3,516)	(2,027)
Accounts payable and accrued expenses	12,761	5,257
Operating lease liabilities	(1,127)	(1,498)
Other liabilities	(18,512)	(6,039)
Net cash used in operating activities	(16,610)	(23,671)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(442)	(616)
Proceeds from sales of property and equipment	—	253
Purchases of software and capitalized software development costs	(2,132)	(1,782)
Net cash used in investing activities	(2,574)	(2,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loans	(8,471)	(8,471)
Payments on other debt	(30)	(37)
Proceeds from common stock options exercised and employee stock purchase plan	38	—
Payments of tax withholdings related to net share settlement of equity awards	(3,915)	(346)
Payments of debt issuance costs	(684)	—
Net cash used in financing activities	(13,062)	(8,854)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,246)	(34,670)
CASH AND CASH EQUIVALENTS—Beginning of period	42,690	83,156
CASH AND CASH EQUIVALENTS—End of period	$10,444	$48,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(17,024)	$(17,927)
Payment of income taxes, net	(2,224)	(142)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	372	665
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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries: SelectQuote Insurance Services, SelectQuote Auto & Home Insurance Services, LLC, ChoiceMark Insurance Services, Inc., Tiburon Insurance Services, InsideResponse, and SelectQuote Ventures, Inc. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission on September 13, 2024 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2025, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2024.

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

Recent Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update 1) require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, 2) require disclosure of other segment items by reportable segment and a description of the composition of other segment items 3) require annual disclosures to also be provided in interim periods, 4) clarify use of more than one measure of segment profit or loss by the CODM, 5) require that the title of the CODM be disclosed and an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and 6) require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2024	June 30, 2024
Computer hardware	$18,036	$18,036
Machinery and equipment(1)	17,694	16,451
Leasehold improvements	18,911	18,870
Furniture and fixtures	4,705	4,705
Work in progress	311	308
Total	59,657	58,370
Less accumulated depreciation	(41,466)	(39,397)
Property and equipment—net	$18,191	$18,973
(1) Includes financing lease right-of-use assets.

Work in progress as of September 30, 2024 and June 30, 2024, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended September 30, 2024 and 2023, was $2.5 million and $3.2 million, respectively.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2024	June 30, 2024
Software	$26,923	$28,287
Work in progress	191	78
Total	27,114	28,365
Less accumulated amortization	(12,890)	(14,387)
Software—net	$14,224	$13,978

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended September 30, 2024 and 2023, the Company capitalized internal-use software and website development costs of $2.3 million and $2.0 million, respectively, and recorded amortization expense of $2.0 million and $2.1 million, respectively.

4.LEASES

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

During the three months ended September 30, 2024, the Company entered into four finance leases for equipment with commencement dates August 1, 2024 and September 19, 2024, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.3 million.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2024	2023
Finance lease costs(1)	$98	$43
Operating lease costs(2)	1,750	1,584
Short-term lease costs	63	61
Variable lease costs(3)	147	135
Sublease income	(564)	(574)
Total net lease costs	$1,494	$1,249
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in selling, general, and administrative expense and interest expense, net in the condensed consolidated statements of comprehensive loss.
(2) Recorded in selling, general, and administrative expense in the condensed consolidated statements of comprehensive loss.
(3) Variable lease costs are not included in the measurement of the lease liability or right-of-use asset as they are not based on an index or rate and primarily represents common area maintenance charges and real estate taxes recorded in operating costs and expenses in the condensed consolidated statements of comprehensive loss.

Maturities of Lease Liabilities—As of September 30, 2024, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2025	$5,958	$369	$6,327
2026	7,421	400	7,821
2027	6,536	393	6,929
2028	6,049	362	6,411
2029	6,127	362	6,489
Thereafter	8,827	30	8,857
Total undiscounted lease payments	40,918	1,916	42,834
Less: interest	11,594	491	12,085
Present value of lease liabilities	$29,324	$1,425	$30,749

Sublease income—The Company executed noncancelable subleases for portions of its office facilities in Overland Park, KS and Centennial, CO, which commenced during the fiscal years ended June 30, 2023 and 2022, and run through July 31, 2029, and November 30, 2026, respectively. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive loss. The Company may consider entering into additional sublease arrangements in the future.

As of September 30, 2024, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2025	$1,915
2026	2,587
2027	2,180
2028	1,931
2029	1,931
Thereafter	161
Total sublease income	$10,705

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	September 30, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(11,515)	$5,977	$17,492	$(10,936)	$6,556
Trade name	2,680	(2,367)	313	2,680	(2,233)	447
Proprietary software	4,342	(1,503)	2,839	4,342	(1,189)	3,153
Non-compete agreements	100	(67)	33	100	(62)	38
Total intangible assets	$24,614	$(15,452)	$9,162	$24,614	$(14,420)	$10,194

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024 and 2023, amortization expense related to intangible assets totaled $1.0 million and $0.8 million, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive loss. The weighted-average remaining useful life of intangible assets was 2.47 and 2.69 years as of September 30, 2024 and June 30, 2024, respectively.

As of September 30, 2024, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder fiscal 2025	$313	$914	$15	$1,737	$2,979
2026	$—	$1,100	$18	$2,313	$3,431
2027	—	825	—	1,927	2,752
Total	$313	$2,839	$33	$5,977	$9,162

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of September 30, 2024, the Company’s goodwill balance of $29.4 million was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three months ended September 30, 2024 and 2023, there were no indicators of impairment.

6.DEBT

Debt consisted of the following:

(in thousands)	September 30, 2024	June 30, 2024
Term Loans (effective interest rate 14.8%)	$685,021	$688,203
Unamortized debt issuance costs and debt discount	(4,576)	(4,869)
Total debt	680,445	683,334
Less current portion of long-term debt:	(43,290)	(45,854)
Long-term debt	$637,155	$637,480

Senior Secured Credit Facility—On November 5, 2019, the Company entered into a credit agreement (together with any subsequent amendments, the “Senior Secured Credit Facility”) with Wilmington Trust, National Association, as administrative agent, UMB Bank, N.A., as revolver agent and revolving lender, and the other lenders party thereto. The Senior Secured Credit Facility, through additional amendments in subsequent years, has provided for total proceeds from borrowings of $887.3 million (the “Term Loans”), with aggregate principal amount outstanding as of September 30, 2024, of $685.0 million, and a revolving credit facility, with the full amount of $71.7 million available to borrow as of September 30, 2024 (the “Revolving Credit Facility”).

As of July 1, 2023, the Term Loans are mandatorily repayable in equal quarterly installments of $8.5 million, with the remaining balance payable due on the maturity dates (see below). The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements. During the year ended June 30, 2024, there were amendments to the Senior Secured Credit Facility on September 11, 2023, November 1, 2023, February 7, 2024, and May 8, 2024, that modified or added financial covenant ratios required to be maintained by the Company for various reporting dates to allow the Company to stay in compliance with the required covenants. Additionally, in order to extend the original maturity date of November 5, 2024, the amendment on February 7, 2024, (the “Eighth Amendment”) (1) established a new class of extended term loans (the “Extended Term Loans”) and (2) created a class of non-extended term loans (the “Non-Extended Term Loans”). The amendment on May 8, 2024, (the “Ninth Amendment”) again extended the maturity date on the Extended Term Loans to May 15, 2025. The Company paid fees of $1.4 million to its lenders during the year ended June 30, 2024, pursuant to the Eighth and Ninth Amendments. The amendment on September 12, 2024 (the “Tenth Amendment”) (1) established a new class of consenting term loans and extended the maturity date to September 15, 2025, (2) established a second class of non-extended term loans with a maturity date of May 15, 2025, and (3) modified or added financial covenant ratios required to be maintained by the Company for various reporting dates to allow the Company to stay in compliance with the required covenants. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders. As of September 30, 2024, the Company was in compliance with all of the current required covenants. The obligations of the Company under the Senior Secured Credit Agreement continue to be guaranteed by certain of the Company’s subsidiaries, and secured by a security interest in all assets of the Company, subject to certain exceptions.

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

The Company has incurred a total of $42.5 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility, of which $35.2 million was capitalized. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining life of the Senior Secured Credit Facility and the costs associated with the Term Loans are being amortized using the effective interest method over the same term. Total amortization of debt issuance costs was $1.1 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, which is included in interest expense, net in the Company’s consolidated statements of comprehensive loss.

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. On September 30, 2022, as a result of the Fourth Amendment, the Company terminated its existing interest rate swap indexed to 1-month LIBOR and executed a new interest rate swap indexed to 1-month SOFR. In accordance with ASC 848, Reference Rate Reform, the Company did not de-designate the interest rate swap when it was amended from LIBOR to SOFR as the Company is permitted to maintain the designation as part of the transitional relief. As of September 30, 2024, the Company’s interest rate swap is a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931% (the “Amended Interest Rate Swap”), which terminates on November 5, 2024. As of September 30, 2024, the Amended Interest Rate Swap had a fair value of $1.3 million and was recorded in other current assets in the condensed consolidated balance sheet. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis. The Company estimates that through the maturity date of November 5, 2024, $1.3 million will be reclassified into interest expense.

7.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 4 to the condensed consolidated financial statements for commitments related to our operating leases.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024. On July 31, 2024, the Company filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 2, 2024, and the Company filed its reply to Plaintiffs’ opposition on November 1, 2024.

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

8.SHAREHOLDERS' EQUITY

Common Stock—As of September 30, 2024, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	17,139,037
Stock awards available for grant under 2020 Plan	6,809,433
Options outstanding under 2003 Plan	482,112
Total	24,430,741

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

The number of shares of common stock available for issuance as of September 30, 2024, pursuant to future awards under the Company's 2020 Stock Plan is 6,809,433. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive loss was as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2024	2023
Share-based compensation related to:
Equity classified stock options	$475	$722
Equity classified RSU's	2,293	1,741
Equity classified PSU's	—	33
Equity classified PVU's	1,077	679
Total	$3,845	$3,175

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

During the three months ended September 30, 2024 and 2023, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2024	3,677,964	$11.81
Options granted	—	—
Options exercised	(86,643)	2.12
Options forfeited/expired/cancelled	(58,835)	9.91
Outstanding—September 30, 2024	3,532,486	$12.08	6.19	$228
Vested and exercisable—September 30, 2024	2,780,984	$13.31	5.90	$228

As of September 30, 2024, there was $1.5 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 1 year.

The Company received less than $0.1 million of cash in connection with stock options exercised during the three months ended September 30, 2024. During the three months ended September 30, 2023, there were no stock options exercised.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	8,441,168	$1.91
Granted	1,932,119	3.92
Vested	(2,868,711)	2.22
Forfeited	(49,930)	2.55
Unvested as of September 30, 2024	7,454,646	$2.30

As of September 30, 2024, there was $14.8 million of unrecognized share-based compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.06 years.

Performance Stock—Based upon the terms of the PSU’s granted, if certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13,

2023, at 13% of the target and 14,477 shares were issued. The fiscal year 2022 tranche did not reach the target as of June 30, 2024, and no shares vested thus all PSU’s were forfeited back to the 2020 Stock Plan. As of September 30, 2024, there were no remaining PSU’s granted thus there was no unrecognized compensation cost related to unvested performance stock units granted.

Price-Vested Units—During the three months ended September 30, 2024 and 2023, the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. For the awards granted during the three months ended September 30, 2024 and 2023, they are divided into three and four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine or twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s granted during the three months ended September 30, 2024:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	215,309	$3.98	$3.13	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 2	215,305	$3.75	$6.00	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 3	215,309	$3.49	$9.00	August 1, 2024 - August 1, 2029	1.31 years - 3 years

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

The fair value of each PVU (for purposes of calculation of share-based compensation expense) is estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. Use of this model requires the input of subjective assumptions and changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation recognized in the condensed consolidated statements of comprehensive loss. These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments.

The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

	Three Months Ended September 30,
	2024	2023
Share price as of grant date	$4.01	$1.38
Volatility	88.8%	94.3%
Risk-free interest rate	3.8%	4.1%
Cost of Equity	12.6%	9.2%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2024:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	6,170,385	$1.37
Granted	645,923	3.74
Vested	(182,291)	1.69
Forfeited	—	—
Unvested as of September 30, 2024	6,634,017	$1.61

During the three months ended September 30, 2024 , the $2.50 stock price hurdle was achieved. As a result, one-third of the awards in the first tranche of PVU’s granted during the three months ended September 30, 2023 vested.
As of September 30, 2024, there was $4.7 million of unrecognized share-based compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.5 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of September 30, 2024, there are 159 shares reserved for future issuance under the plan.

9.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Senior:
Medicare advantage commissions	$74,471	$74,372
Medicare supplement commissions	527	313
Prescription drug plan commissions	68	71
Dental, vision, and health commissions	1,285	1,049
Other commissions	701	359
Other services	15,856	13,754
Total Senior revenue	92,908	89,918
Healthcare Services:
Pharmacy	152,883	94,788
Other services	2,856	2,580
Total Healthcare Services revenue	155,739	97,368
Life:
Term commissions	16,364	19,114
Final expense commissions	18,324	14,120
Other services	4,602	4,569
Total Life revenue	39,290	37,803
All other:
Commissions	5,795	8,815
Other services	171	212
Total All other revenue	5,966	9,027
Eliminations:
Commissions	(642)	(457)
Other services	(998)	(929)
Total Elimination revenue	(1,640)	(1,386)
Total Commissions and other services revenue	139,380	137,942
Total Pharmacy revenue	152,883	94,788
Total Revenue	$292,263	$232,730

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$881,317
Commission revenue from revenue recognized	51,077
Net commission revenue adjustment from change in estimate	1,121
Amounts recognized as accounts receivable, net	(13,731)
Balance as of September 30, 2024	$919,784

For the three months ended September 30, 2024, the $1.1 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a negative adjustment of $0.1 million for Senior and a positive adjustment of $0.1 million for Life. The remaining $1.1 million relates to the Company’s All other non-reportable segment. Refer to Note 12 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received as of September 30, 2024, for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

Balance as of June 30, 2024	$8,066
Commission and other services revenue recognized	(8,619)
Amounts recognized as contract liabilities	3,505
Balance as of September 30, 2024	$2,952

10.INCOME TAXES

For the three months ended September 30, 2024 and 2023, the Company recognized income tax expense and benefit of $9.5 million and $12.8 million, respectively, representing effective tax rates of (27.2)% and 29.2%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended September 30, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration, and vesting of restricted stock units. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2023, were primarily related to state income taxes.

As of September 30, 2024, the Company has a valuation allowance of $19.8 million for deferred tax assets related to certain federal and state specific net operating losses, Sec. 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. Aside from the certain deferred tax asset related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of September 30, 2024 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

11.NET LOSS PER SHARE

The Company calculates net loss per share as defined by ASC Topic 260, Earnings per Share (“ASC 260”). Basic net loss per share (“Basic EPS”) is computed by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net loss per share

(“Diluted EPS”) is computed by dividing net loss attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, and common shares issuable upon the conclusion of each ESPP offering period. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s and common stock issuable pursuant to the ESPP to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net loss per share for the periods presented:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2024	2023
Basic:
Numerator:
Net loss attributable to common shareholders	$(44,546)	$(31,051)
Denominator:
Weighted-average common stock outstanding	170,431	167,453
Net loss per share—basic:	$(0.26)	$(0.19)
Diluted:
Numerator:
Net loss attributable to common and common equivalent shareholders	$(44,546)	$(31,051)
Denominator:
Weighted-average common stock outstanding	170,431	167,453
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	—	—
Total common and common equivalent shares outstanding	170,431	167,453
Net loss per share—diluted:	$(0.26)	$(0.19)
(1) Excluded from the computation of net loss per share-diluted for the three months ended September 30, 2024 and, 2023 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended September 30,
(in thousands)	2024	2023
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	11,423	10,521

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2024	2023
Shares subject to outstanding PVU’s	6,634	6,278

12.SEGMENT INFORMATION

As of July 1, 2024, the Company has realigned its reportable segments for fiscal year 2025. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280, Segment Reporting (“ASC 280”). As a result, the Auto & Home business will be included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

The Company’s operating segments have been determined in accordance with ASC 280. We currently have three reportable segments: i) Senior, ii) Healthcare Services, and iii) Life. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Population Health, and SelectPatient Management. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products. The All Other category is reflective of the revenue generated from selling individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-based compensation expense, depreciation and amortization, goodwill, long-lived asset and intangible asset impairments, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. We have not aggregated any operating segments together to represent a reportable segment.

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” and “Corporate & elimination of intersegment profits’ captions in the tables below.

The following table presents information about the reportable segments for the three months ended September 30, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$91,364	$155,667	$39,266	$286,297
Intersegment revenue	1,544	72	24	1,640
Total revenue from reportable segments	$92,908	$155,739	$39,290	$287,937
All other revenue				5,966
Eliminations of intersegment revenues				(1,640)
Total consolidated revenue				$292,263

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$7,724	$4,878	$5,960	$18,562
All other Adjusted EBITDA				3,797
Corporate & elimination of intersegment profits				(24,042)
Share-based compensation expense				(3,846)
Transaction costs (1)				(826)
Depreciation and amortization				(5,599)
Loss on disposal of property, equipment, and software, net				(35)
Interest expense, net				(23,031)
Loss before income tax expense (benefit)				$(35,020)
(1) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($0.3 million).

The following table presents information about the reportable segments for the three months ended September 30, 2023:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$88,561	$97,368	$37,774	$223,703
Intersegment revenue	1,357	—	29	1,386
Total revenue from reportable segments	$89,918	$97,368	$37,803	$225,089
All other revenue				9,027
Eliminations of intersegment revenues				(1,386)
Total consolidated revenue				$232,730

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$(1,335)	$2,322	$5,240	$6,227
All other Adjusted EBITDA				3,319
Corporate & elimination of intersegment profits				(20,922)
Share-based compensation expense				(3,175)
Transaction costs (1)				(1,904)
Depreciation and amortization				(5,989)
Loss on disposal of property, equipment, and software				(9)
Interest expense, net				(21,397)
Loss before income tax expense (benefit)				$(43,850)
(1) These expenses primarily consist of non-restructuring severance expenses ($0.2 million) and financing transaction costs ($1.8 million).
Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2024, three insurance carrier customers accounted for 30% (UHC), 12% (Humana), and 19% (Aetna) of total revenue. For the three months ended September 30, 2023, two customers accounted for 32% (UHC) and 17% (Humana) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

13.     SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events.

On October 15, 2024, the Company entered into an Eleventh Amendment (the “Eleventh Amendment”) to its Credit Agreement to (1) extend the scheduled maturity date of the existing Tern Loans, (2) modify financial covenant ratios required to be maintained by the Company for various reporting dates to allow the Company to stay in compliance with the required covenants, and (3) allow the Company to enter into the ABS Facility (the “ABS Facility”).

In accordance with the Eleventh Amendment, the Term Loans accrue cash and payable in kind interest on the outstanding principal amount thereof ranging from (A) at a rate per annum equal to either (1) SOFR (subject to a floor of 3.0%%) plus 6.0% to 6.5% or (2) a base rate plus 5.0% to 5.50%, at the Company’s option for cash interest and (B) payable in kind interest ranging from —% to 3.0% per annum through September 30, 2026. If the Company fails to achieve certain milestone payments by March 31, 2025 and June 30, 2025, the interest rate may increase in accordance with the Eleventh Amendment.

Prior to the Eleventh Amendment, the Company fully repaid the non-extended Term Loans in the amount of $14.2 million on October 15, 2024.

October 15, 2024, the Company issued warrants to purchase 5,568,360 shares of common stock (the “Warrants”) of the Company to certain of the Company’s existing lenders in conjunction with the Eleventh Amendment.

On October 15, 2024, the Company and certain of its subsidiaries, including special purpose entities created in connection with the ABS Facility, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers party thereto (the “Purchasers”). Pursuant to the Note Purchase agreement, a wholly-owned subsidiary of the Company, SQ ABS Issuer, LLC (the “Issuer”) issued $60.0 million of senior secured class A 7.8% Notes and $40.0 million of senior secured 9.65% Class B Notes (collectively, the “Notes”) to the Purchasers. The Notes are secured by a pool of commission receivables sold to the Issuer and are solely obligations of the Issuer and its special purpose holding company, SQ ABS Holdings, LLC. In connection with the Note Purchase Agreement, the Company paid fees of $4.7 million to third-party providers.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 88% and 89% of our approved Senior policies for the three months ended September 30, 2024 and 2023, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.4 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 20 years. Term life policies accounted for 38% and 48% of new premium within the Life segment for the three months ended September 30, 2024 and 2023, respectively, with final expense policies accounting for 62% and 52% for the three months ended September 30, 2024 and 2023, respectively.

Our other operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All other” which represents a shopping platform for auto, home, and specialty insurance lines.

The three months ended September 30 referenced throughout the commentary below refers to the first quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2025 and 2024.

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to estimate and recognize revenue, evaluate our business performance, and facilitate our operations. In Senior, our primary product, Medicare Advantage, pays us flat commission rates based on the number of policies we sell on behalf of our insurance carrier partners. Therefore, we have determined that units and unit metrics are the most appropriate measures to evaluate the performance of Senior. For Healthcare Services, our primary source of revenue is pharmacy revenue from SelectRx, so the total number of SelectRx members and the prescriptions shipped per day are the most appropriate measures used to evaluate the performance of Healthcare Services as these metrics drive top-line revenue. In Life, we are typically paid a commission that is a percent of the premium that we generate for our insurance carrier partners. Therefore, we have determined that premium-based metrics are the most relevant measures to evaluate the performance of the segment. Below are the most relevant business and operating metrics for each segment:

Senior

Submitted Policies

Submitted policies are counted when an individual completes an application with our licensed agent and provides authorization to them to submit it to the insurance carrier partner. The applicant may have additional actions to take before the application will be reviewed by the insurance carrier.

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended September 30,
	2024	2023
Medicare Advantage	102,281	104,532
All other (1)	16,256	14,920
Total	118,537	119,452
(1) Represents the submitted policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products decreased 1% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This was driven by a 1% decrease in overall close rates and a 2% decrease in production per productive agent.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended September 30,
	2024	2023
Medicare Advantage	91,680	97,681
All other (1)	12,979	12,195
Total	104,659	109,876
(1) Represents the approved policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased by 5% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, primarily related to carrier mix, we experienced a slight decrease in the submitted-to-approved conversion rates for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended September 30,
	2024	2023
Medicare Advantage	$812	$761
All other (1)	165	164
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy increased 7% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to carrier mix.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	September 30, 2024	September 30, 2023
Total SelectRx Members	86,521	52,750

The total number of SelectRx members increased by 64% as of September 30, 2024, compared to September 30, 2023, due to our continued operating strategy to grow SelectRx.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended September 30,
	2024	2023
Prescriptions Per Day	24,998	15,479

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2024	2023
Term Premiums	$15,218	$18,190
Final Expense Premiums	24,473	19,699
Total	$39,691	$37,889

Total term premiums decreased 16% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to a 17% decrease in the number of policies sold, offset by less than a 1% increase in the average premium per policy sold. Final expense premiums increased 24% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to a 1% increase in the average premium per policy sold and a 23% increase in the number of policies sold.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended September 30,
(in thousands)	2024		2023
Revenue
Commissions and other services	$139,380	48%	$137,942	59%
Pharmacy	152,883	52%	94,788	41%
Total revenue	292,263	100%	232,730	100%
Operating costs and expenses
Cost of commissions and other services revenue	65,733	22%	72,511	31%
Cost of goods sold—pharmacy revenue	129,524	44%	84,008	36%
Marketing and advertising	63,764	22%	62,323	28%
Selling, general, and administrative	36,145	12%	28,666	12%
Technical development	9,074	3%	7,637	3%
Total operating costs and expenses	304,240	103%	255,145	110%
Loss from operations	(11,977)	(4)%	(22,415)	(10)%
Interest expense, net	(23,031)	(8)%	(21,397)	(9)%
Other expense, net	(12)	—%	(38)	—%
Loss before income tax expense (benefit)	(35,020)	(12)%	(43,850)	(19)%
Income tax expense (benefit)	9,526	—%	(12,799)	(6)%
Net loss	$(44,546)	(12)%	$(31,051)	(13)%

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

Revenue is recognized at different milestones for Senior and Life and is based on the contractual enforceable rights, our historical experience, and established customer business practices. Other services revenues from our Healthcare Services segment (excluding SelectRx revenue discussed below) is recognized when the performance obligation has been met, which is at different times for our various services (e.g. the HRA has been performed, a transfer has been made to a health-related partner, or SPM has provided care management services to a member), the transaction price is known based on volume and contractual prices, and we have no further performance obligations. Lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed all of our performance obligations and control of the product has been transferred to the customer. There are no future revenue streams or variable consideration associated as the transaction price is fixed at time of shipment, and any subsequent new order is its own performance obligation.

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Commissions and other services	$139,380	$137,942	1%
Pharmacy	152,883	94,788	61%
Total revenue	$292,263	$232,730	26%

Three Months Ended September 30, 2024 and 2023–Commissions and other services revenue increased $1.4 million, or 1%, for the three months ended September 30, 2024 primarily due to increases in Senior and Life of $3.0 million and $1.5 million, respectively. Senior’s increase was primarily due to a $0.9 million increase in commissions revenue driven by a 5% increase in LTV’s. Life’s increase was driven by a $4.2 million increase in final expense revenue offset by a $2.8 million decrease in term revenue. The increase in Commissions and other services revenue was partially offset by a $3.1 million decrease in Auto & Home. Pharmacy revenue increased $58.1 million, or 61%, primarily due to the 64% increase in members from the growth of the SelectRx business.

Operating Costs and Expenses

Cost of Commissions and Other Services Revenue

Cost of commissions and other services revenue represents the direct costs associated with fulfilling our obligations to our customers in Senior, Life, and Healthcare Services (excluding SelectRx discussed below); primarily compensation, benefits, and licensing for sales agents, customer success agents, fulfillment specialists, and others directly engaged in serving customers. It also includes allocations for facilities, telecommunications, and software maintenance costs, which are all based on headcount. Facilities costs include rent and utilities expenses and other costs to maintain our office locations. Telecommunications and software maintenance costs includes costs related to the internal phone systems and various software applications that our agents use to make sales. These costs directly correlate to the number of agents we have as we are primarily charged based on per person usage for the phone systems and software applications.

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Cost of commissions and other services revenue	$65,733	$72,511	(9)%

Three Months Ended September 30, 2024 and 2023—Cost of commissions and other service revenue decreased $6.8 million, or 9%, for the three months ended September 30, 2024, primarily due to a $5.5 million decrease in compensation costs, combined with a $0.9 million decrease in fulfillment costs for licensing fees in Senior. The $5.5 million decrease in compensation costs is primarily made up of a $6.9 million decrease in costs for our sales and customer care agents in Senior, offset by a $0.5 million increase in costs for sales and customer care agents in Life.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Cost of goods sold—pharmacy revenue	$129,524	$84,008	54%

Three Months Ended September 30, 2024 and 2023–Cost of goods sold-pharmacy revenue increased $45.5 million, or 54%, for the three months ended September 30, 2024, primarily due to a $38.2 million increase in medication costs as the number of SelectRx members increased 64% over the prior year as well as a $5.3 million increase in compensation costs due to a nearly 79% increase in the number of employees directly associated with fulfilling pharmacy orders.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Marketing and advertising	$63,764	$62,323	2%

Three Months Ended September 30, 2024 and 2023–Marketing and advertising expenses increased $1.4 million, or 2%, for the three months ended September 30, 2024, primarily due to a $0.8 million increase in lead costs and a $0.3 million increase in other marketing costs to generate additional senior and life commissions revenue as noted above.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Selling, general, and administrative	$36,145	$28,666	26%

Three Months Ended September 30, 2024 and 2023–Selling, general, and administrative expenses increased $7.5 million, or 26%, for the three months ended September 30, 2024, primarily due to a $5.2 million increase in compensation costs and a $2.2 million increase in bad debt expense related to SelectRx. The increase in compensation costs was primarily related to a $3.5 million increase in Healthcare Services compensation attributable to the growth of SelectRx.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Technical development	$9,074	$7,637	19%

Three Months Ended September 30, 2024 and 2023–Technical development expenses increased $1.4 million, or 19%, for the three months ended September 30, 2024, primarily due to a $1.6 million increase in compensation costs due to an increase in headcount for technology personnel, partially offset by a $0.2 million decrease in costs related to trainings and seminars costs.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Interest expense, net	$23,031	$21,397	8%

Three Months Ended September 30, 2024 and 2023–Interest expense increased $1.6 million, or 8%, for the three months ended September 30, 2024, as a result of higher interest rates during the period.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023
Income tax expense (benefit)	$9,526	$(12,799)	(174)%
Effective tax rate	(27.2)%	29.2%

Three Months Ended September 30, 2024 and 2023–For the three months ended September 30, 2024 and 2023, we recognized income tax expense of $9.5 million and and income tax benefit of $(12.8) million, respectively, representing effective tax rates of (27.2)% and 29.2%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended September 30, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration, and vesting of restricted stock units. The differences from our federal statutory tax rate to the effective tax rate for the three months ended September 30, 2023, were primarily related to state income taxes.

Segment Information

As of July 1, 2024, the Company has realigned its reportable segments for fiscal year 2025. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280. As a result, the Auto & Home business will be included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

The Company’s operating segments have been determined in accordance with ASC 280. We currently have three reportable segments: i) Senior, ii) Healthcare Services, and iii) Life. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Population Health, and most recently, SelectPatient Management. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products. The All Other category is reflective of the revenue generated from selling individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-based compensation expense, depreciation and amortization, goodwill, long-lived asset and intangible asset impairments, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. These services are not directly identifiable with our reportable segments and are shown in the tables below to reconcile the reportable segments to the consolidated financial statements. We have not aggregated any operating segments together to represent a reportable segment.

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” and “Corporate & elimination of intersegment profits’ captions in the tables below.

Three Months Ended September 30, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$91,364	$155,667	$39,266	$286,297
Intersegment revenue	1,544	72	24	1,640
Total revenue from reportable segments	$92,908	$155,739	$39,290	$287,937
All other revenue				5,966
Eliminations of intersegment revenues				(1,640)
Total consolidated revenue				$292,263

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$7,724	$4,878	$5,960	$18,562
All other Adjusted EBITDA				3,797
Corporate & elimination of intersegment profits				(24,042)
Share-based compensation expense				(3,846)
Transaction costs (1)				(826)
Depreciation and amortization				(5,599)
Loss on disposal of property, equipment, and software, net				(35)
Interest expense, net				(23,031)
Loss before income tax expense (benefit)				$(35,020)
(1) These expenses primarily consist of financing transaction costs ($0.3 million) and non-restructuring severance expenses ($0.5 million).

Three Months Ended September 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$88,561	$97,368	$37,774	$223,703
Intersegment revenue	1,357	—	29	1,386
Total revenue from reportable segments	$89,918	$97,368	$37,803	$225,089
All other revenue				9,027
Eliminations of intersegment revenues				(1,386)
Total consolidated revenue				$232,730

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$(1,335)	$2,322	$5,240	$6,227
All other Adjusted EBITDA				3,319
Corporate & elimination of intersegment profits				(20,922)
Share-based compensation expense				(3,175)
Transaction costs (1)				(1,904)
Depreciation and amortization				(5,989)
Loss on disposal of property, equipment, and software				(9)
Interest expense, net				(21,397)
Loss before income tax expense (benefit)				$(43,850)
(1) These expenses primarily consist of financing transaction costs ($0.2 million) and non-restructuring severance expenses ($1.8 million).

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$	%
Senior:
Medicare advantage commissions	$74,471	$74,372	$99	—%
Medicare supplement commissions	527	313	214	68%
Prescription drug plan commissions	68	71	(3)	(4)%
Dental, vision, and health commissions	1,285	1,049	236	22%
Other commissions	701	359	342	95%
Other services	15,856	13,754	2,102	15%
Total Senior revenue	92,908	89,918	2,990	3%
Healthcare Services:
Pharmacy	152,883	94,788	58,095	61%
Other services	2,856	2,580	276	11%
Total Healthcare Services revenue	155,739	97,368	58,371	60%
Life:
Term commissions	16,364	19,114	(2,750)	(14)%
Final expense commissions	18,324	14,120	4,204	30%
Other services	4,602	4,569	33	1%
Total Life revenue	39,290	37,803	1,487	4%
All other:
Commissions	5,795	8,815	(3,020)	(34)%
Other services	171	212	(41)	(19)%
Total All other revenue	5,966	9,027	(3,061)	(34)%

Eliminations:
Commissions	(642)	(457)	(185)	40%
Other services	(998)	(929)	(69)	7%
Total Elimination revenue	(1,640)	(1,386)	(254)	18%
Total Commissions and other services revenue	139,380	137,942	1,438	1%
Total Pharmacy revenue	152,883	94,788	58,095	61%
Total Revenue	$292,263	$232,730	$59,533	26%

Revenue by Segment

Three Months Ended September 30, 2024 and 2023–Revenue from our Senior segment was $92.9 million for the three months ended September 30, 2024, a $3.0 million, or 3%, increase compared to revenue of $89.9 million for the three months ended September 30, 2023. The increase was due to a $0.9 million, or 1%, increase in commissions revenue and a $2.1 million increase in other services revenue.

Revenue from Healthcare Services was $155.7 million for the three months ended September 30, 2024, a $58.4 million, or 60%, increase compared to revenue of $97.4 million for the three months ended September 30, 2023, primarily due to a $58.1 million increase in SelectRx pharmacy revenue.

Revenue from our Life segment was $39.3 million for the three months ended September 30, 2024, a $1.5 million, or 4%, increase compared to revenue of $37.8 million for the three months ended September 30, 2023, primarily due to an $1.5 million increase in commissions revenue.

Adjusted EBITDA by Segment

Three Months Ended September 30, 2024 and 2023–Adjusted EBITDA from our Senior segment was $7.7 million for the three months ended September 30, 2024, a $9.1 million, or 678%, increase compared to Adjusted EBITDA of $(1.3) million for the three months ended September 30, 2023. The increase was due to a $3.0 million increase in revenue, a $6.1 million decrease in operating costs and expenses, primarily due to a $6.3 million decrease in compensation costs due to a decrease in the number of agents, partially offset by increases in lead costs.

Adjusted EBITDA from Healthcare Services was $4.9 million for the three months ended September 30, 2024, a $2.6 million increase compared to Adjusted EBITDA of $2.3 million for the three months ended September 30, 2023. The increase was due to a $58.4 million increase in revenue, offset by a $55.8 million increase in operating costs and expenses primarily as a result of a $38.2 million increase in medication costs and a $7.6 million increase in compensation costs to support of the growth of SelectRx.

Adjusted EBITDA from our Life segment was $6.0 million for the three months ended September 30, 2024, a $0.7 million, or 14%, increase compared to Adjusted EBITDA of $5.2 million for the three months ended September 30, 2023. The increase in Adjusted EBITDA was due to a $1.5 million increase in revenue, offset by a $0.8 million increase in operating costs. The increase in operating costs was primarily due to a $0.9 million increase in compensation costs, partially offset by a $0.1 million decrease in fulfillment costs.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Senior Secured Credit Facility to maintain compliance with certain debt covenants, as discussed further in Note 6 to the condensed consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants through the 12 months following the date of issuance of our condensed consolidated financial statements.

On October 15, 2024, the Company completed a $100.0 million securitization transaction to provide advanced financing against the expected collections for policies previously sold. The Company will use the proceeds from the securitization to pay down a portion of its outstanding term loans. The new securitized debt offers a lower cost of capital than the Company’s term loans. In connection with the securitization transaction, and subsequent to September 30, 2024, the Company entered into an Eleventh Amendment (the “Eleventh Amendment”) to its Credit Agreement to (1) extend the scheduled maturity date of the existing term loans, (2) modify financial covenant ratios required to be maintained by the Company for various reporting dates to allow the Company to stay in compliance with the required covenants, and (3) allow the Company to enter into the securitization transaction.

As of September 30, 2024 and June 30, 2024, the Company had total debt obligations of $680.4 million and $683.3 million, respectively, under the Senior Secured Credit Facility. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment, and debt service.

We do not expect to generate sufficient cash flows from operations to enable us to make the milestone payments contemplated in the Eleventh Amendment. If we are unable to secure additional financing from outside sources or otherwise amend the Senior Secured Credit Facility, we will need to obtain additional capital through other means, including future securitization transactions, selling one or more material assets, or substantially reducing the scope of certain of our operations. If we are unable to satisfy our repayment obligations under the Senior Secured Credit Facility or maintain compliance with the covenants therein, we may be in default, which would significantly affect our liquidity.

As of September 30, 2024 and June 30, 2024, our cash and cash equivalents totaled $10.4 million and $42.7 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Three Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(16,610)	$(23,671)
Net cash used in investing activities	(2,574)	(2,145)
Net cash used in financing activities	(13,062)	(8,854)

Operating Activities

Net cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense; amortization of debt issuance costs and discount; accrued interest; non-cash lease expenses; and the effect of changes in working capital and other activities.

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

Three Months Ended September 30, 2024—Net cash used in operating activities was $16.6 million, consisting of net loss of $44.5 million, adjustments for non-cash items of $26.3 million, and cash used in operating assets and liabilities of $1.6 million. Adjustments for non-cash items primarily consisted of $5.6 million of depreciation and amortization, $3.8 million of share-based compensation expense, $5.3 million of accrued interest payable in kind on the Term Loans, $1.1 million of amortization of debt issuance costs and debt discount, $0.9 million of non-cash lease expense, and $9.5 million in deferred income taxes. The cash increase resulting from changes in net operating assets and liabilities primarily consisted of an increase of $50.5 million in accounts receivable, related to an increase in revenue, an increase of $12.8 million in accounts payable and accrued expenses, offset by a decrease of $38.5 million in commissions receivable, due to a 5% decrease in approved policies for the three months, a decrease of $18.5 million in other liabilities, primarily related to an $5.1 million decrease in our contract liability, and a $12.9 million decrease in accrued compensation and benefits, a decrease of $1.1 million in operating lease liabilities and a decrease of $3.5 million in other assets, primarily related to hedge activities.

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

Three Months Ended September 30, 2024—Net cash used in investing activities of $2.6 million was due to $2.1 million in purchases of software and capitalized internal-use software development costs and $0.4 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

Three Months Ended September 30, 2023—Net cash used in investing activities of $2.1 million was due to $1.8 million in purchases of software and capitalized internal-use software development costs and $0.6 million of purchases of property and equipment, primarily computer equipment.

Financing Activities

Our financing activities primarily consist of payments on term loans and proceeds and payments related to stock-based compensation.

Three Months Ended September 30, 2024—Net cash used in financing activities of $13.1 million was primarily due to $8.5 million of principal payments on the Term Loans and $3.9 million of tax payments for stock-based compensation.

Three Months Ended September 30, 2023—Net cash used in financing activities of $8.9 million was primarily due to $8.5 million of principal payments on the Term Loans.

Contractual Obligations

Other than the discussions in Note 7 and Note 9 to the condensed consolidated financial statements, as of September 30, 2024, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which the Company is a party is included in Part I, Item 1 hereof under “Note 7, Commitments and Contingencies – Legal Contingencies and Obligations,” which is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There was an administrative error in the Eleventh Amendment to Credit Agreement included within the Company’s Current Report filed on October 16, 2024. A copy of the final Eleventh Amendment to Credit Agreement is included hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

The following documents listed below are incorporated by reference or are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description
10.1	Eleventh Amendment to Credit Agreement, dated as of October 15, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Ares Capital Corporation, as administrative agent
31.1	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SELECTQUOTE, INC.
November 4, 2024	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer