Form 10-Q
period 2024-12-31
SelectQuote, Inc.
filed 2025-02-10
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

The registrant had outstanding 172,144,283 shares of common stock as of January 31, 2025.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2024	June 30, 2024
ASSETS
CURRENT ASSETS:
Cash and, cash equivalents, and restricted cash	$12,104	$42,690
Accounts receivable, net of allowances of $12.1 million and $8.2 million, respectively	115,795	150,035
Commissions receivable-current	224,787	119,871
Other current assets	19,686	20,327
Total current assets	372,372	332,923
COMMISSIONS RECEIVABLE—Net	812,037	761,446
PROPERTY AND EQUIPMENT—Net	16,257	18,973
SOFTWARE—Net	14,127	13,978
OPERATING LEASE RIGHT-OF-USE ASSETS	22,002	23,437
INTANGIBLE ASSETS—Net	8,130	10,194
GOODWILL	29,438	29,438
OTHER ASSETS	4,804	3,519
TOTAL ASSETS	$1,279,167	$1,193,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,165	$36,587
Accrued expenses	12,617	16,904
Accrued compensation and benefits	55,666	57,594
Operating lease liabilities—current	4,981	4,709
Current portion of long-term debt	27,577	45,854
Contract liabilities	954	8,066
Other current liabilities	5,440	4,873
Total current liabilities	194,400	174,587
LONG-TERM DEBT, NET—less current portion	684,284	637,480
DEFERRED INCOME TAXES	31,868	37,478
OPERATING LEASE LIABILITIES	23,539	25,685
OTHER LIABILITIES	19,074	1,877
Total liabilities	953,165	877,107
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,721	1,694
Additional paid-in capital	585,360	580,764
Accumulated deficit	(261,079)	(269,769)
Accumulated other comprehensive income (loss)	—	4,112
Total shareholders’ equity	326,002	316,801
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,279,167	$1,193,908

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
REVENUE:
Commissions and other services	$301,069	296,643	$440,449	$434,584
Pharmacy	180,000	108,795	332,883	203,583
Total revenue	481,069	405,438	773,332	638,167
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	101,138	97,424	166,872	169,935
Cost of goods sold—pharmacy revenue	156,201	94,180	285,724	178,188
Marketing and advertising	97,725	117,078	161,489	179,400
Selling, general, and administrative	45,021	33,412	81,166	62,078
Technical development	10,044	8,050	19,119	15,687
Total operating costs and expenses	410,129	350,144	714,370	605,288
INCOME FROM OPERATIONS	70,940	55,294	58,962	32,879
INTEREST EXPENSE, NET	(23,721)	(24,415)	(46,752)	(45,811)
OTHER EXPENSE, NET	(7,663)	—	(7,674)	(39)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	39,556	30,879	4,536	(12,971)
INCOME TAX EXPENSE (BENEFIT)	(13,680)	11,487	(4,154)	(1,312)
NET INCOME (LOSS)	$53,236	$19,392	$8,690	$(11,659)

NET INCOME (LOSS) PER SHARE:
Basic	$0.31	$0.12	$0.05	$(0.07)
Diluted	$0.30	$0.11	$0.05	$(0.07)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	171,802	168,349	171,116	167,901
Diluted	175,101	169,737	175,024	167,901

OTHER COMPREHENSIVE LOSS NET OF TAX:
Change in cash flow hedge	$(1,327)	$(3,422)	$(4,112)	$(5,432)
OTHER COMPREHENSIVE LOSS	(1,327)	(3,422)	(4,112)	(5,432)
COMPREHENSIVE INCOME (LOSS)	$51,909	$15,970	$4,578	$(17,091)

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2024	171,497	$1,715	$580,712	$(314,315)	$1,327	$269,439
Net income	—	—	—	53,236	—	53,236
Loss on cash flow hedge, net of tax	—	—	—	—	(393)	(393)
Amount reclassified into earnings, net of tax	—	—	—	—	(934)	(934)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	5	—	—	—	—	—
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	624	6	(51)	—	—	(45)
Share-based compensation expense	—	—	4,699	—	—	4,699
BALANCES-December 31, 2024	172,126	$1,721	$585,360	$(261,079)	$—	$326,002

Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2023	167,731	$1,677	$570,087	$(266,695)	$11,669	$316,738
Net income	—	—	—	19,392	—	19,392
Loss on cash flow hedge, net of tax	—	—	—	—	(770)	(770)
Amount reclassified into earnings, net tax	—	—	—	—	(2,652)	(2,652)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	1,243	13	(26)	—	—	(13)
Share-based compensation expense	—	—	3,822	—	—	3,822
BALANCES-December 31, 2023	168,974	$1,690	$573,883	$(247,303)	$8,247	$336,517
See accompanying notes to the condensed consolidated financial statements.

Six Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net income	—	—	—	8,690	—	8,690
Loss on cash flow hedge, net of tax	—	—	—	—	(432)	(432)
Amount reclassified into earnings, net of tax	—	—	—	—	(3,680)	(3,680)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	47	—	38	—	—	38
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,579	26	(3,717)	—	—	(3,691)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	115	1	(270)	—	—	(269)
Share-based compensation expense	—	—	8,545	—	—	8,545
BALANCES-December 31, 2024	172,126	$1,721	$585,360	$(261,079)	$—	$326,002

Six Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(11,659)	—	(11,659)
Gain on cash flow hedge, net of tax	—	—	—	—	71	71
Amount reclassified into earnings, net of tax	—	—	—	—	(5,503)	(5,503)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,107	21	(380)	—	—	(359)
Share-based compensation expense	—	—	6,997	—	—	6,997
BALANCES-December 31, 2023	168,974	$1,690	$573,883	$(247,303)	$8,247	$336,517
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,690	$(11,659)
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	10,659	11,887
Loss on disposal of property, equipment, and software	157	9
Share-based compensation expense	8,545	6,997
Deferred income taxes	(4,154)	(1,182)
Amortization of debt issuance costs and debt discount	2,379	3,356
Write-off of debt issuance costs	93	—
Accrued interest payable in kind	9,673	9,020
Change in fair value of warrant liabilities	7,642	—
Non-cash lease expense	1,846	1,528
Bad debt expense	4,203	2,743
Changes in operating assets and liabilities:
Accounts receivable, net	30,038	9,232
Commissions receivable	(155,507)	(113,860)
Other assets	(4,802)	(2,075)
Accounts payable and accrued expenses	46,211	29,206
Operating lease liabilities	(2,285)	(2,689)
Other liabilities	(8,692)	8,248
Net cash used in operating activities	(45,304)	(49,239)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(741)	(2,062)
Proceeds from sales of property and equipment	—	253
Purchases of software and capitalized software development costs	(4,105)	(3,883)
Net cash used in investing activities	(4,846)	(5,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	84,900	—
Payments on Revolving Credit Facility	(26,900)	—
Payments on Term Loans	(123,215)	(16,942)
Proceeds on ABS Notes	99,095	—
Payments on ABS Notes	(6,272)	—
Payments on other debt	(114)	(75)
Proceeds from common stock options exercised and employee stock purchase plan	38	—
Payments of tax withholdings related to net share settlement of equity awards	(3,960)	(359)
Payments of debt issuance costs	(2,479)	—
Net cash provided (used in) financing activities	21,093	(17,376)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29,057)	(72,307)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	42,690	83,156
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$13,633	$10,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(35,183)	$(32,943)
Payment of income taxes, net	(3,115)	(185)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	187	555
Issuance of liability classified warrants	8,628	—
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for selling insurance policies and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and also includes a small lead generation business, InsideResponse, LLC (“InsideResponse”). SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx, Population Health, and most recently, SelectPatient Management (“SPM”). SelectRx is a Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management. Population Health uses data from personal Health Risk Assessments completed by our agents (“HRAs”) to connect the consumer to the relevant health-related service, like SelectRx, SPM, or one of our many health-related partners. SPM launched in 2024 from the acquisition of an existing chronic care management platform, helps patients navigate their chronic conditions and manage them using a comprehensive treatment plan.

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

Significant Accounting Policies—Apart from the below, there have been no material changes to the Company’s significant accounting policies as described in our Annual Report.

Warrants—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period.

Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents include a money market account primarily invested in cash and U.S. Government securities. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted market prices in active markets for identical assets or liabilities. Our account balances can at times exceed the FDIC-insured limits. The Company’s restricted cash balance consists of specified deposit accounts to be used only to fund payments related to the Notes (as defined in Note 6) entered into on October 15, 2024. The following table summarizes the cash, cash equivalents and restricted cash included on the condensed consolidated balance sheet.

(in thousands)	December 31, 2024	June 30, 2024
Current assets:
Cash and cash equivalents	$7,315	$42,690
Restricted cash - current	4,789	—
Total current assets	12,104	42,690
Other assets:
Other assets	1,529	—
Total cash, cash equivalents and restricted cash	$13,633	$42,690

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

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provided disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	December 31, 2024	June 30, 2024
Computer hardware	$17,902	$18,036
Machinery and equipment(1)	17,590	16,451
Leasehold improvements	18,971	18,870
Furniture and fixtures	4,735	4,705
Work in progress	271	308
Total	59,469	58,370
Less accumulated depreciation(2)	(43,212)	(39,397)
Property and equipment—net	$16,257	$18,973
(1) Includes financing lease right-of-use assets.
(2) During the six months ended December 31, 2024, the Company disposed of $0.7 million of fully depreciated computer hardware.

Work in progress as of December 31, 2024 and June 30, 2024, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended December 31, 2024 and 2023, was $2.1 million and $3.0 million, respectively, and $4.6 million and $6.1 million for the six months ended December 31, 2024 and 2023, respectively.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	December 31, 2024	June 30, 2024
Software	$26,428	$28,287
Work in progress	3	78
Total	26,431	28,365
Less accumulated amortization(1)	(12,304)	(14,387)
Software—net	$14,127	$13,978
(1) During the six months ended December 31, 2024, the Company disposed of $6.2 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended December 31, 2024 and 2023, the Company capitalized internal-use software and website development costs of $2.1 million and $1.9 million, respectively, and recorded amortization expense of $2.0 million and $2.2 million, respectively. For the six months ended December 31, 2024 and 2023, the Company capitalized internal-use software and website development costs of $4.3 million and $3.8 million, respectively, and recorded amortization expense of $4.0 million and $4.2 million, respectively.

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

During the six months ended December 31, 2024, the Company entered into four finance leases for equipment with commencement dates August 1, 2024 and September 19, 2024, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.3 million.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Finance lease costs(1)	$151	$41	$249	$84
Operating lease costs(2)	1,767	1,516	3,517	3,100
Short-term lease costs	63	61	125	122
Variable lease costs(3)	135	160	282	295
Sublease income	(550)	(574)	(1,113)	(1,147)
Total net lease costs	$1,566	$1,204	$3,060	$2,454
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in selling, general, and administrative expense and interest expense, net in the condensed consolidated statements of comprehensive income (loss).

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

Maturities of Lease Liabilities—As of December 31, 2024, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2025	$4,095	$237	$4,332
2026	7,567	400	7,967
2027	6,682	393	7,075
2028	6,049	362	6,411
2029	6,127	362	6,489
Thereafter	8,827	30	8,857
Total undiscounted lease payments	39,347	1,784	41,131
Less: interest	10,827	444	11,271
Present value of lease liabilities	$28,520	$1,340	$29,860

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

As of December 31, 2024, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2025	$1,281
2026	2,587
2027	2,180
2028	1,931
2029	1,931
Thereafter	161
Total sublease income	$10,071

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	December 31, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(12,094)	$5,398	$17,492	$(10,936)	$6,556
Trade name	2,680	(2,501)	179	2,680	(2,233)	447
Proprietary software	4,342	(1,817)	2,525	4,342	(1,189)	3,153
Non-compete agreements	100	(72)	28	100	(62)	38
Total intangible assets	$24,614	$(16,484)	$8,130	$24,614	$(14,420)	$10,194

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and six months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024 and 2023, amortization expense related to intangible assets totaled $1.0 million and $0.8 million, respectively, and $2.1 million and $1.5 million for the six months ended December 31, 2024 and 2023, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 2.49 and 2.69 years as of December 31, 2024 and June 30, 2024, respectively.

As of December 31, 2024, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder fiscal 2025	$179	$600	$10	$1,158	$1,947
2026	—	1,100	18	2,313	3,431
2027	—	825	—	1,927	2,752
Total	$179	$2,525	$28	$5,398	$8,130

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of December 31, 2024, the Company’s goodwill balance of $29.4 million was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management and is all assigned to the Healthcare Services reporting unit and reportable segment.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and six months ended December 31, 2024 and 2023, there were no indicators of impairment.

6.DEBT

Debt consisted of the following:

(in thousands)	December 31, 2024	June 30, 2024
Revolving credit facility	$58,000	$—
Term Loans	574,662	688,203
Class A Notes	56,237	—
Class B Notes	37,491	—
Unamortized debt issuance costs and debt discount	(14,529)	(4,869)
Total debt	711,861	683,334
Less current portion of long-term debt:	(27,577)	(45,854)
Long-term debt	$684,284	$637,480

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Term Loans as of December 31, 2024 are as follows:

(in thousands)	Remainder fiscal 2025	2026	2027	2028	2029	Total
Revolving credit facility	$—	$58,000	$—	$—	$—	$58,000
Term Loans	$5,002	$14,291	$28,582	$526,787	$—	$574,662
Class A Notes	$6,183	$11,717	$10,593	$8,650	$19,094	$56,237
Class B Notes	4,122	7,811	7,062	5,767	12,729	37,491
Total obligations	$15,307	$91,819	$46,237	$541,204	$31,823	$726,390

As of December 31, 2024, the Company was in compliance with all financial covenants pursuant its debt obligations.

Significant changes in the Company’s debt during the six months ended December 31, 2024 were as follows:

Senior Secured Credit Facility

On November 5, 2019, the Company entered into a credit agreement (together with any subsequent amendments, the “Senior Secured Credit Facility”) with Wilmington Trust, National Association, as administrative agent, UMB Bank, N.A., as revolver agent and revolving lender, and the other lenders party thereto. The Senior Secured Credit Facility, through additional amendments in subsequent years, has provided for total proceeds from borrowings of $887.3 million (the “Term Loans”) and a revolving credit facility with $13.7 million available to borrow as of December 31, 2024 (the “Revolving Credit Facility”).

On September 12, 2024, the Company entered into a tenth amendment (the “Tenth Amendment”) to its Credit Agreement. The Tenth Amendment, among other things, (1) established a new class of consenting term loans and extended the maturity date to September 15, 2025, (2) established a second class of non-extended Term Loans with a maturity date of May 15, 2025, and (3) modified or added certain financial covenant ratios required to be maintained by the Company as of various reporting dates. Pursuant to the amendment, the Company paid fees of $0.7 million to its lenders.

On October 15, 2024, the Company entered into an eleventh amendment (the “Eleventh Amendment”) to its Credit Agreement to (1) extend the scheduled maturity date of the consenting Term Loans to September 30, 2027, (2) modify financial covenant ratios required to be maintained by the Company as of various reporting dates, and (3) allow the Company to enter into the Indenture (as defined below). Prior to the Eleventh Amendment, the Company fully repaid the non-extended Term Loans in the amount of $14.2 million on October 15, 2024. The obligations of the Company under the Senior Secured Credit Facility continue to be guaranteed by certain of the Company’s subsidiaries and secured by a security interest in the assets of the Company, subject to certain exceptions. In connection with the Eleventh Amendment and Indenture (as defined below), the Company issued an aggregate 5,568,360 warrants to the term lenders under the Senior Secured Credit Facility (the “Eleventh Amendment Warrants”). Refer to Note 7 to the condensed consolidated financial statements for further details on the Eleventh Amendment Warrants.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to either, at the Company’s option, (a) SOFR (subject to a floor of 3.00%) plus 6.50% in cash and 3.00% payable in kind, or (b) a base rate plus 5.50% in cash and 3.00% payable in kind. The effective interest rate for the Term Loans as of December 31, 2024 was 13.9%. In accordance with the Eleventh Amendment, the interest rate may increase if the Company fails to achieve certain milestone payments by March 31, 2025 and June 30, 2025. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either, at the Company’s option, (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%. The effective interest rate for the Revolving Credit Facility as of December 31, 2024 was 11.5%

Securitization and Indenture

On October 15, 2024, the Company and certain of its subsidiaries, including SQ ABS Issuer, LLC (the “Issuer”), a special purpose entity and wholly-owned subsidiary of the Company, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers party thereto (the “Purchasers”). Pursuant to the Note Purchase Agreement, the Issuer issued $60.0 million of senior secured 7.80% Class A Notes and $40.0 million of senior secured 9.65% Class B Notes (together the “Notes”) to the Purchasers. The Notes are governed by an Indenture, dated as of October 15, 2024, with UMB Bank, N.A. as indenture trustee (the “Indenture”). The Notes have a final legal maturity of October 20, 2039 and an anticipated repayment date of September 20, 2028. The Company used the proceeds obtained from the issuance of the Notes to repay a portion of its outstanding Term Loans in conjunction with the Eleventh Amendment.

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of December 31, 2024, there were $25.6 million and $75.5 million of Subject Renewal Commissions included in short-term commissions receivable and long-term commissions receivable, respectively, on the condensed consolidated balance sheet.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The restricted cash balance included within cash, cash equivalents, and restricted cash on the Company’s condensed consolidated balance sheet as of December 31, 2024 was $6.3 million.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00%

and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of December 31, 2024 was 9.07% and 10.98%, respectively.

As the Indenture was entered into in conjunction with the Eleventh Amendment, the Company performed an analysis under ASC 470, Debt, and determined that debt modification accounting was appropriate for the Term Loans and Notes. The additional debt discount costs incurred in connection with the Eleventh Amendment and Indenture include the fair value of the Eleventh Amendment Warrants, fees paid on behalf of lenders, and original issue discount on the Notes. The Company incurred a total of $3.7 million in debt issuance costs and $2.7 million in debt discount related to the Indenture, of which none of the debt issuance costs were capitalized and $2.7 million in debt discount were deferred.

The Company has incurred a total of $51.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility and Notes, of which $35.2 million in debt issuance costs were capitalized and $8.6 million in debt discounts were deferred. The costs associated with the Term Loans and Notes are being amortized using the effective interest method over the term of the respective debt instruments. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining term of the Senior Secured Credit Facility. The amortization of debt issuance costs associated with the Company’s debt is included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income (loss).

The Company uses derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. Prior to the swap’s termination on November 5, 2024, the Company was party to an interest rate swap contract in respect of a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931%. The amount reclassified from accumulated other comprehensive income (loss) into interest expense on the condensed consolidated statement of comprehensive income (loss) upon termination was $0.7 million.

Variable Interest Entity

The Issuer was formed on July 24, 2023 as a bankruptcy remote and separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the Issuer, to be satisfied out of the Issuer’s assets prior to any assets becoming available to the Company. Accordingly, the assets of the Issuer are not available to pay creditors of the Company or any of its subsidiaries.

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of December 31, 2024, the Issuer’s liabilities included in the condensed consolidated balance sheet primarily consisted of the borrowings under the Indenture of $93.7 million.

7.Warrants to Purchase Shares of Common Stock

Concurrent with the entry into the Eleventh Amendment and Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 Eleventh Amendment Warrants to the term lenders under the Senior Secured Credit Facility. Each Eleventh Amendment Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Eleventh Amendment Warrant agreements. The exercise price of the Eleventh Amendment Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Eleventh Amendment Warrants vest in four equal tranches upon the earlier of (i) the four consecutive anniversaries of the original issue date and (ii) a repayment milestone failure on the Term Loans. If the Eleventh Amendment Warrants have not vested prior to each tranche’s respective anniversary date, and the outstanding principal amount of Term Loans is less than the dollar thresholds set forth in the respective terms, the Eleventh Amendment Warrants shares shall not vest and are forfeited. The Eleventh Amendment Warrants expire four years after the initial vesting date.

The Company evaluated the Eleventh Amendment Warrants under ASC 815, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability given the variable settlement amount of the Eleventh Amendment Warrant shares. The freestanding Eleventh Amendment Warrants are reflected as liabilities on the condensed consolidated balance sheet at their estimated fair value. As of December 31, 2024, a warrant liability with a fair value of $16.3 million was reflected within other liabilities in the condensed consolidated balance sheet.

Subsequent changes in the estimated fair value of the Eleventh Amendment Warrants are reflected in other expense in the accompanying condensed consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Eleventh Amendment Warrants resulted in a loss of approximately $7.6 million for the three and six months ended December 31, 2024. As of December 31 2024, there were 5,568,360 Eleventh Amendment Warrants outstanding.

8.Fair Value Measurements

The Company determines the fair value of its financial instruments in accordance with the provisions of ASC 820, Fair Value Measurements (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

•Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

•Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts of the Company’s cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$315	$—	$—	$315

Liabilities:
Long-term liabilities
Warrant liability	$—	$—	$16,269	$16,269

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$307	$—	$—	$307
Other current assets
Cash flow hedge	$—	$5,027	$—	$5,027

Money market funds—Represents short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents include a money market account primarily invested in cash and U.S. Government securities. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted market prices in active markets for identical assets or liabilities.

Cash flow hedge—Represents derivative financial instruments that the Company uses to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. Refer to Note 6 to the condensed consolidated financial statements for further details on the Company’s cash flow hedge. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis.

Warrant liability—The Company utilizes the Black-Scholes-Merton option pricing model for the liability classified Eleventh Amendment Warrants each reporting period, with changes in fair value recognized in the condensed consolidated statements of comprehensive income (loss). The change in the estimated fair value of the Eleventh Amendment Warrants from the date of issuance, October 15, 2024, to December 31, 2024, resulted in a loss of approximately $7.6 million for the three and six months ended December 31, 2024. The estimated fair value of the liability classified Eleventh Amendment Warrants is determined using Level 3 inputs. Inherent in an option pricing model are estimates and assumptions related to expected share-price volatility, risk-free interest rate, expected dividend yield, and expected life. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities. The expected life of the Eleventh Amendment Warrants is assumed to be equivalent to their remaining contractual term based upon the vesting date assumed for each tranche. The Company assumed all four tranches will have vested upon the occurrence of a repayment milestone failure on March 31, 2025. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Eleventh Amendment

Warrants. The Company does not plan to pay a dividend during the Eleventh Amendment Warrant term, nor have they historically, thus the dividend rate will remain at zero.

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

December 31, 2024
Stock price(1)	$3.72
Exercise price	$3.00
Expected volatility	108.46%
Risk-free interest rate	4.25%
Expected dividend-yield	—%
Expected life (years)	4.25
Fair value per warrant	$2.92
(1) The stock price is based on the closing stock price as of December 31, 2024.

Changes in Level 3 fair value measurements during the period ended December 31, 2024 were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2024	$—
Initial measurement	8,628
Change in fair value	7,642
Balance as of December 31, 2024	$16,269

9.COMMITMENTS AND CONTINGENCIES

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

10.SHAREHOLDERS' EQUITY

Common Stock—As of December 31, 2024, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	19,819,907
Stock awards available for grant under 2020 Plan	3,489,310
Options outstanding under 2003 Plan	471,479
Total	23,780,855

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

The number of shares of common stock available for issuance as of December 31, 2024, pursuant to future awards under the Company's 2020 Stock Plan is 3,489,310. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”) which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Share-based compensation related to:
Equity classified stock options	$374	$714	$850	$1,436
Equity classified RSU's	2,641	2,116	4,934	3,857
Equity classified PSU's	—	—	—	33
Equity classified PVU's	1,684	992	2,761	1,671
Total	$4,699	$3,822	$8,545	$6,997

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

The fair value of each option (for purposes of calculation of share-based compensation expense) is estimated using the Black-Scholes-Merton option pricing model that uses assumptions determined as of the date of the grant. Use of this option pricing model requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company's common stock price over the expected term (“volatility”), the number of options that will ultimately not complete their vesting requirements (“assumed forfeitures”), the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term (“risk-free interest rate”), and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments (“dividend yield”). Changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation and, consequently, the related amount recognized in the condensed consolidated statements of comprehensive income (loss).

During the six months ended December 31, 2024 and 2023, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the six months ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2024	3,677,964	$11.81
Options granted	—	—
Options exercised	(95,316)	2.05
Options forfeited/expired/cancelled	(130,818)	7.05
Outstanding—December 31, 2024	3,451,830	$12.26	5.92	$1,917
Vested and exercisable—December 31, 2024	2,766,270	$13.35	5.66	$1,394

As of December 31, 2024, there was $1.1 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 0.75 years.

The Company did not receive any cash in connection with stock options exercised during the three months ended December 31, 2024, and less than $0.1 million in connection with stock options exercised during the six months ended December 31, 2024. During the six months ended December 31, 2023, there were no stock options exercised.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2024:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	8,441,168	$1.91
Granted	4,004,124	2.99
Vested	(3,509,924)	2.07
Forfeited	(247,060)	2.68
Unvested as of December 31, 2024	8,688,308	$2.31

As of December 31, 2024, there was $16.0 million of unrecognized share-based compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 2.00 years.

Performance Stock—Based upon the terms of the PSU’s granted, if certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The fiscal year 2022 tranche did not reach the target as of June 30, 2024, and no shares vested thus all PSU’s were forfeited back to the 2020 Stock Plan. As of December 31, 2024, there were no remaining PSU’s granted thus there was no unrecognized compensation cost related to unvested performance stock units granted.

Price-Vested Units—During the six months ended December 31, 2024, the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. For the awards granted during the six months ended December 31, 2024 and 2023, they are divided into three and four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine or twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s granted during the six months ended December 31, 2024:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	772,027	$3.98	$3.13	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 2	772,020	$3.75	$6.00	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 3	772,027	$3.49	$9.00	August 1, 2024 - August 1, 2029	1.31 years - 3 years

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

The fair value of each PVU (for purposes of calculation of share-based compensation expense) is estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. Use of this model requires the input of subjective assumptions and changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation recognized in the condensed consolidated statements of comprehensive income (loss). These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments.

The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

	Six Months Ended December 31,
	2024	2023
Share price as of grant date	$4.01	$1.38
Volatility	88.8%	94.3%
Risk-free interest rate	3.8%	4.1%
Cost of Equity	12.6%	9.2%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2024:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	6,170,385	$1.37
Granted	2,316,074	3.74
Vested	(182,291)	1.69
Forfeited	(152,920)	2.10
Unvested as of December 31, 2024	8,151,248	$2.04

During the six months ended December 31, 2024, the $2.50 stock price hurdle was achieved. As a result, one-third of the awards in the first tranche of PVU’s granted during the three months ended September 30, 2023 vested.
As of December 31, 2024, there was $8.9 million of unrecognized share-based compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.55 years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of December 31, 2024 there are 159 shares reserved for future issuance under the plan.

11.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended December 31,		Six Months Ended December 31,
(dollars in thousands)	2024	2023	2024	2023
Senior:
Medicare advantage commissions	$226,716	$217,969	$301,187	$292,340
Other Senior commissions	2,185	3,048	4,765	4,840
Other services	26,677	26,512	42,535	40,265
Total Senior revenue	255,578	247,529	348,487	337,445
Healthcare Services:
Pharmacy	180,000	108,795	332,883	203,583
Other services	3,370	2,915	6,225	5,495
Total Healthcare Services revenue	183,370	111,710	339,108	209,078
Life:
Term commissions	18,666	18,113	35,030	37,227
Final expense commissions	16,283	14,482	34,607	28,602
Other services	4,912	4,772	9,514	9,341
Total Life revenue	39,861	37,367	79,151	75,170
All other:
Commissions	3,972	10,275	9,767	19,090
Other services	171	212	343	425
Total All other revenue	4,143	10,487	10,110	19,515
Eliminations:
Commissions	(1,022)	(662)	(1,665)	(1,118)
Other services	(861)	(993)	(1,859)	(1,923)
Total Elimination revenue	(1,883)	(1,655)	(3,524)	(3,041)
Total Commissions and other services revenue	301,069	296,643	440,449	434,584
Total Pharmacy revenue	180,000	108,795	332,883	203,583
Total Revenue	$481,069	$405,438	$773,332	$638,167

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$881,317
Commission revenue from revenue recognized	178,207
Net commission revenue adjustment from change in estimate	2,944
Amounts recognized as accounts receivable, net	(25,644)
Balance as of December 31, 2024	$1,036,824

For the six months ended December 31, 2024, the $2.9 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $0.8 million for Senior and a positive adjustment of $0.4 million for Life. The remaining $1.8 million relates to the Company’s All other non-reportable segment. Refer to Note 14 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received as of December 31, 2024, for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$8,066
Commission and other services revenue recognized	(29,509)
Amounts recognized as contract liabilities	22,397
Balance as of December 31, 2024	$954

12.INCOME TAXES

For the three months ended December 31, 2024 and 2023, the Company recognized income tax benefits and expense of $13.7 million and $11.5 million, respectively, representing effective tax rates of (34.6)% and 37.2%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments . The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

For the six months ended December 31, 2024 and 2023, the Company recognized income tax benefits of $4.2 million and $1.3 million, respectively, representing effective tax rates of (91.6)% and 10.1%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

As of December 31, 2024 and 2023, the Company has a valuation allowance of $18.7 million and $9.1 million, respectively, for deferred tax assets related to certain state specific net operating losses, federal and state Sec. 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740, Income Taxes when evaluating the need for a valuation allowance. Aside from the certain deferred tax asset related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of December 31, 2024 as it believes it is more likely than not that the remaining net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

13.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC 260, Earnings per Share. Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, common shares issuable upon the conclusion of each ESPP offering period, and Eleventh Amendment Warrants. The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s, common stock issuable pursuant to the ESPP, and Eleventh Amendment Warrants to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$53,236	$19,392	$8,690	$(11,659)
Denominator:
Weighted-average common stock outstanding	171,802	168,349	171,116	167,901
Net income (loss) per share—basic:	$0.31	$0.12	$0.05	$(0.07)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	$53,236	$19,392	$8,690	$(11,659)
Denominator:
Weighted-average common stock outstanding	171,802	168,349	171,116	167,901
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(1)	3,299	1,388	3,908	—
Total common and common equivalent shares outstanding	175,101	169,737	175,024	167,901
Net income (loss) per share—diluted:	$0.30	$0.11	$0.05	$(0.07)
(1) Excluded from the computation of net income (loss) per share-diluted for the six months ended December 31, 2023 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP	4,875	8,428	4,164	11,855

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Shares subject to outstanding PVU’s	8,151	6,281	7,393	6,280
The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the exercise price of the Eleventh Amendment Warrants exceeded the average market price of the Company's common stock for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Warrants to purchase common stock	5,568	—	5,568	—

14.SEGMENT INFORMATION

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

Our operating segments are determined based on how our chief executive officer, who also serves as our CODM manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as income (loss) before income tax expense (benefit) plus: (i) interest expense, net; (ii) depreciation and amortization; (iii) share-based compensation; (iv) goodwill, long-lived asset, and intangible assets impairments; (v) transaction costs; (vi) loss on disposal of property, equipment and software, net; (vii) other non-recurring expenses and income; and (viii) changes in fair value of warrant liabilities.

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

The following table presents information about the reportable segments for the three months ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$253,805	$183,281	$39,840	$476,926
Intersegment revenue	1,773	89	21	1,883
Total revenue from reportable segments	$255,578	$183,370	$39,861	$478,809
All other revenue				4,143
Eliminations of intersegment revenues				(1,883)
Total consolidated revenue				$481,069

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$100,521	$2,212	$7,423	$110,156
All other Adjusted EBITDA				2,303
Corporate & elimination of intersegment profits				(24,940)
Share-based compensation expense				(4,699)
Transaction costs (1)				(6,719)
Depreciation and amortization				(5,060)
Loss on disposal of property, equipment, and software, net				(122)
Change in fair value of warrant liabilities				(7,642)
Interest expense, net				(23,721)
Income before income tax expense (benefit)				$39,556
(1) These expenses primarily consist of financing transaction costs ($6.7 million).

The following table presents information about the reportable segments for the three months ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$245,897	$111,710	$37,344	$394,951
Intersegment revenue	1,632	—	23	1,655
Total revenue from reportable segments	$247,529	$111,710	$37,367	$396,606
All other revenue				10,487
Eliminations of intersegment revenues				(1,655)
Total consolidated revenue				$405,438

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$78,713	$2,981	$4,569	$86,263
All other Adjusted EBITDA				4,725
Corporate & elimination of intersegment profits				(23,574)
Share-based compensation expense				(3,822)
Transaction costs (1)				(2,400)
Depreciation and amortization				(5,898)
Interest expense, net				(24,415)
Income before income tax expense (benefit)				$30,879
(1) These expenses primarily consist of financing transaction costs.

The following table presents information about the reportable segments for the six months ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$345,169	$338,947	$79,106	$763,222
Intersegment revenue	3,318	161	45	3,524
Total revenue from reportable segments	$348,487	$339,108	$79,151	$766,746
All other revenue				10,110
Eliminations of intersegment revenues				(3,524)
Total consolidated revenue				$773,332

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$108,247	$7,089	$13,383	$128,719
All other Adjusted EBITDA				6,099
Corporate & elimination of intersegment profits				(48,983)
Share-based compensation expense				(8,545)
Transaction costs (1)				(7,544)
Depreciation and amortization				(10,659)
Loss on disposal of property, equipment, and software, net				(157)
Change in fair value of warrant liabilities				(7,642)
Interest expense, net				(46,752)
Income before income tax expense (benefit)				$4,536
(1) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($7.0 million).

The following table presents information about the reportable segments for the six months ended December 31, 2023:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$334,458	$209,078	$75,116	$618,652
Intersegment revenue	2,987	—	54	3,041
Total revenue from reportable segments	$337,445	$209,078	$75,170	$621,693
All other revenue				19,515
Eliminations of intersegment revenues				(3,041)
Total consolidated revenue				$638,167

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$77,376	$5,304	$9,808	$92,488
All other Adjusted EBITDA				8,045
Corporate & elimination of intersegment profits				(44,495)
Share-based compensation expense				(6,997)
Transaction costs (1)				(4,305)
Depreciation and amortization				(11,887)
Loss on disposal of property, equipment, and software, net				(9)
Interest expense, net				(45,811)
Loss before income tax expense (benefit)				$(12,971)
(1) These expenses primarily consist of financing transaction costs.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended December 31, 2024, three insurance carrier customers accounted for 38% (UHC), 14% (Humana), and 16% (Aetna) of total revenue. For the three months ended December 31, 2023, three customers accounted for 32% (UHC), 19% (Humana), and 16% (Aetna) of total revenue. For the six months ended December 31, 2024, three customers accounted for 35% (UHC), 13% (Humana), and 17% (Aetna) of total revenue. For the six months ended December 31, 2023, three customers accounted for 32% (UHC), 18% (Humana) and 12% (Aetna) of total revenue, respectively. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

15.     SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events.

Senior Preferred Stock Purchase Agreements

On February 10, 2025, the Company entered into a Senior Preferred Stock Purchase Agreement (the “Morgan Stanley Purchase Agreement”), with NL Monarch Holdings LLC (“Morgan Stanley”) and a Senior Preferred Stock Purchase Agreement (the “Bain Purchase Agreement” and together with the Morgan Stanley Purchase Agreement, the “Senior Preferred Stock Purchase Agreements”) with NL Monarch Holdings II LLC (“Bain,” and together with Morgan Stanley, the “Purchasers” or the “Lead Investors,” and each, a “Purchaser”), providing for an aggregate investment by the Purchasers of $350.0 million in cash in the Company (collectively, the “Investment”).

The Company has agreed to issue and sell an aggregate of 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Common Stock”). Each of (1) Morgan Stanley, for an aggregate investment by Morgan Stanley of $175.0 million, pursuant to the Morgan Stanley Purchase Agreement, and (2) Bain, for an aggregate investment by Bain of $175.0 million pursuant to the Bain Purchase Agreement, will purchase: (a) 175,000 shares of

Preferred Stock; (b) warrants to purchase 6,740,740.5 shares of Common Stock at an initial exercise price of $0.01 per share (the “Tranche A Warrants”); (c) warrants to purchase 5,055,555.5 shares of Common Stock at initial exercise price equal to the thirty (30)-day volume weighted average of the closing sales price of the Common Stock, determined on the date which is forty-five (45) days following February 10, 2025 (provided, that if such volume weighted average is (i) less than $2.15, the exercise price will be $2.15, and (ii) greater than $4.00, the exercise price will be $4.00) (the “Tranche B Warrants”); and (d) warrants to purchase 3,620,370.5 shares of Common Stock at an initial exercise price $5.50 per share (the “Tranche C Warrants,” and together with the Tranche A Warrants and the Tranche B Warrants, the “Preferred Warrants”), in the case each series of Preferred Warrants, subject to customary anti-dilution adjustments. Dividends on each share of Preferred Stock will accrue daily at an initial rate of 14.5% per annum, subject to certain adjustments, and will be payable quarterly.

The Company will issue 85% of the aggregate Preferred Warrants that are allocated to each Purchaser at funding. On January 2, 2026, the Company will issue the balance of the aggregate Preferred Warrants that are allocated to each Purchaser, provided that if on or prior to December 31, 2025 the Company has redeemed any of the shares of Preferred Stock (the aggregate Original Liquidation Preference (as defined in the Certificate of Designation) of the shares of Preferred Stock redeemed by the Company, the “Early Redemption Amount”), then the aggregate number of additional Tranche A Warrants, Tranche B Warrants and Tranche C Warrants to be issued to the Purchasers on January 2, 2026 will be reduced pro rata by a percentage equal to the Early Redemption Amount divided by $50.0 million. If the Early Redemption Amount equals $50.0 million, then no additional Tranche A Warrants, Tranche B Warrants or Tranche C Warrants will be issued to either of the Purchasers.

Upon consummation of the transactions described above, the Company will reimburse certain of the Purchasers’ expenses and pay to the Purchasers an aggregate closing fee of 3.0% of the aggregate purchase price of the Preferred Stock and Preferred Warrants.

The issuance of the Preferred Stock and Preferred Warrants pursuant to the Senior Preferred Stock Purchase Agreements will occur on February 28, 2025. The Senior Preferred Stock Purchase Agreements contain representations, warranties, indemnification and other provisions customary for transactions of this nature, including certain standstill provisions.

Senior Secured Credit Facility

On February 10, 2025, the Company also entered into a Twelfth Amendment (the “Twelfth Amendment”) to the Senior Secured Credit Facility. The Twelfth Amendment permits certain amendments to the Senior Secured Credit Facility to, among other things (1) permit certain modifications to the asset coverage and minimum liquidity covenants and (2) permit certain other modifications (including changing the cash and PIK interest applicable to the outstanding term loans as set forth below) as a result of the partial prepayment of term loans that will be made with the net proceeds received by the Company from the sale of Preferred Stock described below.

Following the effectiveness of the Twelfth Amendment and until January 1, 2027 the term loans under the amended agreement will accrue cash and PIK interest (A) at a rate per annum equal to either (a) SOFR (subject to a floor of 3.00%) plus 6.50% or (b) a base rate plus 5.50% and (B) at a rate per annum equal 0%-3% for PIK interest, depending on the Company’s asset coverage ratio as of the date of calculation. The interest rate may decrease prior to January 1, 2027 as set forth in the Twelfth Amendment if the Company achieves certain repayment milestones set forth in the amended agreement. The term loans outstanding after January 1, 2027 will accrue cash and PIK interest (A) at a rate per annum equal to either (a) SOFR (subject to a floor of 3.00%) plus 6.50% or (b) a base rate plus 5.50% and (B) at a rate per annum equal 3% for PIK interest.

The amendments set forth in the Twelfth Amendment will be effective concurrently with the Company’s receipt of the proceeds from the issuance of the Preferred Stock and the Preferred Warrants pursuant to the Senior Preferred Stock Purchase Agreements on February 28, 2025.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 93% and 92% of our approved Senior policies for the three months ended December 31, 2024 and 2023, respectively, and 91% and 91% for the six months ended December 31, 2024, and 2023, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.4 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 20 years. Term life policies accounted for 44% and 47% of new premium within the Life segment for the three months ended December 31, 2024 and 2023, respectively, with final expense policies accounting for 56% and 53% for the three months ended December 31, 2024 and 2023, respectively. For the six months ended December 31, 2024 and 2023, term life policies accounted for 41% and 48% of new premium within Life, respectively, with final expense policies accounting for 59% and 52%, respectively.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Medicare Advantage	284,774	271,712	387,055	376,244
All other (1)	26,861	24,049	43,117	38,969
Total	311,635	295,761	430,172	415,213
(1) Represents the submitted policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products increased 5% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. This was driven by a 24% increase in overall close rates, a 33% increase in production per productive agent offset by a 25% decrease in average total productive agents.

Total submitted policies for all products increased 4% for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. This was driven by a 12% increase in overall close rates, a 19% increase in production per productive agent offset by a 13% decrease in average total productive agents.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Medicare Advantage	247,849	234,576	339,529	332,257
All other (1)	19,714	19,985	32,693	32,180
Total	267,563	254,561	372,222	364,437
(1) Represents the approved policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products increased by 5% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, which correlates to the increase in submitted policies.

Total approved policies for all products increased 2% for the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, the approved policies increased slightly less than submitted policies due to carrier mix.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Medicare Advantage	$907	$934	$881	$883
All other (1)	111	112	134	131
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy decreased 3% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, primarily due to carrier mix.

The LTV per MA approved policy decreased less than 1% for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, primarily due to carrier mix.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	December 31, 2024	December 31, 2023
Total SelectRx Members	96,695	62,623

The total number of SelectRx members increased by 54% as of December 31, 2024, compared to December 31, 2023, due to our continued operating strategy to grow SelectRx.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Prescriptions Per Day	26,846	17,010	25,922	16,244

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2024	2023	2024	2023
Term Premiums	$17,311	$17,398	$32,529	$35,588
Final Expense Premiums	22,139	19,388	46,612	39,087
Total	$39,450	$36,786	$79,141	$74,675

Total term premiums decreased 1% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, due to a 7% decrease in the number of policies sold, partially offset by a 7% increase in the average premium per policy sold. Final expense premiums increased 14% for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, due to a 4% increase in the average premium per policy sold and a 9% increase in the number of policies sold.

Total term premiums decreased 9% for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, due to a 4% increase in the average premium per policy sold and a 12% decrease in the number of policies sold. Final expense premiums increased 19% for the six months ended December 31, 2024, compared to the six months ended December 31, 2023, due to a 3% increase in the average premium per policy sold and a 16% increase in the number of policies sold.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2024		2023		2024		2023
Revenue
Commissions and other services	$301,069	63%	$296,643	73%	$440,449	57%	$434,584	68%
Pharmacy	180,000	37%	108,795	27%	332,883	43%	203,583	32%
Total revenue	481,069	100%	405,438	100%	773,332	100%	638,167	100%
Operating costs and expenses
Cost of commissions and other services revenue	101,138	21%	97,424	24%	166,872	22%	169,935	27%
Cost of goods sold—pharmacy revenue	156,201	32%	94,180	23%	285,724	37%	178,188	28%
Marketing and advertising	97,725	20%	117,078	29%	161,489	22%	179,400	28%
Selling, general, and administrative	45,021	9%	33,412	8%	81,166	10%	62,078	10%
Technical development	10,044	2%	8,050	2%	19,119	2%	15,687	2%
Total operating costs and expenses	410,129	84%	350,144	86%	714,370	93%	605,288	95%
Income from operations	70,940	15%	55,294	14%	58,962	8%	32,879	5%
Interest expense, net	(23,721)	(5)%	(24,415)	(6)%	(46,752)	(5)%	(45,811)	(7)%
Other expense, net	(7,663)	(2)%	—	—%	(7,674)	(1)%	(39)	—%
Income (loss) before income tax expense (benefit)	39,556	8%	30,879	8%	4,536	2%	(12,971)	(2)%
Income tax expense (benefit)	(13,680)	(3)%	11,487	3%	(4,154)	(1)%	(1,312)	—%
Net income (loss)	$53,236	11%	$19,392	5%	$8,690	1%	$(11,659)	(2)%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the insurance policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), in addition to production bonuses and marketing development funds received from some insurance carriers. Production bonuses are based on attaining various predetermined target sales levels or other agreed upon objectives, whereas marketing development funds may or may not contain such predetermined targets and are used to purchase leads. These, along with other services revenue from Healthcare Services (excluding SelectRx revenue discussed below) and our lead generation business, InsideResponse (of which the majority is eliminated as intersegment revenue), are presented in our consolidated statements of comprehensive income (loss) as commissions and other services revenue. Pharmacy revenue on the consolidated statements of comprehensive income (loss) includes revenue from the sale of prescription and OTC medication products from SelectRx.

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Commissions and other services	$301,069	$296,643	1%	$440,449	$434,584	1%
Pharmacy	180,000	108,795	65%	332,883	203,583	64%
Total revenue	$481,069	$405,438	19%	$773,332	$638,167	21%

Three Months Ended December 31, 2024 and 2023–Commissions and other services revenue increased $4.4 million, or 1%, for the three months ended December 31, 2024 primarily due to an increase in Senior and Life commissions revenue by $7.9 million and $2.4 million, respectively, offset by a decrease in other commissions revenue of $6.3 million. Senior’s increase was primarily due to a $7.9 million increase in commissions revenue driven by a 5% increase in approved policies. The $2.4 million increase in Life commissions revenue was primarily driven by a $1.8 million increase in final expense revenue. The decrease in other commissions revenue is driven by a $6.3 million decrease in Auto & Home commissions revenue due to the change in strategic direction to reduce revenue growth for Auto & Home based on our limited resources. Pharmacy revenue increased $71.2 million, or 65%, primarily due to the 54% increase in members from the growth of the SelectRx business.

Six Months Ended December 31, 2024 and 2023–Commission and other services revenue increased $5.9 million, or 1%, for the six months ended December 31, 2024, primarily due to increases in Senior and Life commissions revenue of $8.8 million, and $3.8 million, offset by a decrease in other commissions revenue of $9.3 million, respectively. For Senior, this was driven by a 2% increase in approved policies. The increase in Life commissions revenue was primarily by a $6.0 million increase in final expense revenue offset by a $2.2 million decrease in term revenue. The decrease in other commissions revenue is driven by a $9.3 million decrease in Auto & Home commissions revenue due to the change in strategic direction to reduce revenue growth for Auto & Home based on our limited resources. The $129.3 million increase in pharmacy revenue was due to the increase in members due to the expansion of the SelectRx business.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Cost of commissions and other services revenue	$101,138	$97,424	4%	$166,872	$169,935	(2)%

Three Months Ended December 31, 2024 and 2023—Cost of commissions and other service revenue increased $3.7 million, or 4%, for the three months ended December 31, 2024, primarily due to a $4.8 million increase in compensation costs, offset by a $0.8 million decrease in other operating expenses in Senior. The $4.8 million increase in compensation costs is primarily made up of a $3.6 million increase in costs for our sales and customer care agents in Senior, and a $0.4 million increase in costs for sales and customer care agents in Life.

Six Months Ended December 31, 2024 and 2023—Cost of commissions and other service revenue decreased $3.1 million, or 2%, for the six months ended December 31, 2024, primarily due to a $1.0 million decrease in licensing fees in Senior, combined with a $0.7 million decrease in compensation costs and a $1.1 million decrease in other operating expenses in Senior. The $0.7 million decrease in compensation costs is primarily made up of a $3.2 million decrease in costs for our sales and customer care agents in Senior, offset by a $5.4 million increase in costs for sales and customer care agents in Healthcare Services and a $0.9 million increase in Life.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Cost of goods sold—pharmacy revenue	$156,201	$94,180	66%	$285,724	$178,188	60%

Three Months Ended December 31, 2024 and 2023–Cost of goods sold-pharmacy revenue increased $62.0 million, or 66%, for the three months ended December 31, 2024, primarily due to a $53.8 million increase in medication costs as the number of SelectRx members increased 54% over the prior year as well as a $4.7 million increase in compensation costs due to a 64% increase in the number of employees directly associated with fulfilling pharmacy orders.

Six Months Ended December 31, 2024 and 2023–Cost of goods sold-pharmacy revenue increased $107.5 million, or 60%, for the six months ended December 31, 2024, primarily due to an $92.0 million increase in medication costs as the number of SelectRx members increased 54% over the prior year as well as a $10.0 million increase in compensation costs due to a 74% increase in the number of employees directly associated with fulfilling pharmacy orders.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Marketing and advertising	$97,725	$117,078	(17)%	$161,489	$179,400	(10)%

Three Months Ended December 31, 2024 and 2023–Marketing and advertising expenses decreased $19.4 million, or 17%, for the three months ended December 31, 2024, primarily due to a $16.3 million decrease in lead costs and a $2.2 million decrease in compensation costs. The decrease in lead costs was attributable to an increase in close rates of approximately 25% for Senior during the 2024 AEP period.

Six Months Ended December 31, 2024 and 2023–Marketing and advertising expenses decreased $17.9 million, or 10%, for the six months ended December 31, 2024, due to a $15.2 million decrease in lead costs and a $1.9 million decrease in compensation costs. The decrease in lead costs was attributable to an increase in close rates of approximately 25% for Senior during the 2024 AEP period.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Selling, general, and administrative	$45,021	$33,412	35%	$81,166	$62,078	31%

Three Months Ended December 31, 2024 and 2023–Selling, general, and administrative expenses increased $11.6 million, or 35%, for the three months ended December 31, 2024, primarily due to a $4.9 million increase in compensation costs, a $2.0 million increase in bad debt expense related to SelectRx, and a $4.5 million increase in corporate development. The increase in compensation costs was primarily related the growth of SelectRx. The increase in corporate development is related to the securitization transaction.

Six Months Ended December 31, 2024 and 2023–Selling, general, and administrative expenses increased $19.1 million, or 31%, for the six months ended December 31, 2024, primarily due to $10.1 million increase in compensation costs, a $4.2 million increase in bad debt expense related to SelectRx and a $3.1 million increase in corporate development. The increase in compensation costs was primarily related the growth of SelectRx. The increase in corporate development is related to the securitization transaction.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Technical development	$10,044	$8,050	25%	$19,119	$15,687	22%

Three Months Ended December 31, 2024 and 2023–Technical development expenses increased $2.0 million, or 25%, for the three months ended December 31, 2024, primarily due to a $1.6 million increase in compensation costs due to an increase in headcount for technology personnel and a $0.2 million increase in costs related to trainings and seminars.

Six Months Ended December 31, 2024 and 2023–Technical development expenses increased $3.4 million, or 22%, for the six months ended December 31, 2024, primarily due to a $3.2 million increase in compensation costs due to an increase in headcount for technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Interest expense, net	$23,721	$24,415	(3)%	$46,752	$45,811	2%

Three Months Ended December 31, 2024 and 2023–Interest expense decreased $0.7 million, or 3%, for the three months ended December 31, 2024, as a result of the Company’s lower cost of capital after completing the securitization transaction.

Six Months Ended December 31, 2024 and 2023–Interest expense increased $0.9 million, or 2%, for the six months ended December 31, 2024, as a result of higher interest rates during the period.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Income tax expense (benefit)	$(13,680)	$11,487	(219)%	$(4,154)	$(1,312)	217%
Effective tax rate	(34.6)%	37.2%		(91.6)%	10.1%

Three Months Ended December 31, 2024 and 2023–For the three months ended December 31, 2024 and 2023, we recognized income tax benefit and expense of $13.7 million and $11.5 million, respectively, representing effective tax rates of (34.6)% and 37.2%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

Six Months Ended December 31, 2024 and 2023–For the six months ended December 31, 2024 and 2023, the Company recognized income tax benefits of $4.2 million and $1.3 million, respectively, representing effective tax rates of (91.6)% and 10.1%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2023, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

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

Our operating segments are determined based on how our chief executive officer, who also serves as our CODM manages our business, regularly accesses information, and evaluates performance for operating decision-

making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as income (loss) before income tax expense (benefit) plus: (i) interest expense, net; (ii) depreciation and amortization; (iii) share-based compensation; (iv) goodwill, long-lived asset, and intangible assets impairments; (v) transaction costs; (vi) loss on disposal of property, equipment and software, net; (vii) other non-recurring expenses and income; and (viii) changes in fair value of warrant liabilities.

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

Three Months Ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$253,805	$183,281	$39,840	$476,926
Intersegment revenue	1,773	89	21	1,883
Total revenue from reportable segments	$255,578	$183,370	$39,861	$478,809
All other revenue				4,143
Eliminations of intersegment revenues				(1,883)
Total consolidated revenue				$481,069

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$100,521	$2,212	$7,423	$110,156
All other Adjusted EBITDA				2,303
Corporate & elimination of intersegment profits				(24,940)
Share-based compensation expense				(4,699)
Transaction costs (1)				(6,719)
Depreciation and amortization				(5,060)
Loss on disposal of property, equipment, and software, net				(122)
Change in fair value of warrant liabilities				(7,642)
Interest expense, net				(23,721)
Income before income tax expense (benefit)				$39,556
(1) These expenses primarily consist of financing transaction costs ($6.7 million).

Three Months Ended December 31, 2023

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$245,897	$111,710	$37,344	$394,951
Intersegment revenue	1,632	—	23	1,655
Total revenue from reportable segments	$247,529	$111,710	$37,367	$396,606
All other revenue				10,487
Eliminations of intersegment revenues				(1,655)
Total consolidated revenue				$405,438

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$78,713	$2,981	$4,569	$86,263
All other Adjusted EBITDA				4,725
Corporate & elimination of intersegment profits				(23,574)
Share-based compensation expense				(3,822)
Transaction costs (1)				(2,400)
Depreciation and amortization				(5,898)
Loss on disposal of property, equipment, and software				—
Interest expense, net				(24,415)
Income before income tax expense (benefit)				$30,879
(1) These expenses primarily consist of financing transaction costs.

Six Months Ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$345,169	$338,947	$79,106	$763,222
Intersegment revenue	3,318	161	45	3,524
Total revenue from reportable segments	$348,487	$339,108	$79,151	$766,746
All other revenue				10,110
Eliminations of intersegment revenues				(3,524)
Total consolidated revenue				$773,332

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$108,247	$7,089	$13,383	$128,719
All other Adjusted EBITDA				6,099
Corporate & elimination of intersegment profits				(48,983)
Share-based compensation expense				(8,545)
Transaction costs (1)				(7,544)
Depreciation and amortization				(10,659)
Loss on disposal of property, equipment, and software, net				(157)
Change in fair value of warrant liabilities				(7,642)
Interest expense, net				(46,752)
Income before income tax expense (benefit)				$4,536
(1) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($7.0 million).

Six Months Ended December 31, 2023

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$334,458	$209,078	$75,116	$618,652
Intersegment revenue	2,987	—	54	3,041
Total revenue from reportable segments	$337,445	$209,078	$75,170	$621,693
All other revenue				19,515
Eliminations of intersegment revenues				(3,041)
Total consolidated revenue				$638,167

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$77,376	$5,304	$9,808	$92,488
All other Adjusted EBITDA				8,045
Corporate & elimination of intersegment profits				(44,495)
Share-based compensation expense				(6,997)
Transaction costs (1)				(4,305)
Depreciation and amortization				(11,887)
Loss on disposal of property, equipment, and software				(9)
Interest expense, net				(45,811)
Loss before income tax expense (benefit)				(12,971)
(1) These expenses primarily consist of financing transaction costs.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Senior:
Medicare advantage commissions	$226,716	$217,969	$8,747	4%	$301,187	$292,340	$8,847	3%
Other Senior commissions	2,185	3,048	(863)	(28)%	4,765	4,840	(75)	(2)%
Other services	26,677	26,512	165	1%	42,535	40,265	2,270	6%
Total Senior revenue	255,578	247,529	8,049	3%	348,487	337,445	11,042	3%
Healthcare Services:
Pharmacy	180,000	108,795	71,205	65%	332,883	203,583	129,300	64%
Other services	3,370	2,915	455	16%	6,225	5,495	730	13%
Total Healthcare Services revenue	183,370	111,710	71,660	64%	339,108	209,078	130,030	62%
Life:
Term commissions	18,666	18,113	553	3%	35,030	37,227	(2,197)	(6)%
Final expense commissions	16,283	14,482	1,801	12%	34,607	28,602	6,005	21%
Other services	4,912	4,772	140	3%	9,514	9,341	173	2%
Total Life revenue	39,861	37,367	2,494	7%	79,151	75,170	3,981	5%
All other:
Commissions	3,972	10,275	(6,303)	(61)%	9,767	19,090	(9,323)	(49)%
Other services	171	212	(41)	(19)%	343	425	(82)	(19)%
Total All other revenue	4,143	10,487	(6,344)	(60)%	10,110	19,515	(9,405)	(48)%

Eliminations:
Commissions	(1,022)	(662)	(360)	54%	(1,665)	(1,118)	(547)	49%
Other services	(861)	(993)	132	(13)%	(1,859)	(1,923)	64	(3)%
Total Elimination revenue	(1,883)	(1,655)	(228)	14%	(3,524)	(3,041)	(483)	16%
Total Commissions and other services revenue	301,069	296,643	4,426	1%	440,449	434,584	5,865	1%
Total Pharmacy revenue	180,000	108,795	71,205	65%	332,883	203,583	129,300	64%
Total Revenue	$481,069	$405,438	$75,631	19%	$773,332	$638,167	$135,165	21%

Revenue by Segment

Three Months Ended December 31, 2024 and 2023–Revenue from our Senior segment was $255.6 million for the three months ended December 31, 2024, a $8.0 million, or 3%, increase compared to revenue of $247.5 million for the three months ended December 31, 2023. The increase was due to an $7.9 million, or 4%, increase in commissions revenue.

Revenue from Healthcare Services was $183.4 million for the three months ended December 31, 2024, a $71.7 million, or 64%, increase compared to revenue of $111.7 million for the three months ended December 31, 2023, primarily due to a $71.2 million increase in SelectRx pharmacy revenue.

Revenue from our Life segment was $39.9 million for the three months ended December 31, 2024, a $2.5 million, or 7%, increase compared to revenue of $37.4 million for the three months ended December 31, 2023, primarily due to an $2.4 million increase in commissions revenue.

Six Months Ended December 31, 2024 and 2023–Revenue from Senior was $348.5 million for the six months ended December 31, 2024, a $11.0 million, or 3%, increase compared to revenue of $337.4 million for the six months ended December 31, 2023. The increase was due to a $8.8 million, or 3%, increase in commission revenue combined with a $2.3 million increase in other revenue.

Revenue from Healthcare Services was $339.1 million for the six months ended December 31, 2024, a $130.0 million, or 62%, increase compared to revenue of $209.1 million for the six months ended December 31, 2023, primarily due to a $129.3 million increase in SelectRx pharmacy revenue.

Revenue from Life was $79.2 million for the six months ended December 31, 2024, a $4.0 million, or 5%, increase compared to revenue of $75.2 million for the six months ended December 31, 2023, in line with our updated operating strategy to stabilize our distribution business.

Adjusted EBITDA by Segment

Three Months Ended December 31, 2024 and 2023–Adjusted EBITDA from our Senior segment was $100.5 million for the three months ended December 31, 2024, a $21.8 million, or 28%, increase compared to Adjusted EBITDA of $78.7 million for the three months ended December 31, 2023. The increase was due to a $8.0 million increase in revenue and a $13.8 million decrease in operating costs and expenses, primarily due to a $14.4 million decrease in lead costs partially offset by a $3.6 million increase in compensation costs in Senior.

Adjusted EBITDA from Healthcare Services was $2.2 million for the three months ended December 31, 2024, a $0.8 million decrease compared to Adjusted EBITDA of $3.0 million for the three months ended December 31, 2023. The decrease was due to a $71.7 million increase in revenue, offset by a $72.4 million increase in operating costs and expenses primarily as a result of a $53.8 million increase in medication costs and a $12.7 million increase in compensation costs to support and invest in the growth of SelectRx.

Adjusted EBITDA from our Life segment was $7.4 million for the three months ended December 31, 2024, a $2.9 million, or 62%, increase compared to Adjusted EBITDA of $4.6 million for the three months ended December 31, 2023. The increase in Adjusted EBITDA was due to a $2.5 million increase in revenue and a $0.3 million decrease in operating costs. The decrease in operating costs was primarily due to a $0.8 million decrease in marketing and advertising, partially offset by a $0.7 million increase in compensation costs.

Six Months Ended December 31, 2024 and 2023–Adjusted EBITDA from Senior was $108.2 million for the six months ended December 31, 2024, a $30.9 million increase compared to Adjusted EBITDA of $77.4 million for the six months ended December 31, 2023. The increase was due to a $11.0 million increase in revenue and a $19.8 million decrease in operating costs and expenses primarily due to a $14.4 million reduction in sales and marketing costs, and a $4.5 million reduction in compensation costs.

Adjusted EBITDA from Healthcare Services was $7.1 million for the six months ended December 31, 2024, a $1.8 million increase compared to Adjusted EBITDA of $5.3 million for the six months ended December 31, 2023. The increase was due to a $128.2 million increase in operating costs and expenses primarily as a result of the $92.0 million increase in medication costs and a $24.6 million increase in compensation costs to support and invest in the growth of SelectRx. The increase in operating costs and expenses was offset by the $130.0 million increase in revenue as discussed above.

Adjusted EBITDA from Life was $13.4 million for the six months ended December 31, 2024, a $3.6 million increase compared to Adjusted EBITDA of $9.8 million for the six months ended December 31, 2023. The increase was due to a $0.4 million increase in operating costs and expenses primarily due to a $1.6 million increase in compensation costs, offset by a $1.0 million decrease in advertising and marketing costs. The decrease in operating costs and expenses was offset by the $4.0 million increase in revenue as discussed above.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Senior Secured Credit Facility and Indenture to maintain compliance with certain debt covenants, as discussed further in Note 6 to the condensed consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants through the 12 months following the date of issuance of our condensed consolidated financial statements.

Long-term Debt

Significant changes and activity related to our long-term debt since our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are discussed below. Refer to Note 6 “Debt” for further discussion on our debt agreements and activity.

Securitization and Indenture

On October 15, 2024, the Company completed a $100.0 million securitization transaction to provide advanced financing against the expected collections for policies previously sold. The Company used the proceeds to pay down a portion of its outstanding term loans. During the six months ended December 31, 2024, the Company received proceeds of $99.1 million, and as of December 31, 2024, had outstanding borrowings of $93.7 million. Refer to Note 6 for further information.

Senior Secured Credit Facility

On October 15, 2024 and in connection with the Indenture, the Company entered into the Eleventh Amendment to its Credit Agreement to (1) extend the scheduled maturity date of the existing term loans, (2) modify financial covenant ratios required to be maintained by the Company for various reporting dates to allow the Company to stay in compliance with the required covenants, and (3) allow the Company to enter into the securitization transaction.

During the six months ended December 31, 2024, the Company repaid $123.2 million of the outstanding term loans, and as of December 31, 2024, had outstanding borrowings of $574.7 million related to the term loans. Refer to Note 6 for further information.

During the six months ended December 31, 2024, the Company received proceeds of $84.9 million and repaid $26.9 million, and as of December 31, 2024, had outstanding borrowings of $58.0 million related to the revolving credit facility. Refer to Note 6 for further information.

Liquidity

As of December 31, 2024 and June 30, 2024, the Company had total debt obligations of $711.9 million and $683.3 million, respectively, under the Senior Secured Credit Facility and the Notes. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

On February 10, 2025, the Company entered into the Senior Preferred Stock Purchase Agreements, pursuant to which the Company will receive aggregate cash proceeds of $339.5 million in connection with the issuance of the Preferred Stock and Preferred Warrants after giving effect to a 3% original issue discount. The Company will use the proceeds to pay $23.0 million of fees incurred in connection with the transactions contemplated by the Senior Preferred Stock Purchase Agreements, pay down $260.0 million of the outstanding term loan balance, and the remainder to fund operations and pay down the revolving credit facility.

We do not expect to generate sufficient cash flows from operations to enable us to make the remaining milestone payments contemplated in the Eleventh Amendment. If we are unable to secure additional financing from outside sources or otherwise amend the Senior Secured Credit Facility, we will need to obtain additional capital through other means, including future securitization transactions, selling one or more material assets, or substantially reducing the scope of certain of our operations. If we are unable to satisfy our repayment obligations under the Senior Secured Credit Facility or maintain compliance with the covenants therein, we may be in default, which would significantly affect our liquidity.

As of December 31, 2024 and June 30, 2024, our cash, cash equivalents, and restricted cash totaled $13.6 million and $42.7 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Six Months Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(45,304)	$(49,239)
Net cash used in investing activities	(4,846)	(5,692)
Net cash provided (used in) financing activities	21,093	(17,376)

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

Six Months Ended December 31, 2024—Net cash used in operating activities was $45.3 million, consisting of net income of $8.7 million, adjustments for non-cash items of $41.0 million, and cash used in operating assets and liabilities of $95.0 million. Adjustments for non-cash items primarily consisted of $10.7 million of depreciation and amortization, $8.5 million of share-based compensation expense, $9.7 million of accrued interest payable in kind on the term loans, $2.4 million of amortization of debt issuance costs and debt discount, $1.8 million of non-cash lease expense, $4.2 million in deferred income taxes, $4.2 million in bad debt expense, and $7.6 million in the change in fair value of warrant liabilities. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of a decrease of $30.0 million in accounts receivable, an increase of $46.2 million in accounts payable and accrued expenses, offset by an increase of $155.5 million in commissions receivable, due to a 2% increase in approved policies for the six months, a decrease of $8.7 million in other liabilities, primarily related to an $7.1 million decrease in our contract liability, and a $1.9 million decrease in accrued compensation and benefits, a decrease of $2.3 million in operating lease liabilities and an increase of $4.8 million in other assets, primarily related to hedge activities.

Six Months Ended December 31, 2023—Net cash used in operating activities was $49.2 million, consisting of a net loss of $11.7 million, adjustments for non-cash items of $34.4 million, and cash used in operating assets and liabilities of $71.9 million. Adjustments for non-cash items primarily consisted of $11.9 million of depreciation and amortization, $7.0 million of share-based compensation expense, $9.0 million of accrued interest payable in kind, $3.4 million of amortization of debt issuance costs and debt discount, $1.5 million of non-cash lease expense and $2.7 million in bad debt expense, offset by $1.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $113.9 million in commissions receivables, offset by an increase of $29.2 million in accounts payable and accrued expenses, a decrease of $9.2 million in accounts receivable, net and an $8.2 million increase in other liabilities.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Six Months Ended December 31, 2024—Net cash used in investing activities of $4.8 million was due to $4.1 million in purchases of software and capitalized internal-use software development costs and $0.7 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

Six Months Ended December 31, 2023—Net cash used in investing activities of $5.7 million was due to $3.9 million in purchases of software and capitalized internal-use software development costs and $2.1 million of purchases of property and equipment, primarily computer equipment and leasehold improvements.

Financing Activities

Our financing activities primarily consist of payments on term loans, proceeds and payments related to the revolving credit facility, payments on notes issued in connection with the Indenture, payments for debt issuance costs, and proceeds and payments related to stock-based compensation.

Six Months Ended December 31, 2024—Net cash provided in financing activities of $21.1 million was primarily due to $123.2 million of principal payments on the term loans, $6.3 million of payments on the notes issued in connection with the Indenture, $26.9 million of payments on the revolving credit facility, offset by $99.1 million of proceeds on the notes issued in connection with the Indenture and $84.9 million of proceeds from the revolving credit facility.

Six Months Ended December 31, 2023—Net cash used in financing activities of $17.4 million was primarily due to $16.9 million of principal payments on the term loans.

Contractual Obligations

Other than the discussions in Notes 6, 9, and 11 to the condensed consolidated financial statements, as of December 31, 2024, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings to which the Company is a party is included in Part I, Item 1 hereof under “Note 10, Commitments and Contingencies – Legal Contingencies and Obligations,” which is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Except as set forth below, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the three and six months ended December 31, 2024.

On November 21, 2024, Sarah Anderson, Executive Vice President of Pharmacy, adopted a Rule 10b5-1 trading arrangement for the sale of up to 50,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is February 27, 2026.

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

SELECTQUOTE, INC.
February 10, 2025	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer