Form 10-Q
period 2025-03-31
SelectQuote, Inc.
filed 2025-05-12
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had outstanding 172,721,268 shares of common stock as of April 30, 2025.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2025	June 30, 2024
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$84,795	$42,690
Accounts receivable, net of allowances of $12.0 million and $8.2 million, respectively	184,879	150,035
Commissions receivable-current	75,326	119,871
Other current assets	15,216	20,327
Total current assets	360,216	332,923
COMMISSIONS RECEIVABLE—Net	839,757	761,446
PROPERTY AND EQUIPMENT—Net	15,411	18,973
SOFTWARE—Net	14,425	13,978
OPERATING LEASE RIGHT-OF-USE ASSETS	24,799	23,437
INTANGIBLE ASSETS—Net	7,098	10,194
GOODWILL	29,438	29,438
OTHER ASSETS	4,689	3,519
TOTAL ASSETS	$1,295,833	$1,193,908
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,713	$36,587
Accrued expenses	17,481	16,904
Accrued compensation and benefits	59,257	57,594
Operating lease liabilities—current	4,847	4,709
Current portion of long-term debt	28,991	45,854
Contract liabilities	945	8,066
Other current liabilities	4,469	4,873
Total current liabilities	193,703	174,587
LONG-TERM DEBT, NET—less current portion	362,493	637,480
DEFERRED INCOME TAXES	39,980	37,478
OPERATING LEASE LIABILITIES	26,183	25,685
OTHER LIABILITIES	115,649	1,877
Total liabilities	738,008	877,107

	March 31, 2025	June 30, 2024
COMMITMENTS AND CONTINGENCIES (Note 10)
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares and no shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively, current liquidation preference of $354.4 million and $0.0 million as of March 31, 2025 and June 30, 2024, respectively	207,613	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value	1,727	1,694
Additional paid-in capital	583,542	580,764
Accumulated deficit	(235,057)	(269,769)
Accumulated other comprehensive income (loss)	—	4,112
Total shareholders’ equity	350,212	316,801
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,295,833	$1,193,908

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
REVENUE:
Commissions and other services	$222,889	256,118	$663,338	$690,702
Pharmacy	185,271	120,282	518,154	323,865
Total revenue	408,160	376,400	1,181,492	1,014,567
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	79,412	84,315	246,283	254,250
Cost of goods sold—pharmacy revenue	162,304	106,172	448,029	284,360
Marketing and advertising	92,733	109,276	254,222	288,676
Selling, general, and administrative	41,685	34,971	122,850	97,049
Technical development	9,967	8,604	29,086	24,291
Total operating costs and expenses	386,101	343,338	1,100,470	948,626
INCOME FROM OPERATIONS	22,059	33,062	81,022	65,941
INTEREST EXPENSE, NET	(20,407)	(24,330)	(67,160)	(70,141)
CHANGE IN FAIR VALUE OF WARRANTS	32,986	—	25,344	—
OTHER EXPENSE, NET	(37)	(12)	(70)	(51)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	34,601	8,720	39,136	(4,251)
INCOME TAX EXPENSE (BENEFIT)	8,579	169	4,424	(1,143)
NET INCOME (LOSS)	$26,022	$8,551	$34,712	$(3,108)
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(5,787)	—	(5,787)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$20,235	$8,551	$28,925	$(3,108)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$0.11	$0.05	$0.17	$(0.02)
Diluted	$0.03	$0.05	$0.13	$(0.02)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	178,156	169,070	173,462	168,291
Diluted	186,639	170,956	178,895	168,291

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Change in cash flow hedge	$—	$(1,771)	$(4,112)	$(7,203)
OTHER COMPREHENSIVE LOSS	—	(1,771)	(4,112)	(7,203)
COMPREHENSIVE INCOME (LOSS)	$26,022	$6,780	$30,600	$(10,311)

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2024	172,126	$1,721	$585,360	$(261,079)	$—	$326,002
Net income	—	—	—	26,022	—	26,022
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	48	—	74	—	—	74
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	102	1	(124)	—	—	(123)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	445	5	(941)	—	—	(936)
Share-based compensation expense	—	—	4,960	—	—	4,960
Senior Non-Convertible Preferred Stock accretion	—	—	(1,417)	$—	$—	(1,417)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(4,370)	$—	$—	(4,370)
BALANCES-March 31, 2025	172,721	$1,727	$583,542	$(235,057)	$—	$350,212

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2023	168,974	$1,690	$573,883	$(247,303)	$8,247	$336,517
Net income	—	—	—	8,551	—	8,551
Gain on cash flow hedge, net of tax	—	—	—	—	858	858
Amount reclassified into earnings, net tax	—	—	—	—	(2,629)	(2,629)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	16	—	8	—	—	8
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	169	2	(17)	—	—	(15)
Share-based compensation expense	—	—	3,515	—	—	3,515
BALANCES-March 31, 2024	169,159	$1,692	$577,389	$(238,752)	$6,476	$346,805
See accompanying notes to the condensed consolidated financial statements.

Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net income	—	—	—	34,712	—	34,712
Loss on cash flow hedge, net of tax	—	—	—	—	(432)	(432)
Amount reclassified into earnings, net of tax	—	—	—	—	(3,680)	(3,680)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	95	—	112	—	—	112
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,681	27	(3,841)	—	—	(3,814)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	560	6	(1,211)	—	—	(1,205)
Share-based compensation expense	—	—	13,505	—	—	13,505
Senior Non-Convertible Preferred Stock accretion	—	—	(1,417)	—	—	(1,417)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(4,370)	—	—	(4,370)
BALANCES-March 31, 2025	172,721	$1,727	$583,542	$(235,057)	$—	$350,212

Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(3,108)	—	(3,108)
Gain on cash flow hedge, net of tax	—	—	—	—	929	929
Amount reclassified into earnings, net of tax	—	—	—	—	(8,132)	(8,132)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	16	—	8	—	—	8
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,276	23	(397)	—	—	(374)
Share-based compensation expense	—	—	10,512	—	—	10,512
BALANCES-March 31, 2024	169,159	$1,692	$577,389	$(238,752)	$6,476	$346,805
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,712	$(3,108)
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	15,584	18,591
Loss on disposal of property, equipment, and software	160	13
Share-based compensation expense	13,505	10,512
Deferred income taxes	4,424	(2,151)
Amortization of debt issuance costs and debt discount	3,880	4,863
Write-off of debt issuance costs	93	293
Accrued interest payable in kind	13,301	14,323
Change in fair value of warrants	(25,344)	—
Non-cash lease expense	2,849	1,945
Bad debt expense	4,203	4,602
Changes in operating assets and liabilities:
Accounts receivable, net	(39,047)	(103,121)
Commissions receivable	(33,765)	7,375
Other assets	(343)	(2,620)
Accounts payable and accrued expenses	41,163	36,073
Operating lease liabilities	(3,574)	(3,802)
Other liabilities	(5,985)	11,453
Net cash provided by (used in) operating activities	25,816	(4,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,690)	(3,114)
Proceeds from sales of property and equipment	—	253
Purchases of software and capitalized software development costs	(6,513)	(6,065)
Net cash used in investing activities	(8,203)	(8,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	166,900	—
Payments on Revolving Credit Facility	(166,900)	—
Payments on Term Loans	(384,644)	(30,412)
Proceeds on ABS Notes	99,095	—
Payments on ABS Notes	(11,723)	—
Payments on other debt	(202)	(112)
Proceeds from common stock options exercised and employee stock purchase plan	112	8
Proceeds from issuance of Senior Non-Convertible Preferred Stock	337,855	—
Senior Non-Convertible Preferred Stock issuance costs	(7,076)	—
Payments of tax withholdings related to net share settlement of equity awards	(5,019)	(374)
Payments of debt issuance costs	(2,479)	(773)
Net cash provided by (used in) financing activities	25,919	(31,663)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43,532	(45,348)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	42,690	83,156
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$86,222	$37,808
See accompanying notes to the condensed consolidated financial statements.

	Nine Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(50,737)	$(50,023)
Payment of income taxes, net	(3,115)	(185)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	314	1,825
Issuance of liability-classified warrants	137,581	—
Senior Non-Convertible Preferred Stock accretion	1,417	—
Senior Non-Convertible Preferred Stock accumulated dividends	4,370	—
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for selling insurance policies and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and also includes a small lead generation business, InsideResponse, LLC (“InsideResponse”). SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx, Population Health, and most recently, SelectPatient Management (“SPM”). SelectRx is a Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management. Population Health uses data from personal Health Risk Assessments (“HRAs”) completed by our agents to connect the consumer to the relevant health-related service, like SelectRx, SPM, or one of our many health-related partners. SPM launched in 2024 from the acquisition of an existing chronic care management platform, helps patients navigate their chronic conditions and manage them using a comprehensive treatment plan.

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

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, accounts receivable, net, commissions receivable, the provision for income taxes, share-based compensation, and valuation of intangible assets, goodwill, and liability classified warrants. The impact of changes in estimates is recorded in the period in which they become known.

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

Senior Non-Convertible Preferred Stock—In accordance with ASC 480, the Company accounts for equity instruments as temporary equity if they are redeemable for cash or other assets, at the option of the holder, at a fixed or determinable price on a fixed or determinable date, or upon occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet if the instrument is currently redeemable, or probable of becoming redeemable. The Senior Non-Convertible Preferred Stock (as defined in Note 7) issued in connection with the Senior Non-Convertible Preferred Stock Purchase Agreements as described in Note 7 are classified as temporary equity in the condensed consolidated balance sheet. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Senior Non-Convertible Preferred Stock to the earliest redemption date (the sixth anniversary) using the effective interest method. Such adjustments are treated as a deemed dividend against paid-in-capital.

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

(in thousands)	March 31, 2025	June 30, 2024
Current assets:
Cash and cash equivalents	$80,106	$42,690
Restricted cash - current	4,689	—
Total current assets	84,795	42,690
Other assets:
Other assets	1,427	—
Total cash, cash equivalents and restricted cash	$86,222	$42,690

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

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	March 31, 2025	June 30, 2024
Computer hardware	$18,273	$18,036
Machinery and equipment(1)	17,981	16,451
Leasehold improvements	18,980	18,870
Furniture and fixtures	4,874	4,705
Work in progress	330	308
Total	60,438	58,370
Less accumulated depreciation(2)	(45,027)	(39,397)
Property and equipment—net	$15,411	$18,973
(1) Includes financing lease right-of-use assets.
(2) During the nine months ended March 31, 2025, the Company disposed of $0.7 million of fully depreciated computer hardware.

Work in progress as of March 31, 2025 and June 30, 2024, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended March 31, 2025 and 2024, was $1.9 million and $3.3 million, respectively, and $6.5 million and $9.4 million for the nine months ended March 31, 2025 and 2024, respectively.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	March 31, 2025	June 30, 2024
Software	$27,569	$28,287
Work in progress	9	78
Total	27,578	28,365
Less accumulated amortization(1)	(13,153)	(14,387)
Software—net	$14,425	$13,978
(1) During the nine months ended March 31, 2025, the Company disposed of $7.3 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended March 31, 2025 and 2024, the Company capitalized internal-use software and website development costs of $2.4 million and $2.2 million, respectively, and recorded amortization expense of $2.0 million and $2.6 million, respectively. For the nine months ended March 31, 2025 and 2024, the Company capitalized internal-use software and website development costs of $6.5 million and $6.1 million, respectively, and recorded amortization expense of $6.0 million and $6.9 million, respectively.

4.LEASES

The majority of the Company’s leases are operating leases related to office space for which the Company recognizes lease expense on a straight-line basis over the respective lease term. The Company leases office facilities in the United States in San Diego, CA; Centennial, CO; Overland Park, KS; Olathe, KS; Oakland, CA; Indianapolis, IN; and Monaca, PA. The Company's operating leases have remaining lease terms of less than one year up to twelve years. SelectRx leases the Monaca facility from an Executive Vice President of SelectRx. The Company expects to incur $3.6 million in total rental payments over the initial ten-year term plus an additional five-year extension option that it is reasonably certain to exercise.

During the nine months ended March 31, 2025, the Company entered into four finance leases for equipment with commencement dates August 1, 2024 and September 19, 2024, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.3 million.

During the three months ended March 31, 2025, the Company entered into one operating lease for the new Olathe, Kansas pharmacy with a commencement date of March 1, 2025, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $3.8 million.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Finance lease costs(1)	$148	$41	$397	$125
Operating lease costs(2)	1,845	1,271	5,362	4,371
Short-term lease costs	63	61	188	183
Variable lease costs(3)	199	203	481	498
Sublease income	(559)	(574)	(1,673)	(1,721)
Total net lease costs	$1,696	$1,002	$4,755	$3,456
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

Maturities of Lease Liabilities—As of March 31, 2025, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2025	$2,071	$105	$2,176
2026	7,893	400	8,293
2027	7,133	393	7,526
2028	6,744	362	7,106
2029	6,845	362	7,207
Thereafter	16,109	30	16,139
Total undiscounted lease payments	46,795	1,652	48,447
Less: interest	15,765	400	16,165
Present value of lease liabilities	$31,030	$1,252	$32,282

Sublease income—The Company subleases portions of its office facilities in Overland Park, KS and Centennial, CO, which run through July 31, 2029, and November 30, 2026, respectively. Sublease income is recorded on a straight-line basis as a reduction of lease expense in the condensed consolidated statements of comprehensive income (loss). The Company may consider entering into additional sublease arrangements in the future.

As of March 31, 2025, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2025	$643
2026	2,587
2027	2,180
2028	1,931
2029	1,931
Thereafter	161
Total sublease income	$9,433

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	March 31, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(12,673)	$4,819	$17,492	$(10,936)	$6,556
Trade name	2,680	(2,635)	45	2,680	(2,233)	447
Proprietary software	4,342	(2,131)	2,211	4,342	(1,189)	3,153
Non-compete agreements	100	(77)	23	100	(62)	38
Total intangible assets	$24,614	$(17,516)	$7,098	$24,614	$(14,420)	$10,194

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and nine months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, amortization expense related to intangible assets totaled $1.0 million and $0.8 million, respectively, and $3.1 million and $2.3 million for the nine months ended March 31, 2025 and 2024, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 2.04 and 2.70 years as of March 31, 2025 and June 30, 2024, respectively.

As of March 31, 2025, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder fiscal 2025	$45	$286	$5	$579	$915
2026	—	1,100	18	2,313	3,431
2027	—	825	—	1,927	2,752
Total	$45	$2,211	$23	$4,819	$7,098

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of March 31, 2025, the Company’s goodwill balance of $29.4 million, all of which is assigned to the Healthcare Services reporting unit and reportable segment, was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and nine months ended March 31, 2025 and 2024, there were no indicators of impairment.

6.DEBT

Debt consisted of the following:

(in thousands)	March 31, 2025	June 30, 2024
Revolving credit facility	$—	$—
Term Loans	316,860	688,203
Class A Notes	52,966	—
Class B Notes	35,311	—
Unamortized debt issuance costs and debt discount	(13,653)	(4,869)
Total debt	391,484	683,334
Less current portion of long-term debt:	(28,991)	(45,854)
Long-term debt	$362,493	$637,480

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Term Loans as of March 31, 2025 are as follows:

(in thousands)	Remainder fiscal 2025	2026	2027	2028	2029	Total
Revolving credit facility	$—	$—	$—	$—	$—	$—
Term Loans	3,573	54,001	13,128	246,158	—	316,860
Class A Notes	2,912	11,717	10,593	8,650	19,094	52,966
Class B Notes	1,942	7,811	7,062	5,767	12,729	35,311
Total obligations	$8,427	$73,529	$30,783	$260,575	$31,823	$405,137

As of March 31, 2025, the Company was in compliance with all financial covenants pursuant to its debt obligations.

Significant changes in the Company’s debt during the nine months ended March 31, 2025 were as follows:

Senior Secured Credit Facility

On November 5, 2019, the Company entered into a credit agreement (together with any subsequent amendments, the “Senior Secured Credit Facility”) with Wilmington Trust, National Association, as administrative agent, UMB Bank, N.A., as revolver agent and revolving lender, and the other lenders party thereto. The Senior Secured Credit Facility, through additional amendments in subsequent years, has provided for total proceeds from borrowings of $887.3 million (the “Term Loans”) and a revolving credit facility with $71.7 million available to borrow as of March 31, 2025 (the “Revolving Credit Facility”).

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

On October 15, 2024, the Company entered into an eleventh amendment (the “Eleventh Amendment”) to its Credit Agreement to (1) extend the scheduled maturity date of the consenting Term Loans to September 30, 2027, (2) modify financial covenant ratios required to be maintained by the Company as of various reporting dates, and (3) allow the Company to enter into the Indenture (as defined below). Prior to the Eleventh Amendment, the Company fully repaid the non-extended Term Loans in the amount of $14.2 million on October 15, 2024. The obligations of the Company under the Senior Secured Credit Facility continue to be guaranteed by certain of the Company’s subsidiaries and secured by a security interest in the assets of the Company, subject to certain exceptions. In connection with the Eleventh Amendment and Indenture (as defined below), the Company issued an aggregate 5,568,360 warrants to the term lenders under the Senior Secured Credit Facility (the “Eleventh Amendment Warrants”). Refer to Note 8 to the condensed consolidated financial statements for further details on the Eleventh Amendment Warrants.

On February 10, 2025, the Company entered into a Twelfth Amendment (the “Twelfth Amendment”) to the Senior Secured Credit Facility. The Twelfth Amendment permits certain amendments to the Senior Secured Credit Facility to, among other things, (1) made certain modifications to the applicable asset coverage and minimum liquidity covenants and (2) adjusted the cash and payable in kind interest applicable to the outstanding Term Loans as set forth below. The amendments set forth in the Twelfth Amendment were effective concurrently with the Company’s receipt of the proceeds from the issuance of the Senior Non-Convertible Preferred Stock and the Senior Non-Convertible Preferred Stock Warrants (as defined in Note 7) pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements on February 28, 2025.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the sum of (a) cash interest in the amount of either, at the Company’s option, (i) SOFR (subject to a floor of 3.00%) plus 6.50% or (ii) a base rate plus 5.50%, and (b) payable in kind interest ranging from —% to 3.00% determined based on the asset coverage ratio as of the end of the applicable test period. Beginning April 1, 2025, the Company’s payable in kind interest rate will be zero. The effective interest rate for the Term Loans as of March 31, 2025 was 13.8%. In accordance with the Twelfth Amendment, the interest rate may decrease prior to January 1, 2027 if the Company achieves certain repayment events. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either, at the Company’s option, (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%. The effective interest rate for the Revolving Credit Facility as of March 31, 2025 was 11.5%.

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

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of March 31, 2025, there were $11.5 million and $54.0 million of Subject Renewal Commissions included in short-term commissions receivable and long-term commissions receivable, respectively, on the condensed consolidated balance sheet.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The Company’s restricted cash balance totaled $6.1 million as of March 31, 2025, of which $4.7 million was included within cash, cash equivalents, and restricted cash and $1.4 million was classified as long-term and included within other assets on the Company’s condensed consolidated balance sheet.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of March 31, 2025 was 9.11% and 11.02%, respectively.

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

The Company incurred a total of $51.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility and Notes, of which $35.2 million in debt issuance costs were capitalized and $8.6 million in debt discounts were deferred. The costs associated with the Term Loans and Notes are being amortized using the effective interest method over the term of the respective debt instruments. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining term of the Senior Secured Credit Facility. The amortization of debt issuance costs associated with the Company’s debt is included in interest expense, net in the Company’s condensed consolidated statements of comprehensive income (loss).

During the nine months ended March 31, 2025, the Company repaid $11.7 million of the outstanding balance on the Notes.

The Company has used derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. Prior to the swap’s termination on November 5, 2024, the Company was party to an interest rate swap contract in respect of a receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931%. The amount reclassified from accumulated other comprehensive income (loss) into interest expense on the condensed consolidated statement of comprehensive income (loss) upon termination was $0.7 million.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of March 31, 2025, the Issuer’s liabilities included in the condensed consolidated balance sheet primarily consisted of the borrowings under the Indenture of $88.3 million.

7.Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company entered into the Senior Non-Convertible Preferred Stock Purchase Agreements with each of NL Monarch Holdings LLC (“Morgan Stanley”) and NL Monarch Holdings II LLC (“Bain Capital” and together with Morgan Stanley, the “Investors”), providing for an aggregate investment by the Investors of $350.0 million in the Company (collectively, the “Investment”). In exchange for the Investment, the Company issued to the Investors 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Senior Non-Convertible Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and agreed to issue to the Investors up to an aggregate amount of 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Senior Non-Convertible Preferred Stock Warrants”). Refer to Note 8 to the condensed consolidated financial statements for further detail on the Senior Non-Convertible Preferred Stock Warrants. At close, the Company reimbursed certain of the Investors’ expenses and paid to the Investors an aggregate closing fee of 3.00% of the aggregate purchase price. The Company used the net proceeds from the Investment to repay $260.0 million of the Company’s outstanding Term Loan balance, $4.9 million of accrued Term Loan interest, $13.0 million of transaction costs incurred at issuance, $40.0 million of the Company’s outstanding Revolving Credit Facility balance, and $20.0 million of cash to fund operations. In connection with the Investment, the Company also entered into a Director Designation Agreement with an affiliate of each Investor pursuant to which the Company appointed a representative of each Investor to the Company’s Board of Directors at closing.

The Company evaluated the Senior Non-Convertible Preferred Stock under ASC 480 and concluded the instrument will be classified as temporary equity on the condensed consolidated balance sheet, as the Senior Non-Convertible Preferred Stock will become redeemable at the option of the Investors upon occurrence of an event that is not solely within the control of the Company. The $350.0 million in gross proceeds from the Senior Non-Convertible Preferred Stock have been allocated to the Senior Non-Convertible Preferred Stock and Senior Non-Convertible Preferred Stock Warrants using the with-and-without method based on the fair values of the Senior Non-Convertible Preferred Stock Warrants at issuance. Upon issuance, $221.0 million of the gross proceeds were allocated to the Senior Non-Convertible Preferred Stock and $129.0 million to the Senior Non-Convertible Preferred Stock Warrants, respectively. The $10.5 million closing fee and $1.7 million in fees paid on behalf of the Investors were attributed to the Senior Non-Convertible Preferred Stock, resulting in net proceeds of $337.9 million. Of the $11.4 million total issuance costs incurred, $7.1 million was allocated to the Senior Non-Convertible Preferred Stock based on a relative fair value approach and treated as a reduction in carrying value. The remainder was allocated to the Senior Non-Convertible Preferred Stock Warrants and expensed.

Dividends

Dividends on the Senior Non-Convertible Preferred Stock will accrue and accumulate quarterly at a rate of 14.5% per annum, subject to certain increases in the event of the occurrence of certain events of default, and to a decrease to 13.5% per annum if (a) the dividends are paid in cash, (b) liquidity is no less than $50.0 million, and (c) the outstanding balance of the Term Loans is less than or equal to $200.0 million. To the extent the Company does not pay such dividends in cash, dividends on each outstanding share of Senior Non-Convertible Preferred Stock will accrue and accumulate on a daily basis and compound quarterly at the then applicable dividend rate on the Original

Liquidation Preference plus the aggregate amount of unpaid accrued dividends (the “Accreted Liquidation Preference”).

Given the Company expects the earliest redeemable event to be the sixth anniversary of the issuance, the Company is able to determine an expected redemption price in accordance with the Senior Non-Convertible Preferred Stock Purchase Agreements on the sixth anniversary date. The Company has presented the Senior Non-Convertible Preferred Stock in temporary equity and is accreting the discount using the effective interest method. The implied effective interest rate is approximately 19.0% per annum.

Ranking and Liquidation Preference

The Senior Non-Convertible Preferred Stock ranks senior to the common stock and each other existing or future classes or series of capital stock or common stock equivalents of the Company, including with respect to payments of dividends and distributions on, and in the liquidation, dissolution or winding up, and upon any distribution of the assets of, the Company. Upon the liquidation, dissolution, or winding up of the affairs of the Company, or upon the occurrence of certain events constituting a preferred default pursuant to the Certificate of Designation for the Senior Non-Convertible Preferred Stock (a “Liquidation Event”), the Company shall redeem all shares of Senior Non-Convertible Preferred Stock as of the date of the Liquidation Event. A redemption shall be in preference to and in priority over any distribution or other payment to a holder of any common stock, and at a price per share of Senior Non-Convertible Preferred Stock equal to the sum of the then current Accreted Liquidation Preference, plus the aggregate amount of any accrued and unpaid dividends (the “Liquidation Preference”).

Redemption Rights

In accordance with the Senior Non-Convertible Preferred Stock Purchase Agreements, the Senior Non-Convertible Preferred Stock may be redeemed by the Investors upon the earlier of (i) the date which is six months following the latest maturity date under the Senior Secured Credit Facility (as may be extended from time to time), but only if all outstanding amounts due by the Company pursuant to the Credit Agreement are not repaid, extended or refinanced in full prior to such latest maturity date, and (ii) the sixth anniversary of issuance. The redemption date is contingent upon the occurrence or non-occurrence of Term Loan repayments, maturity extensions, or refinancing by the Company and does not embody an unconditional obligation of the Company as of issuance to redeem the Senior Non-Convertible Preferred Stock. From December 1, 2025 through December 31, 2025, the Company holds the right to redeem a maximum amount of 50,000 shares of Senior Non-Convertible Preferred Stock from the holders of the Senior Non-Convertible Preferred Stock, on a pro rata basis, for an amount per share equal to the product of (i) 1.145 multiplied by (ii) the Original Liquidation Preference (“Early Redemption Amount”). At any time on or after the sixth anniversary of the issuance date, the Company may elect to redeem all or a portion of the Senior Non-Convertible Preferred Stock for an amount equal to the then current Liquidation Preference.

8.Warrants to Purchase Shares of Common Stock

Eleventh Amendment Warrants

Concurrent with the entry into the Eleventh Amendment and Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 Eleventh Amendment Warrants to the term lenders under the Senior Secured Credit Facility. Each Eleventh Amendment Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Eleventh Amendment Warrant agreements. The exercise price of the Eleventh Amendment Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Eleventh Amendment Warrants vest upon the occurrence of a milestone repayment failure or, in the absence of a milestone repayment failure, in four ratable annual installments commencing on the one-year anniversary of the original issue date. If a $350.0 million repayment event on the Term Loans occurs on or prior to December 31, 2025, and the first tranche warrant shares have not previously vested, then (i) the first tranche warrant shares shall be forfeited, and (ii) any vested first tranche warrant shares shall be cancelled. The Eleventh

Amendment Warrants expire four years after the initial vesting date. As of March 31, 2025, none of the Eleventh Amendment Warrants were vested.

The Company evaluated the Eleventh Amendment Warrants under ASC 815, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability. For the Eleventh Amendment Warrants, this conclusion was reached due to the variable settlement amount of the Eleventh Amendment Warrant shares. Therefore, the freestanding Eleventh Amendment Warrants are reflected as liabilities on the condensed consolidated balance sheet at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying condensed consolidated statements of comprehensive income (loss).

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches that the Investors each hold; (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth in the Senior Non-Convertible Preferred Stock Purchase Agreements, upon issuance. On January 2, 2026, the Company will issue the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (“Contingent Warrants”) that are allocated to each Investor, provided that if on or prior to December 31, 2025 the Company has made an Early Redemption Amount, then the number of Contingent Warrants to be issued to the Investors on January 2, 2026 will be reduced pro rata by a percentage equal to the Early Redemption Amount divided by $50.0 million. If the Early Redemption Amount equals $50.0 million, then the Contingent Warrants will not be issued to either of the Investors. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of March 31, 2025, none of the Senior Non-Convertible Preferred Stock Warrants were exercised.

As outlined in the Senior Preferred Stock Purchase Agreement, the Investors can require the Company to repurchase all of their outstanding Senior Non-Convertible Preferred Stock Warrants at fair value in cash based on the earlier of: (i) payment in full by the Company of all amounts due by the Company in respect of each issued and outstanding share of Preferred Stock, and (ii) the sixth anniversary of the Senior Non-Convertible Preferred Stock original issue date. If the Company makes the payment in full, there is a settlement alternative that allows for the Investors to request for the Company to purchase all of their outstanding Preferred Warrant shares at fair value in cash (“Put Right”).

Due to the Put Right, the Company evaluated the Senior Non-Convertible Preferred Stock Warrants under ASC 480 and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a liability. Therefore, the freestanding Senior Non-Convertible Preferred Stock Warrants are reflected as liabilities on the condensed consolidated balance sheet at their estimated fair value. Subsequent changes in the estimated fair value are reflected in other expense in the accompanying condensed consolidated statements of comprehensive income (loss).

9.Fair Value Measurements

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

The carrying amounts of the Company’s cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$318	$—	$—	$318

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$112,838	$112,838

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$307	$—	$—	$307
Other current assets
Cash flow hedge	$—	$5,027	$—	$5,027

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

Warrant liability—The Company utilizes the Black-Scholes-Merton option pricing model for the liability classified warrants each reporting period, with changes in fair value recognized in the condensed consolidated statements of comprehensive income (loss). The estimated fair value of the liability classified warrants is determined using Level 3 inputs. Inherent in an option pricing model are estimates and assumptions related to expected share-price volatility, risk-free interest rate, expected dividend yield, and expected life. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities.

The expected life of the Eleventh Amendment Warrants is assumed to be equivalent to their remaining contractual term based upon the vesting date assumed for each tranche. The Company assumed all four tranches will vest on the four consecutive anniversaries of the original issue date. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Eleventh Amendment Warrants. The Company does not plan to pay a dividend during the Eleventh Amendment Warrant term, nor have they historically, thus the dividend rate will remain at zero.

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

	March 31, 2025
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Stock price(1)	$3.34	$3.34	$3.34	$3.34
Exercise price	$3.00	$3.00	$3.00	$3.00
Expected volatility	107.01%	104.53%	104.53%	104.53%
Risk-free interest rate	3.87%	3.92%	3.99%	4.05%
Expected dividend-yield	—%	—%	—%	—%
Expected life (years)	4.54 years	5.54 years	6.54 years	7.54 years
Fair value per warrant	$2.61	$2.72	$2.84	$2.93
(1) The stock price is based on the closing stock price as of March 31, 2025.

The expected life of the Senior Non-Convertible Preferred Stock Warrants is assumed to be equivalent to their remaining contractual term. This includes the assumption that there will be no Early Redemption Amount paid and as a result the Senior Non-Convertible Preferred Stock Warrants will have an expected life equal to ten years from issuance. The exercise prices of each tranche are based upon the terms established in the Senior Non-Convertible Preferred Stock Purchase Agreements. The Company used a ten-year term matched zero-coupon interest rate and a ten-year look back term. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Senior Non-Convertible Preferred

Stock Warrants. The Company does not plan to pay a dividend during the Senior Non-Convertible Preferred Stock Warrants term, nor have they historically, thus the dividend rate will remain at zero.

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	March 31, 2025
	Tranche A	Tranche B	Tranche C
Stock price(1)	$3.34	$3.34	$3.34
Exercise price	$0.01	$3.92	$5.50
Expected volatility	104.53%	104.53%	104.53%
Risk-free interest rate	4.17%	4.17%	4.17%
Expected dividend-yield	—%	—%	—%
Expected life (years)	9.87 years	9.87 years	9.87 years
Fair value per warrant	$3.34	$3.04	$2.99
(1) The stock price is based on the closing stock price as of March 31, 2025.

Changes in Level 3 fair value measurements during the period ended March 31, 2025 were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2024	$—
Issuance of Eleventh Amendment Warrants	8,628
Issuance of Senior Non-Convertible Preferred Stock Warrants	128,953
Change in fair value	(24,743)
Balance as of March 31, 2025	$112,838

10.COMMITMENTS AND CONTINGENCIES

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024. On July 31, 2024, the Company filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 2, 2024, and the Company filed its reply to Plaintiffs’ opposition on November 1, 2024. On April 3, 2025, the court dismissed Plaintiffs’ second amended complaint. Plaintiffs filed a notice of appeal on May 5, 2025.

On March 25, 2022, a stockholder derivative action captioned Jadlow v. Danker, et al., Case No. 1:22-cv-00391 (“the Jadlow Action”) was filed in the U.S. District Court for the District of Delaware by an alleged stockholder of the Company, purportedly on the Company’s behalf. The lawsuit was brought against certain of the Company’s current and former directors and officers, and against the Company, as nominal defendant. The complaint alleges that certain of the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint also asserts claims against all defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets based on the same general underlying conduct and seeks contribution under Sections 10(b) and 21D of the Exchange Act and Section 11(f) of the Securities Act from the individual defendants named in the Securities Class Actions. The complaint seeks unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. On July 25, 2022, the Jadlow action was transferred to the U.S. District Court for the Southern District of New York, where it was assigned Case No. 1:22-cv-06290 and referred to Judge Alvin K. Hellerstein as possibly related to the Hartel

Action. On August 4, 2022, Judge Hellerstein accepted the Jadlow action as related to the Hartel Action and, on August 10, 2022, granted the parties’ joint stipulation to stay the Jadlow action pending the resolution of the motion to dismiss the Securities Class Action. The Jadlow action remains stayed.

Other Matters

On May 1, 2025, the Company became aware the U.S. Attorney’s Office for the District of Massachusetts had filed a complaint partially intervening in a qui tam action against the Company and certain of its competitors and carrier partners. The qui tam action, captioned United States ex rel. Shea v. eHealth, Inc., et al., Case No. 21-cv-11777, was brought by a relator, a former employee of one of the Company’s direct competitors, and was filed and remained under seal until it was unsealed by order of the U.S. District Court for the District of Massachusetts dated May 1, 2025. On the same date, the Company also became aware that the relator had filed a sealed amended complaint in the qui tam action on April 29, 2025, which complaint was also unsealed by the Court’s order. The complaints allege that the Company and the other defendants named therein violated the Federal False Claims Act by engaging in various allegedly improper sales and marketing practices. The complaints seek, among other things, treble damages, civil penalties and costs. The Company denies the allegations made in the complaints and plans to defend the suit vigorously.

The Company currently believes that none of the above matters will have a material adverse effect on its operations, financial condition or liquidity; however, depending on how the matters progress, they could be costly to defend and could divert the attention of management and other resources from operations. The Company has not concluded that a loss related to these matters is probable and, therefore, has not accrued a liability related to any of these matters.

11.SHAREHOLDERS' EQUITY

Common Stock—As of March 31, 2025, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	18,932,801
Stock awards available for grant under 2020 Plan	3,581,792
Options outstanding under 2003 Plan	428,567
Total	22,943,319

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

The number of shares of common stock available for issuance as of March 31, 2025, pursuant to future awards under the Company's 2020 Stock Plan is 3,581,792. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Share-based compensation related to:
Equity classified stock options	$376	$673	$1,226	$2,109
Equity classified RSU's	2,611	1,992	7,546	5,850
Equity classified PSU's	—	—	—	33
Equity classified PVU's	1,973	850	4,733	2,520
Total	$4,960	$3,515	$13,505	$10,512

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

During the nine months ended March 31, 2025 and 2024, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the nine months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2024	3,677,964	$11.81
Options granted	—	—
Options exercised	(153,480)	2.12
Options forfeited/expired/cancelled	(178,840)	10.59
Outstanding—March 31, 2025	3,345,644	$12.32	5.70	$1,340
Vested and exercisable—March 31, 2025	2,886,086	$12.64	5.55	$1,162

As of March 31, 2025, there was $0.7 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 0.55 years.

The Company received less than $0.1 million of cash in connection with stock options exercised during the three months ended March 31, 2025 and 2024. The Company received $0.1 million and less than $0.1 million of cash in connection with stock options exercised during the nine months ended March 31, 2025 and 2024, respectively.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	8,441,168	$1.91
Granted	4,017,181	2.99
Vested	(3,640,363)	2.10
Forfeited	(284,075)	2.70
Unvested as of March 31, 2025	8,533,911	$2.31

As of March 31, 2025, there was $13.4 million of unrecognized share-based compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.85 years.

Performance Stock—Based upon the terms of the PSU’s granted, if certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The fiscal year 2022 tranche did not reach the target as of June 30, 2024, and no shares vested thus all PSU’s were forfeited back to the 2020 Stock Plan. As of March 31, 2025, there were no remaining PSU’s granted thus there was no unrecognized compensation cost related to unvested performance stock units granted.

Price-Vested Units—During the nine months ended March 31, 2025, the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. For the awards granted during the nine months ended March 31, 2025 and 2024, they are divided into three and four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine or twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s granted during the nine months ended March 31, 2025:

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

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the nine months ended March 31, 2024:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	559,202	$1.85	$2.50	August 1, 2023 - August 1, 2028	1 year - 3 years
Tranche 2	559,175	$1.69	$5.00	August 1, 2023 - August 1, 2028	1.41 years - 3 years
Tranche 3	559,213	$1.55	$7.50	August 1, 2023 - August 1, 2028	1.96 years - 3 years
Tranche 4	559,185	$1.45	$10.00	August 1, 2023 - August 1, 2028	2.27 years - 3 years
Tranche 5	8,439	$0.98	$2.50	February 1, 2024 - February 1, 2029	1.29 years - 3 years
Tranche 6	8,437	$0.84	$5.00	February 1, 2024 - February 1, 2029	2.20 years - 3 years
Tranche 7	8,441	$0.75	$7.50	February 1, 2024 - February 1, 2029	2.64 years- 3 years
Tranche 8	8,438	$0.67	$10.00	February 1, 2024 - February 1, 2029	2.90 years - 3 years

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

The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

	Shares Granted August 1, 2024	Shares Granted February 1, 2024	Shares Granted August 1, 2023
Share price as of grant date	$4.01	$1.11	$1.38
Volatility	88.8%	90.8%	94.3%
Risk-free interest rate	3.8%	3.7%	4.1%
Cost of Equity	12.6%	11.6%	9.2%
Dividend yield	—%	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2025:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	6,170,385	$1.37
Granted	2,316,074	3.74
Vested	(831,224)	1.32
Forfeited	(173,422)	2.01
Unvested as of March 31, 2025	7,481,813	$2.11

During the nine months ended March 31, 2025, the $2.50, $3.13 and $4.00 stock price hurdles were achieved. As a result, one-third of the awards in the first tranche of PVU’s with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, two-thirds of the awards in the first tranche of PVU’s with a $4.00 price hurdle that were granted during the three months ended September 30, 2022 vested, and one-third of the awards in the first tranche of PVU’s with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 will vest on the one year anniversary of issuance.

As of March 31, 2025, there was $6.9 million of unrecognized share-based compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.43 years years.

ESPP—The purpose of the Company’s employee stock purchase plan (“ESPP”) is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of March 31, 2025 there are 159 shares reserved for future issuance under the plan.

12.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Nine Months Ended March 31,
(dollars in thousands)	2025	2024	2025	2024
Senior:
Medicare advantage commissions	$145,453	$184,740	$446,640	$477,081
Other Senior commissions	3,345	2,784	8,111	7,622
Other services	20,644	16,735	63,179	57,002
Total Senior revenue	169,442	204,259	517,930	541,705
Healthcare Services:
Pharmacy	185,271	120,282	518,154	323,865
Other services	4,298	3,925	10,523	9,419
Total Healthcare Services revenue	189,569	124,207	528,677	333,284
Life:
Term commissions	20,139	17,789	55,169	55,016
Final expense commissions	20,188	17,537	54,795	46,139
Other services	5,515	5,360	15,029	14,700
Total Life revenue	45,842	40,686	124,993	115,855
All other:
Commissions	4,900	8,746	14,667	27,836
Other services	377	388	717	813
Total All other revenue	5,277	9,134	15,384	28,649
Eliminations:
Commissions	(867)	(833)	(2,531)	(1,950)
Other services	(1,103)	(1,053)	(2,961)	(2,976)
Total Elimination revenue	(1,970)	(1,886)	(5,492)	(4,926)
Total Commissions and other services revenue	222,889	256,118	663,338	690,702
Total Pharmacy revenue	185,271	120,282	518,154	323,865
Total Revenue	$408,160	$376,400	$1,181,492	$1,014,567

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$881,317
Commission revenue from revenue recognized	268,465
Net commission revenue adjustment from change in estimate	(5,154)
Amounts recognized as accounts receivable, net	(229,545)
Balance as of March 31, 2025	$915,083

For the nine months ended March 31, 2025, the $5.2 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $0.5 million for Life and a negative adjustment of $7.7 million for Senior. The remaining positive adjustment of $2.0 million relates to the Company’s All other non-reportable segment. Refer to Note 15 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received as of March 31, 2025, for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$8,066
Commission and other services revenue recognized	(31,982)
Amounts recognized as contract liabilities	24,861
Balance as of March 31, 2025	$945

13.INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company recognized the Company recognized income tax expenses of $8.6 million and $0.2 million, respectively, representing effective tax rates of 24.8% and 1.9%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment and excess officer compensation. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

For the nine months ended March 31, 2025 and 2024, the Company recognized income tax expense and benefits of $4.4 million and $1.1 million, respectively, representing effective tax rates of 11.3% and 26.9%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment and excess officer compensation. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

As of March 31, 2025, the Company has a valuation allowance of $16.8 million for deferred tax assets related to certain federal and state specific net operating losses, Sec. 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. As of June 30, 2024, the Company has a valuation allowance of

$14.5 million for deferred tax assets related to certain federal and state specific net operating losses and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740, Income Taxes when evaluating the need for a valuation allowance. Aside from the certain deferred tax assets related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of March 31, 2025 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

14.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of March 31, 2025, the Company included the Tranche A Senior Non-Convertible Preferred Stock Warrants (excluding the Contingent Warrants) outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants.

Diluted net income (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSU's, PSU’s assuming the performance conditions are satisfied as of the end of the reporting period, PVU’s assuming market conditions are satisfied as of the end of the reporting period, common shares issuable upon the conclusion of each ESPP offering period, Eleventh Amendment Warrants, and Senior Non-Convertible Preferred Stock Warrants (excluding the Penny Warrants). The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSU's, PSU’s, PVU’s, common stock issuable pursuant to the ESPP, Eleventh Amendment Warrants, and Senior Non-Convertible Preferred Stock Warrants to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders, basic	$20,235	$8,551	$28,925	$(3,108)
Change in fair value of warrants(1)	(13,803)	—	(6,160)	—
Net income (loss) attributable to common shareholders, diluted	6,432	8,551	22,765	(3,108)
Denominator:
Weighted-average common stock outstanding, basic	178,156	169,070	173,462	168,291
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(2)	5,738	1,886	4,518	—
Dilutive effect of warrants to purchase common stock	2,745	—	915	—
Weighted-average common stock outstanding, diluted	186,639	170,956	178,895	168,291

Net income (loss) per share—basic:	$0.11	$0.05	$0.17	$(0.02)

Net income (loss) per share—diluted:	$0.03	$0.05	$0.13	$(0.02)
(1) Includes the change in fair value of warrant liabilities to the extent the related warrants to purchase common stock are dilutive.
(2) Excluded from the computation of net income (loss) per share-diluted for the nine months ended March 31, 2024 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Stock options outstanding to purchase shares of common stock, unvested RSU's and shares from the ESPP	2,161	6,483	3,496	12,145

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Shares subject to outstanding PVU’s	7,482	6,244	7,422	6,268
The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Warrants to purchase shares of common stock	7,241	—	4,270	—

15.SEGMENT INFORMATION

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

The following table presents information about the reportable segments for the three months ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$167,565	$189,496	$45,822	$402,883
Intersegment revenue	1,877	73	20	1,970
Total revenue from reportable segments	$169,442	$189,569	$45,842	$404,853
All other revenue				5,277
Eliminations of intersegment revenues				(1,970)
Total consolidated revenue				$408,160

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$45,701	$6,445	$6,364	$58,510
All other Adjusted EBITDA				3,549
Corporate & elimination of intersegment profits				(24,336)
Share-based compensation expense				(4,960)
Transaction costs (1)				(5,813)
Depreciation and amortization				(4,925)
Loss on disposal of property, equipment, and software, net				(3)
Change in fair value of warrants				32,986
Interest expense, net				(20,407)
Income before income tax expense (benefit)				$34,601
(1) These expenses primarily consist of financing transaction costs.

The following table presents information about the reportable segments for the three months ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$202,399	$124,207	$40,660	$367,266
Intersegment revenue	1,860	—	26	1,886
Total revenue from reportable segments	$204,259	$124,207	$40,686	$369,152
All other revenue				9,134
Eliminations of intersegment revenues				(1,886)
Total consolidated revenue				$376,400

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$61,494	$1,609	$3,138	$66,241
All other Adjusted EBITDA				3,609
Corporate & elimination of intersegment profits				(23,252)
Share-based compensation expense				(3,515)
Transaction costs (1)				(3,325)
Depreciation and amortization				(6,704)
Loss on disposal of property, equipment, and software, net				(4)
Interest expense, net				(24,330)
Income before income tax expense (benefit)				$8,720
(1) These expenses primarily consist of financing transaction costs.

The following table presents information about the reportable segments for the nine months ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$512,735	$528,443	$124,930	$1,166,108
Intersegment revenue	5,195	234	63	5,492
Total revenue from reportable segments	$517,930	$528,677	$124,993	$1,171,600
All other revenue				15,384
Eliminations of intersegment revenues				(5,492)
Total consolidated revenue				$1,181,492

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$153,949	$13,534	$19,747	$187,230
All other Adjusted EBITDA				9,645
Corporate & elimination of intersegment profits				(73,316)
Share-based compensation expense				(13,505)
Transaction costs (1)				(13,358)
Depreciation and amortization				(15,584)
Loss on disposal of property, equipment, and software, net				(160)
Change in fair value of warrants				25,344
Interest expense, net				(67,160)
Income before income tax expense (benefit)				$39,136
(1) These expenses primarily consist of non-restructuring severance expenses ($0.6 million) and financing transaction costs ($12.8 million).

The following table presents information about the reportable segments for the nine months ended March 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$536,857	$333,284	$115,777	$985,918
Intersegment revenue	4,848	—	78	4,926
Total revenue from reportable segments	$541,705	$333,284	$115,855	$990,844
All other revenue				28,649
Eliminations of intersegment revenues				(4,926)
Total consolidated revenue				$1,014,567

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$138,871	$6,911	$12,945	$158,727
All other Adjusted EBITDA				11,654
Corporate & elimination of intersegment profits				(67,746)
Share-based compensation expense				(10,512)
Transaction costs (1)				(7,629)
Depreciation and amortization				(18,591)
Loss on disposal of property, equipment, and software, net				(13)
Interest expense, net				(70,141)
Loss before income tax expense (benefit)				$(4,251)
(1) These expenses primarily consist of financing transaction costs.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended March 31, 2025, three insurance carrier customers accounted for 38% (UHC), 12% (Humana), and 15% (Aetna) of total revenue. For the three months ended March 31, 2024, three customers accounted for 27% (UHC), 18% (Humana), and 20% (Aetna) of total revenue. For the nine months ended March 31, 2025, three customers accounted for 36% (UHC), 13% (Humana), and 16% (Aetna) of total revenue. For the nine months ended March 31, 2024, three customers accounted for 30% (UHC), 18% (Humana) and 15% (Aetna) of total revenue, respectively. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 91% and 92% of our approved Senior policies for the three months ended March 31, 2025 and 2024, respectively, and 91% and 92% for the nine months ended March 31, 2025, and 2024, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.5 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 20 years. Term life policies accounted for 41% and 41% of new premium within the Life segment for the three months ended March 31, 2025 and 2024, respectively, with final expense policies accounting for 59% and 59% for the three months ended March 31, 2025 and 2024, respectively. For the nine months ended March 31, 2025 and 2024, term life policies accounted for 41% and 45% of new premium within Life, respectively, with final expense policies accounting for 59% and 55%, respectively.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Medicare Advantage	201,817	226,692	588,872	602,936
All other (1)	22,858	18,677	65,975	57,646
Total	224,675	245,369	654,847	660,582
(1) Represents the submitted policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products decreased 8% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was driven by a 19% decrease in average total productive agents, offset by a 15% increase in overall close rates.

Total submitted policies for all products decreased 1% for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024.This was driven by a 22% decrease in average total productive agents, offset by a 13% increase in overall close rates.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Medicare Advantage	168,001	185,716	507,530	517,973
All other (1)	17,623	16,390	50,316	48,570
Total	185,624	202,106	557,846	566,543
(1) Represents the approved policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased by 8% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, which correlates to the decrease in submitted policies.

Total approved policies for all products decreased 2% for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Fluctuations in approved policies are normally in direct correlation to submitted policies; however, the approved policies decreased slightly more than submitted policies due to carrier mix.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Medicare Advantage	$915	$995	$892	$923
All other (1)	151	139	139	134
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy decreased 8% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to carrier mix and specific carriers shifting away from upfront payment contracts, combined with deterioration in persistency due to recent plan terminations.

The LTV per MA approved policy decreased 3% for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, primarily due to carrier mix and specific carriers shifting away from upfront payment contracts, combined with deterioration in provision for losses and persistency due to recent plan terminations.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	March 31, 2025	March 31, 2024
Total SelectRx Members	105,523	75,074

The total number of SelectRx members increased by 41% as of March 31, 2025, compared to March 31, 2024, due to our strategy to grow SelectRx membership.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Prescriptions Per Day	29,015	20,216	26,942	17,582

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2025	2024	2025	2024
Term Premiums	$18,930	$16,788	$51,459	$52,376
Final Expense Premiums	27,681	23,724	74,292	62,811
Total	$46,611	$40,512	$125,751	$115,187

Total term premiums increased 13% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to an 8% increase in the number of policies sold, and a 4% increase in the average premium per policy sold. Final expense premiums increased 17% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to a 1% increase in the average premium per policy sold and a 15% increase in the number of policies sold.

Total term premiums decreased 2% for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, due to a 6% decrease in the number of policies sold, partially offset by a 4% increase in the average premium per policy sold. Final expense premiums increased 18% for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024, due to a 2% increase in the average premium per policy sold and a 16% increase in the number of policies sold.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2025		2024		2025		2024
Revenue
Commissions and other services	$222,889	55%	$256,118	68%	$663,338	56%	$690,702	68%
Pharmacy	185,271	45%	120,282	32%	518,154	44%	323,865	32%
Total revenue	408,160	100%	376,400	100%	1,181,492	100%	1,014,567	100%
Operating costs and expenses
Cost of commissions and other services revenue	79,412	19%	84,315	22%	246,283	21%	254,250	25%
Cost of goods sold—pharmacy revenue	162,304	40%	106,172	28%	448,029	38%	284,360	28%
Marketing and advertising	92,733	23%	109,276	30%	254,222	22%	288,676	29%
Selling, general, and administrative	41,685	10%	34,971	9%	122,850	10%	97,049	10%
Technical development	9,967	2%	8,604	2%	29,086	2%	24,291	2%
Total operating costs and expenses	386,101	94%	343,338	91%	1,100,470	93%	948,626	94%
Income from operations	22,059	5%	33,062	9%	81,022	7%	65,941	6%
Interest expense, net	(20,407)	(5)%	(24,330)	(7)%	(67,160)	(6)%	(70,141)	(6)%
Change in fair value of warrant liabilities	32,986	8%	—	—%	25,344	2%	—	—%
Other expense, net	(37)	—%	(12)	—%	(70)	—%	(51)	—%
Income (loss) before income tax expense (benefit)	34,601	8%	8,720	2%	39,136	3%	(4,251)	—%
Income tax expense (benefit)	8,579	2%	169	—%	4,424	—%	(1,143)	—%
Net income (loss)	$26,022	6%	$8,551	2%	$34,712	3%	$(3,108)	—%

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Commissions and other services	$222,889	$256,118	(13)%	$663,338	$690,702	(4)%
Pharmacy	185,271	120,282	54%	518,154	323,865	60%
Total revenue	$408,160	$376,400	8%	$1,181,492	$1,014,567	17%

Three Months Ended March 31, 2025 and 2024– Pharmacy revenue increased $65.0 million, or 54%, primarily due to the 41% increase in members from the growth of the SelectRx business. Commissions and other services revenue decreased $33.2 million, or 13%, for the three months ended March 31, 2025 primarily due to an increase in Life commissions revenue of $5.0 million, offset by a decrease in Senior commissions revenue of $38.7 million. The $5.0 million increase in Life commissions revenue was driven by a $2.7 million increase in final expense revenue and $2.4 million increase in term revenue. Senior’s decrease of $38.7 million in commissions revenue was primarily driven by a 8% decrease in approved policies.

Nine Months Ended March 31, 2025 and 2024–Pharmacy revenue increased $194.3 million, or 60%, primarily due to the 41% increase in members due to the expansion of the SelectRx business. Commission and other services revenue decreased $27.4 million, or 4%, for the nine months ended March 31, 2025, primarily due to increases in Life commissions revenue and other Senior revenue of $8.8 million and $6.2 million, offset by decreases in Senior and other commissions revenue of $30.0 million and $13.2 million, respectively. The increase in Life commissions revenue was primarily driven by a $8.7 million increase in final expense revenue. For Senior, this was driven by a 2% decrease in approved policies. The decrease in other commissions revenue was primarily driven by a $13.2 million decrease in Auto & Home commissions revenue due to the change in strategic direction to reduce revenue growth for Auto & Home based on our limited resources.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Cost of commissions and other services revenue	$79,412	$84,315	(6)%	$246,283	$254,250	(3)%

Three Months Ended March 31, 2025 and 2024—Cost of commissions and other service revenue decreased $4.9 million, or 6%, for the three months ended March 31, 2025, primarily due to a $2.7 million decrease in compensation costs, a $1.3 million decrease in other operating expenses, and a $0.8 million decrease in depreciation and amortization. The $2.7 million decrease in compensation costs is primarily made up of a $2.7 million decrease in costs for our sales and customer care agents in Senior and a $2.3 million decrease in costs for other commissions agents, partially offset by a $1.4 million increase in costs for sales and customer care agents in Life.

Nine Months Ended March 31, 2025 and 2024—Cost of commissions and other service revenue decreased $8.0 million, or 3%, for the nine months ended March 31, 2025, primarily due to a $1.3 million decrease in licensing fees in Senior, combined with a $3.4 million decrease in compensation costs and a $2.4 million decrease in other operating expenses. The $3.4 million decrease in compensation costs is primarily made up of a $6.0 million decrease in costs for our sales and customer care agents in Senior, offset by a $2.3 million increase in costs for sales and customer care agents in Life.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Cost of goods sold—pharmacy revenue	$162,304	$106,172	53%	$448,029	$284,360	58%

Three Months Ended March 31, 2025 and 2024–Cost of goods sold-pharmacy revenue increased $56.1 million, or 53%, for the three months ended March 31, 2025, primarily due to a $51.0 million increase in medication costs as the number of SelectRx members increased 41% over the prior year as well as a $3.0 million increase in compensation costs due to a 43% increase in the number of employees directly associated with fulfilling pharmacy orders.

Nine Months Ended March 31, 2025 and 2024–Cost of goods sold-pharmacy revenue increased $163.7 million, or 58%, for the nine months ended March 31, 2025, primarily due to an $143.0 million increase in medication costs as the number of SelectRx members increased 41% over the prior year as well as a $13.0 million increase in compensation costs due to a 62% increase in the number of employees directly associated with fulfilling pharmacy orders.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Marketing and advertising	$92,733	$109,276	(15)%	$254,222	$288,676	(12)%

Three Months Ended March 31, 2025 and 2024–Marketing and advertising expenses decreased $16.5 million, or 15%, for the three months ended March 31, 2025, primarily due to a $12.9 million decrease in lead costs and a $2.4 million decrease in compensation costs. The decrease in lead costs was attributable to an increase in close rates of approximately 15% for Senior during the period.

Nine Months Ended March 31, 2025 and 2024–Marketing and advertising expenses decreased $34.5 million, or 12%, for the nine months ended March 31, 2025, due to a $27.8 million decrease in lead costs and a $4.2 million decrease in compensation costs. The decrease in lead costs was attributable to an increase in close rates of approximately 13% for Senior during the period.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Selling, general, and administrative	$41,685	$34,971	19%	$122,850	$97,049	27%

Three Months Ended March 31, 2025 and 2024–Selling, general, and administrative expenses increased $6.7 million, or 19%, for the three months ended March 31, 2025, primarily due to a $4.2 million increase in compensation costs, and a $2.9 million increase in corporate development costs. The increase in compensation costs was primarily related the growth of SelectRx. The increase in corporate development costs is related to the Senior Non-Convertible Preferred Stock transaction.

Nine Months Ended March 31, 2025 and 2024–Selling, general, and administrative expenses increased $25.8 million, or 27%, for the nine months ended March 31, 2025, primarily due to $14.3 million increase in compensation costs, a $4.2 million increase in bad debt expense related to SelectRx, and a $6.0 million increase in corporate development costs. The increase in compensation costs was primarily related the growth of SelectRx. The increase in corporate development costs is related to the securitization and Senior Non-Convertible Preferred Stock transactions.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Technical development	$9,967	$8,604	16%	$29,086	$24,291	20%

Three Months Ended March 31, 2025 and 2024–Technical development expenses increased $1.4 million, or 16%, for the three months ended March 31, 2025, primarily due to a $1.5 million increase in compensation costs due to an increase in headcount for technology personnel.

Nine Months Ended March 31, 2025 and 2024–Technical development expenses increased $4.8 million, or 20%, for the nine months ended March 31, 2025, primarily due to a $4.7 million increase in compensation costs due to an increase in headcount for technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Interest expense, net	$20,407	$24,330	(16)%	$67,160	$70,141	(4)%

Three Months Ended March 31, 2025 and 2024–Interest expense decreased $3.9 million, or 16%, for the three months ended March 31, 2025, as a result of the Company’s lower cost of capital after completing the securitization transaction and utilizing the proceeds from the Senior Non-Convertible Preferred Stock transaction to repay $260.0 million of the Company’s outstanding Term Loan balance

Nine Months Ended March 31, 2025 and 2024–Interest expense decreased $3.0 million, or 4%, for the nine months ended March 31, 2025, as a result of the Company’s lower cost of capital after completing the securitization transaction and utilizing the proceeds from the Senior Non-Convertible Preferred Stock transaction to repay $260.0 million of the Company’s outstanding Term Loan balance.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Income tax expense (benefit)	$8,579	$169	4,976%	$4,424	$(1,143)	(487)%
Effective tax rate	24.8%	1.9%		11.3%	26.9%

Three Months Ended March 31, 2025 and 2024–For the three months ended March 31, 2025 and 2024, the Company recognized income tax expenses of $8.6 million and $0.2 million, respectively, representing effective tax rates of 24.8% and 1.9%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible change in fair value of warrants and excess officer compensation. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

Nine Months Ended March 31, 2025 and 2024–For the nine months ended March 31, 2025 and 2024, the Company recognized an income tax expense and benefit of $4.4 million and $1.1 million, respectively, representing effective tax rates of 11.3% and 26.9%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment and excess officer compensation. The differences from the federal statutory tax rate to the effective tax rate for the Nine Months Ended March 31, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration.

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

Three Months Ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$167,565	$189,496	$45,822	$402,883
Intersegment revenue	1,877	73	20	1,970
Total revenue from reportable segments	$169,442	$189,569	$45,842	$404,853
All other revenue				5,277
Eliminations of intersegment revenues				(1,970)
Total consolidated revenue				$408,160

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$45,701	$6,445	$6,364	$58,510
All other Adjusted EBITDA				3,549
Corporate & elimination of intersegment profits				(24,336)
Share-based compensation expense				(4,960)
Transaction costs (1)				(5,813)
Depreciation and amortization				(4,925)
Loss on disposal of property, equipment, and software, net				(3)
Change in fair value of warrants				32,986
Interest expense, net				(20,407)
Income before income tax expense (benefit)				$34,601
(1) These expenses primarily consist of financing transaction costs.

Three Months Ended March 31, 2024

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$202,399	$124,207	$40,660	$367,266
Intersegment revenue	1,860	—	26	1,886
Total revenue from reportable segments	$204,259	$124,207	$40,686	$369,152
All other revenue				9,134
Eliminations of intersegment revenues				(1,886)
Total consolidated revenue				$376,400

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$61,494	$1,609	$3,138	$66,241
All other Adjusted EBITDA				3,609
Corporate & elimination of intersegment profits				(23,252)
Share-based compensation expense				(3,515)
Transaction costs (1)				(3,325)
Depreciation and amortization				(6,704)
Loss on disposal of property, equipment, and software				(4)
Interest expense, net				(24,330)
Income before income tax expense (benefit)				$8,720
(1) These expenses primarily consist of financing transaction costs.

Nine Months Ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$512,735	$528,443	$124,930	$1,166,108
Intersegment revenue	5,195	234	63	5,492
Total revenue from reportable segments	$517,930	$528,677	$124,993	$1,171,600
All other revenue				15,384
Eliminations of intersegment revenues				(5,492)
Total consolidated revenue				$1,181,492

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$153,949	$13,534	$19,747	$187,230
All other Adjusted EBITDA				9,645
Corporate & elimination of intersegment profits				(73,316)
Share-based compensation expense				(13,505)
Transaction costs (1)				(13,358)
Depreciation and amortization				(15,584)
Loss on disposal of property, equipment, and software, net				(160)
Change in fair value of warrants				25,344
Interest expense, net				(67,160)
Income before income tax expense (benefit)				$39,136
(1) These expenses primarily consist of non-restructuring severance expenses ($0.6 million) and financing transaction costs ($12.8 million).

Nine Months Ended March 31, 2024

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$536,857	$333,284	$115,777	$985,918
Intersegment revenue	4,848	—	78	4,926
Total revenue from reportable segments	$541,705	$333,284	$115,855	$990,844
All other revenue				28,649
Eliminations of intersegment revenues				(4,926)
Total consolidated revenue				$1,014,567

(in thousands)	Senior	Healthcare Services	Life	Total
Adjusted Segment EBITDA	$138,871	$6,911	$12,945	$158,727
All other Adjusted EBITDA				11,654
Corporate & elimination of intersegment profits				(67,746)
Share-based compensation expense				(10,512)
Transaction costs (1)				(7,629)
Depreciation and amortization				(18,591)
Loss on disposal of property, equipment, and software				(13)
Interest expense, net				(70,141)
Loss before income tax expense (benefit)				(4,251)
(1) These expenses primarily consist of financing transaction costs.

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Senior:
Medicare advantage commissions	$145,453	$184,740	$(39,287)	(21)%	$446,640	$477,081	$(30,441)	(6)%
Other Senior commissions	3,345	2,784	561	20%	8,111	7,622	489	6%
Other services	20,644	16,735	3,909	23%	63,179	57,002	6,177	11%
Total Senior revenue	169,442	204,259	(34,817)	(17)%	517,930	541,705	(23,775)	(4)%
Healthcare Services:
Pharmacy	185,271	120,282	64,989	54%	518,154	323,865	194,289	60%
Other services	4,298	3,925	373	10%	10,523	9,419	1,104	12%
Total Healthcare Services revenue	189,569	124,207	65,362	53%	528,677	333,284	195,393	59%
Life:
Term commissions	20,139	17,789	2,350	13%	55,169	55,016	153	—%
Final expense commissions	20,188	17,537	2,651	15%	54,795	46,139	8,656	19%
Other services	5,515	5,360	155	3%	15,029	14,700	329	2%
Total Life revenue	45,842	40,686	5,156	13%	124,993	115,855	9,138	8%
All other:
Commissions	4,900	8,746	(3,846)	(44)%	14,667	27,836	(13,169)	(47)%
Other services	377	388	(11)	(3)%	717	813	(96)	(12)%
Total All other revenue	5,277	9,134	(3,857)	(42)%	15,384	28,649	(13,265)	(46)%

Eliminations:
Commissions	(867)	(833)	(34)	4%	(2,531)	(1,950)	(581)	30%
Other services	(1,103)	(1,053)	(50)	5%	(2,961)	(2,976)	15	(1)%
Total Elimination revenue	(1,970)	(1,886)	(84)	4%	(5,492)	(4,926)	(566)	11%
Total Commissions and other services revenue	222,889	256,118	(33,229)	(13)%	663,338	690,702	(27,364)	(4)%
Total Pharmacy revenue	185,271	120,282	64,989	54%	518,154	323,865	194,289	60%
Total Revenue	$408,160	$376,400	$31,760	8%	$1,181,492	$1,014,567	$166,925	16%

Revenue by Segment

Three Months Ended March 31, 2025 and 2024–Revenue from our Senior segment was $169.4 million for the three months ended March 31, 2025, a $34.8 million, or 17%, decrease compared to revenue of $204.3 million for the three months ended March 31, 2024. The decrease was due to an $38.7 million, or 21%, decrease in commissions revenue from fewer approved policies.

Revenue from Healthcare Services was $189.6 million for the three months ended March 31, 2025, a $65.4 million, or 53%, increase compared to revenue of $124.2 million for the three months ended March 31, 2024, primarily due to a $65.0 million increase in SelectRx pharmacy revenue.

Revenue from our Life segment was $45.8 million for the three months ended March 31, 2025, a $5.2 million, or 13%, increase compared to revenue of $40.7 million for the three months ended March 31, 2024, primarily due to an $5.0 million increase in commissions revenue.

Nine Months Ended March 31, 2025 and 2024–Revenue from Senior was $517.9 million for the nine months ended March 31, 2025, a $23.8 million, or 4%, decrease compared to revenue of $541.7 million for the nine months ended March 31, 2024. The decrease was due to a $6.2 million increase in other revenue, offset by a $30.0 million, or 6%, decrease in commission revenue due to a decrease in approved policies.

Revenue from Healthcare Services was $528.7 million for the nine months ended March 31, 2025, a $195.4 million, or 59%, increase compared to revenue of $333.3 million for the nine months ended March 31, 2024, primarily due to a $194.3 million increase in SelectRx pharmacy revenue.

Revenue from Life was $125.0 million for the nine months ended March 31, 2025, a $9.1 million, or 8%, increase compared to revenue of $115.9 million for the nine months ended March 31, 2024, in line with our updated operating strategy to stabilize our distribution business.

Adjusted EBITDA by Segment

Three Months Ended March 31, 2025 and 2024–Adjusted EBITDA from our Senior segment was $45.7 million for the three months ended March 31, 2025, a $15.8 million, or 26%, decrease compared to Adjusted EBITDA of $61.5 million for the three months ended March 31, 2024. The decrease was due to a $34.8 million decrease in revenue, offset by a $19.0 million decrease in operating costs and expenses, primarily due to a $12.0 million decrease in lead costs and a $4.8 million decrease in compensation costs in Senior.

Adjusted EBITDA from Healthcare Services was $6.4 million for the three months ended March 31, 2025, a $4.8 million increase compared to Adjusted EBITDA of $1.6 million for the three months ended March 31, 2024. The increase was due to a $65.4 million increase in revenue, partially offset by a $60.5 million increase in operating costs and expenses, primarily as a result of a $51.0 million increase in medication costs and a $7.7 million increase in compensation costs to support and invest in the growth of SelectRx.

Adjusted EBITDA from our Life segment was $6.4 million for the three months ended March 31, 2025, a $3.2 million, or 103%, increase compared to Adjusted EBITDA of $3.1 million for the three months ended March 31, 2024. The increase in Adjusted EBITDA was due to a $5.2 million increase in revenue, partially offset by a $1.9 million increase in operating costs. The increase in operating costs was primarily due to a $1.8 million increase in compensation costs.

Nine Months Ended March 31, 2025 and 2024–Adjusted EBITDA from Senior was $153.9 million for the nine months ended March 31, 2025, a $15.1 million increase compared to Adjusted EBITDA of $138.9 million for the nine months ended March 31, 2024. The increase was primarily due to a $38.9 million decrease in operating costs and expenses related to a $25.1 million reduction in sales and marketing costs, and a $9.3 million reduction in compensation costs partially offset by a $23.8 million decrease in revenue.

Adjusted EBITDA from Healthcare Services was $13.5 million for the nine months ended March 31, 2025, a $6.6 million increase compared to Adjusted EBITDA of $6.9 million for the nine months ended March 31, 2024. The increase was due to a $195.4 million increase in revenue as discussed above, partially offset by a $188.8 million increase in operating costs and expenses primarily as a result of the $143.0 million increase in medication costs and a $32.3 million increase in compensation costs to support and invest in the growth of SelectRx.

Adjusted EBITDA from Life was $19.7 million for the nine months ended March 31, 2025, a $6.8 million increase compared to Adjusted EBITDA of $12.9 million for the nine months ended March 31, 2024. The increase was due to a $9.1 million increase in revenue as discussed above and a $0.9 million decrease in advertising and marketing costs, partially offset by a $3.4 million increase in compensation costs.

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

Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company completed a $350.0 million Senior Non-Convertible Preferred Stock transaction and received net proceeds of $337.9 million. Refer to Note 7 to the condensed consolidated financial statements for further information.

Long-term Debt

Significant changes and activity related to our long-term debt since our Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 are discussed below. Refer to Note 6 to the condensed consolidated financial statements for further discussion on our debt agreements and activity.

Senior Secured Credit Facility

On February 10, 2025 and in connection with the Senior Non-Convertible Preferred Stock transaction, the Company entered into a Twelfth Amendment to the Senior Secured Credit Facility. The Twelfth Amendment permits certain amendments to the Senior Secured Credit Facility to, among other things, (1) made certain modifications to the applicable asset coverage and minimum liquidity covenants and (2) adjusted the cash and payable in kind interest applicable to the outstanding term loans.

During the nine months ended March 31, 2025, the Company repaid $384.6 million of the outstanding term loans, and as of March 31, 2025, had outstanding borrowings of $316.9 million related to the term loans. Refer to Note 6 to the condensed consolidated financial statements for further information.

During the nine months ended March 31, 2025, the Company received proceeds of $166.9 million and repaid $166.9 million, and as of March 31, 2025, had no outstanding borrowings related to the revolving credit facility. Refer to Note 6 to the condensed consolidated financial statements for further information.

Liquidity

As of March 31, 2025 and June 30, 2024, the Company had total debt obligations of $391.5 million and $683.3 million, respectively, under the Senior Secured Credit Facility and the Notes. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of March 31, 2025 and June 30, 2024, our cash, cash equivalents, and restricted cash totaled $86.2 million and $42.7 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Nine Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$25,816	$(4,759)
Net cash used in investing activities	(8,203)	(8,926)
Net cash provided by (used in) financing activities	25,919	(31,663)

Operating Activities

Net cash used in operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense; amortization of debt issuance costs and discount; accrued interest; non-cash lease expenses; change in fair value of warrant liabilities; and the effect of changes in working capital and other activities.

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

Nine Months Ended March 31, 2025—Net cash provided by operating activities was $25.8 million, consisting of net income of $34.7 million, adjustments for non-cash items of $32.7 million, and cash used in operating assets and liabilities of $41.6 million. Adjustments for non-cash items primarily consisted of $15.6 million of depreciation and amortization, $13.5 million of share-based compensation expense, $13.3 million of accrued interest payable in kind on the term loans, $3.9 million of amortization of debt issuance costs and debt discount, $2.8 million of non-cash lease expense, $4.4 million in deferred income taxes, $4.2 million in bad debt expense, and $25.3 million in the change in fair value of warrant liabilities. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $39.0 million in accounts receivable, an increase of $33.8 million in commissions receivable, a decrease of $6.0 million in other liabilities, primarily related to an $7.1 million decrease in our contract liability, a decrease of $3.6 million in operating lease liabilities and an increase of $0.3 million in other assets, primarily related to hedge activities, offset by an increase of $41.2 million in accounts payable and accrued expenses

Nine Months Ended March 31, 2024—Net cash used in operating activities was $4.8 million, consisting of a net loss of $3.1 million, adjustments for non-cash items of $48.4 million, and cash used in operating assets and liabilities of $50.0 million. Adjustments for non-cash items primarily consisted of $18.6 million of depreciation and amortization, $10.5 million of share-based compensation expense, $14.3 million of accrued interest payable in kind, $4.9 million of amortization of debt issuance costs and debt discount, $1.9 million of non-cash lease expense, and $4.6 million of bad debt expense, offset by $2.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of a $103.1 million increase in accounts receivable, net, offset by a $36.1 million increase in accounts payable and accrued expenses, an $11.5 million increase in other liabilities due to an increase in accrued compensation, and a $7.4 million decrease in commissions receivables.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Nine Months Ended March 31, 2025—Net cash used in investing activities of $8.2 million was due to $6.5 million in purchases of software and capitalized internal-use software development costs and $1.7 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

Nine Months Ended March 31, 2024—Net cash used in investing activities of $8.9 million was due to $6.1 million in purchases of software and capitalized internal-use software development costs and $3.1 million of purchases of property and equipment, primarily equipment utilized in SelectRx operations, leasehold improvements, and computer equipment.

Financing Activities

Our financing activities primarily consist of proceeds from the issuance of senior non-convertible preferred stock, payments on term loans, proceeds and payments related to the revolving credit facility, payments on notes issued in connection with the Indenture, payments for debt issuance costs, and proceeds and payments related to stock-based compensation.

Nine Months Ended March 31, 2025—Net cash provided by financing activities of $25.9 million was primarily due to $384.6 million of principal payments on the term loans, $11.7 million of payments on the notes issued in connection with the Indenture, $166.9 million of payments on the revolving credit facility, offset by $337.9 million of proceeds from the issuance of senior non-convertible preferred stock, $99.1 million of proceeds on the notes issued in connection with the Indenture, and $166.9 million of proceeds from the revolving credit facility.

Nine Months Ended March 31, 2024—Net cash used in financing activities of $31.7 million was primarily due to $30.4 million of principal payments on the Term Loans.

Contractual Obligations

Other than the discussions in Notes 6, 7, and 8 to the condensed consolidated financial statements, as of March 31, 2025, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of March 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors disclosed in our Annual Report. Before investing in our securities, we recommend that investors carefully consider the risks described in our Annual Report, including those under the heading “Risk Factors.” Realization of any of these risks and any additional risks and uncertainties not currently known to us or that we have deemed to be immaterial could have a material adverse effect on our business, financial condition, or results of operations.

From time to time we are subject to various legal proceedings that could adversely affect our business.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims, and claims relating to our compliance with securities laws. For example, we received a subpoena from the United States Attorney’s Office for the District of Massachusetts in August 2022, seeking, among other things, information regarding our arrangements with our insurance carrier partners, and on May 1, 2025, we became aware the U.S. Attorney’s Office had filed a complaint partially intervening in a qui tam action against the Company related to certain of our sales and marketing practices. Claims that are or may in the future be asserted against us, whether with or without merit, could be time-consuming and expensive to address, could divert management’s attention and other resources, and/or could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense of these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering certain of our services, or change our business practices, any of which would harm our business, operating results, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Except as set forth below, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the three and nine months ended March 31, 2025.

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

SELECTQUOTE, INC.
May 12, 2025	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer