Form 10-K
period 2025-06-30
SelectQuote, Inc.
filed 2025-08-21
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2025

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
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2024, the last business day of our most recently completed second fiscal quarter, based on the closing price of $3.72 reported by the New York Stock Exchange on that date, was $506,928,494. Solely for the purposes of this calculation, the Registrant has excluded shares held by the Registrant's directors and executive officers as of December 31, 2024. Such exclusion shall not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

The registrant had outstanding 172,816,730 shares of common stock as of July 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (its “2025 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

SelectQuote, Inc. (together with its subsidiaries, “SelectQuote”, the “Company”, “we”, “us”) is a leading technology-enabled, direct-to-consumer (“DTC”) distribution and engagement platform for selling insurance policies and healthcare services.

In recent years, we have increasingly focused on expanding our healthcare services platform as a natural extension of our core Senior distribution insurance business. This strategic shift reflects our prioritization of higher-growth opportunities in areas such as pharmacy services and chronic care management through offerings like SelectRx and SelectPatient Management (“SPM”). At the same time, we have de-emphasized production within our Auto & Home distribution insurance business, which no longer represents a core area of focus. Our strategy is focused on delivering more comprehensive and personalized healthcare solutions that meet the evolving needs of our senior customers.

Our insurance distribution business, which has operated continuously for over 40 years, allows consumers to transparently and conveniently shop for senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology platform integrates artificial intelligence and data science based machine learning models to analyze and identify high-quality consumer leads from diverse online and offline channels, such as digital marketing, radio, television, and third-party partnerships. Leveraging over 40 years of accumulated data and advanced predictive analytics, our technology dynamically optimizes marketing spend in real-time. Our intelligent workflow system instantly evaluates each acquired lead, routing it efficiently to the most suitable sales agent based on consumer needs and agent expertise. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy, a metric we refer to as “ lifetime value of commissions” or “LTV”, which is a key component to our overall profitability.

Our proprietary routing and workflow system is a key competitive advantage and driver of our business performance. Our systems analyze and intelligently route consumer leads to agents and allow us to monitor, segment, and enhance our agents’ performance. This technological advantage also allows us to rapidly conduct a needs-based, tailored analysis for each consumer that maximizes sales, enhances customer retention, and ultimately maximizes LTVs. Our expertise and value add stems from the coupling of our technology with our skilled agents, which provides greater transparency in pricing and choice and an overall better consumer experience. When customers are satisfied, their propensity to switch policies decreases, thereby improving retention rates (“persistency”), increasing LTVs and, ultimately, optimizing our financial performance and shareholder value.

SelectQuote has a long history of successful DTC product distribution and consumer engagement, and we bring this same capability to healthcare services. We saw a large opportunity to leverage our existing customer base and distribution model to improve education and access to healthcare services for our senior consumers and to create value for our shareholders and insurance carrier partners. SelectQuote’s value lies in our ability to engage the consumer, capture critical self-reported information in real-time, and then take action on that information to offer each consumer personalized solutions. Our healthcare services business seeks to provide consumers with a wide breadth of products supporting their needs, such as SelectRx, our Patient-Centered Pharmacy HomeTM accredited pharmacy, which has already demonstrated SelectQuote’s ability to leverage our strong consumer engagement to drive immediate value using our existing operational infrastructure. Whether through acquisitions or new partnerships, we continue to look for more opportunities to leverage our strengths to expand our healthcare services business.

Our Business Model

Our unique platform has allowed us to expand our business significantly in recent years, now encompassing healthcare services alongside our traditional insurance distribution. We've identified a substantial opportunity to leverage our extensive consumer database and robust distribution model to enhance access to healthcare services for our senior consumers. This initiative not only aims to improve their overall health outcomes but also creates significant value for our shareholders and insurance carrier partners.

Our Healthcare Services business model focuses on improving member health and wellness, primarily for seniors, by providing an unparalleled consumer experience. Through our various healthcare services product offerings, we serve as a premier navigation service, proactively engaging members to address their individual healthcare needs. We aim to improve health outcomes and lower overall healthcare costs by offering access to tailored healthcare solutions and fostering an ecosystem among payers, providers, and patients. This model is highly effective in engaging the senior market, enabling us to capture significant value across the healthcare sector and consumer lifecycle. It serves as a robust platform for delivering an expanding suite of health-related products and services, ultimately driving substantial growth and cash flow.

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

Founded more than 40 years ago as what we believe was the first DTC term life insurance exchange platform in the United States, our technology-driven, differentiated model allows consumers to easily compare pricing and policy options. Working in tandem, our agents and technology systems are the foundation of our business. Our highly trained licensed agents are subject matter experts in the products they sell, and this, in combination with our purpose-built software and business process, differentiates the service we provide to consumers relative to other insurance distributors or “online only” offerings. We believe providing personalized advice and guidance from policy research to enrollment is a key differentiator in the senior health market, as consumers tend to prefer or require more personalized attention to navigate increasingly complex and ever-changing coverage options. Our agents are trained to offer unbiased advice in order to align with the specific needs of each customer.

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

DTC distribution has become an increasingly important part of the overall distribution strategies of insurance carriers as they drive to lower customer acquisition costs. Internet and mobile devices allow distributors the ability to target and reach consumers directly in a highly controlled and efficient manner. Our software allows our agents to have more effective interactions with customers, driving agent productivity, sales volume, and providing an attractive distribution alternative for our insurance carrier partners. While traditional insurance distributors use a time-intensive, in-person purchasing process, consumers are increasingly researching insurance policies for their needs online and, ultimately, purchasing through DTC channels. Platforms like ours are well positioned to serve these customers as we allow consumers to compare insurance in a transparent manner, without having to solicit individual quotes from carriers in the market or rely on the options presented by a traditional insurance distributor; and to do so from the comfort of their own home.

Our systems allow us to gain valuable insights from the rich sources of consumer information we have gathered over four decades, and we use complex data analytics and proprietary algorithms to enhance our sales and marketing strategies in an effort to maximize our return on our marketing spend and enhance our agents’ close rates. As we have grown, we have continued to gather valuable data that has allowed us to further enhance our algorithms. Accordingly, we have been able to improve our lead acquisition efficiency and scoring and workflow processing capabilities, which has enabled us to serve customers more efficiently and has improved the value proposition we offer to our insurance carrier partners. As our value proposition has grown, our insurance carrier partners have come to rely more on our distribution capabilities and have partnered with us more deeply in product design, helping fuel our growth.

Our Products

Through our Healthcare Services business, we offer pharmaceutical products and other health-related equipment and services. Additionally, through our insurance distribution business, we distribute needs-based insurance products on behalf of our insurance carrier partners. These products are critical to the overall financial well-being of consumers and the protection of their most valued assets: their families, their health, and their property. Increasing household financial obligations, rising healthcare costs, importance of health and well-being, and government and lender mandates for certain insurance coverage drive the need for the insurance products we distribute. These products are underwritten by our carefully selected insurance carrier partners and sold by our agents across our three insurance distribution businesses: Senior, Life, and Auto & Home.

Healthcare Services, launched in 2021, offers various health-related products and services through SelectRx, Healthcare Select, and SPM. SelectRx offers essential prescription medications, over-the-counter (“OTC”) medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes, while enabling patients managing polypharmacy and multiple chronic conditions to remain at home. Through Healthcare Select, we utilize our excellent consumer engagement capabilities to capture valuable self-reported information in real-time for our insurance carrier partners by completing health risk and lifestyle assessments. We then use that data to take a real-time, proactive, and personalized approach to offer various health-related products and services to the consumer, such as our pharmacy services from SelectRx. Additionally in 2024, we launched SPM, after the acquisition of an existing chronic care management platform, which offers providers, payers, and Accountable Care Organizations scalable, technology-enhanced services for patients living with chronic conditions. Through consistent, trust-based patient engagement, SPM helps patients navigate the care continuum, focusing on non-clinical factors allowing physicians to focus on the critical needs of their patients. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for our members.

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including carriers owned by UnitedHealthcare (“UHC”), Humana, Wellcare, and Aetna. MA and MS plans accounted for 90% of our approved Senior policies for the year ended June 30, 2025, with other ancillary type policies accounting for the remainder.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.6 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 20 years. Term life policies accounted for 40% of new premium within Life for the year ended June 30, 2025, with final expense policies accounting for 60%.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 20 leading, nationally recognized insurance carrier partners. Homeowners and auto products accounted for 83% of new premium within the Auto & Home division for the year ended June 30, 2025, with dwelling fire and other products accounting for the remainder.

Our Agents

We recognize insurance products can be complicated and each consumer’s situation is unique. Matching the right products with a consumer’s needs requires the attention of highly trained and skilled agents. This expertise differentiates us from the traditional distribution model with each line of our business having dedicated, licensed agents who are subject matter experts in that line of business. We have also developed a best-in-class talent management system that allows us to recruit from across the United States to build and retain top agents. We provide each new agent with up to 10 weeks of proprietary in-house training supplemented by ongoing training throughout the year. Our training ensures every agent is equipped with a deep understanding of the products, customer service, and sales skills necessary to best serve the customer. Our goal is for every agent in whom we invest to build a long and rewarding career with us.

The most productive agents receive our highest quality leads. In our Senior segment, level one agents demonstrate higher productivity, close rates, retention rates, and lower attrition than agents in levels below them. This process matches a customer with the appropriate agent and optimizes our most valuable asset: agent time. Each agent guides the potential customer through tailored policy options and provides education on complex senior health, life, and auto & home products, thereby helping them select the best option for their needs. This personalized approach enhances the customer experience, and when customers are satisfied, their propensity to switch policies decreases. This extends the renewal revenue stream paid to us by insurance carrier partners and enhances the lifetime value of policyholder relationships. Through this, our processes and technology come together to drive strong economic results allowing us to reward top agents with market-leading pay. Our agents are also proactive in their outreach throughout the year creating a deeper relationship with our customers.

In addition to the agents who sell insurance products, we have added customer success agents (“CSA”) to work with our consumers in our healthcare services business. CSAs enroll the customer as a member into our free Healthcare Select service and help them understand the benefits available under their health plans. They leverage data from health risk and lifestyle assessments to connect the customer to our health services such as SelectRx, SPM, or one of our many Healthcare Select partners - all customized to that individual consumer.

Our Technology

Our business success is built upon a robust, proprietary technology platform that integrates over 40 years of data, advanced algorithms, and artificial intelligence (“AI”). Applying information gathered since our founding over 40 years ago, our technology drives robust attribution modeling, allowing us to accurately measure marketing effectiveness, inform bid strategies, and prioritize high-value lead sources. This infrastructure underpins every stage of our business process, from lead generation and scoring, to agent routing, sales, customer engagement, and lifecycle management. It allows us to maximize customer LTV and drive sustainable profitability.

AI-Powered Lead Acquisition: We employ a broad policyholder acquisition strategy that spans digital marketing, television, radio, and partnerships with third-party marketing organizations. Central to this is our use of proprietary machine learning (“ML”) models, which dynamically adjust bid strategies in real time based on expected LTV. These models continuously analyze demographic trends, channel effectiveness, and historical conversion patterns, drawing on a vast data pool of over 1 billion consumer and third-party data points. This predictive capability enables us to group leads by purchase propensity, optimize cost-per-acquisition, and tier leads for routing to the most appropriate agent. As our algorithms ingest more data, they evolve, improving the precision of our lead targeting and bidding systems. This vast and ever-growing pool of data, coupled with the assistance of our team of highly skilled data scientists, enhances our ability to more accurately estimate a new lead's lifetime value and enables more informed decisions in lead acquisition. Our data science team creates algorithms that support lead buying, scoring, routing, and consumer lifecycle management of closed leads.

Intelligent Lead Management & Routing: Once leads are acquired, our AI-driven scoring engine evaluates them in real time using a complex array of attributes. Leveraging over four decades of proprietary data, we route each lead using our intelligent matching engine. This system considers lead score, agent expertise, product fit, and real-time availability to ensure each consumer is connected to the most effective licensed agent. This pairing process maximizes the likelihood of conversion and LTV by aligning consumer needs with agent strengths. Our purpose-built workflow management software enhances agent performance across all contact channels.

Sales Enablement & Conversational AI: Our licensed agents utilize proprietary tools that combine real-time data, product knowledge, and guided decision trees to conduct personalized needs analyses and offer tailored insurance solutions. This coupling of our technology with our skilled agents provides the consumer with greater transparency in pricing terms, unbiased guidance, and choice, resulting in an overall better experience that maximizes sales. We have also deployed conversational AI technologies that automate routine enrollment processes. Our voice AI system has processed over 1.05 million assisted disclaimers, and our automated health risk and lifestyle assessment tools have saved over 4.7 million minutes of agent time. These technologies not only ensure regulatory compliance but also free up agent bandwidth to focus on higher-value, complex interactions that improve customer satisfaction and drive incremental sales.

Customer Engagement & Lifecycle Management: Post-sale, our AI and ML capabilities extend into customer retention and cross-sell efforts. Advanced predictive analytics help our dedicated, retention-focused customer care (“CCA”) team identify consumers at risk of churn and those most likely to purchase additional products. These models continuously refine themselves using ongoing behavioral signals and conversion outcomes, allowing us to proactively manage policyholder relationships. This retention-focused approach improves customer experience, increases policy persistency, and enhances the long-term value of each customer.

AI Infrastructure & Innovation Pipeline: To maintain our competitive edge, we continue to invest in the evolution of our AI infrastructure, with the goal of expanding from operational automation to strategic differentiation. Our development initiatives include:

•AI-assisted software development to enhance code quality and release velocity;

•Agentic systems for real-time operational decision-making;

•Generative AI models to optimize marketing content and improve customer engagement; and

•NLP-powered tools to better predict consumer behavior and support product innovation.

Together, these initiatives position us to not only improve internal performance but also to sustain long-term differentiation in an increasingly AI-driven marketplace.

Our Partners

We maintain long-standing, deeply integrated relationships with many of the nation’s leading insurance carriers, who have some of the industry’s most widely recognizable brand names. During our most recent fiscal years, our primary insurance carrier partners were United Healthcare (“UHC”), Humana, Aetna, and WellCare in Senior; Mutual of Omaha, TruStage, and Pacific Life in Life; and Safeco, Progressive, and Travelers in Auto & Home. These high-quality relationships have resulted in strong insurance carrier retention rates over time. We believe carriers see our method of acquiring customers as scalable and efficient and, ultimately, as cost advantageous compared to their own models. Our insurance carrier partners are responsible for paying us consideration for our services through commissions and other forms of compensation, and, for these purposes, act as our customers. We do not generate revenues directly from the consumers to whom we sell insurance policies on behalf of our insurance carrier partners.

The relationships with our insurance carrier partners such as UHC, Aetna, Humana and Anthem, have grown through SelectRx and Healthcare Select, as we gather valuable data for them by performing health risk and lifestyle assessments. We have also formed partnerships with several pharmacy benefit managers including OptumRx, Caremark CVS, and Express Scripts, which help support SelectRx, as well as several providers of health-related resources that support improved health outcomes as partners for Healthcare Select.

Our Market Opportunity

Healthcare Services Market

We believe the healthcare services market presents a significant opportunity to grow our business by offering additional products and services through our distribution platform. We entered the prescription medication market in 2021 through our acquisition of two boutique pharmaceutical operations, now SelectRx. We estimate the total addressable pharmaceutical market in the United States to be over $640 billion. The Congressional Budget Office estimates that spending on Part D benefits, a voluntary program that provides prescription drug coverage for people with Medicare, will total $137 billion in 2025, representing 15% of net total Medicare spending. SelectRx reached more than 108,000 active members as of June 30, 2025. Our current production facilities allow us to serve more than 150,000 members with ample room for additional expansion.

The Medicare market also offers the opportunity to grow our business by connecting seniors with additional health related products and services, including value-based care providers, chronic care management and resources for addressing social needs. We estimate the total value-based care market for Medicare Advantage patients to be over $600 billion. Further, with approximately 33% of Medicare beneficiaries living below 200% of the federal poverty level, according to the Kaiser Family Foundation in 2023, many of our consumers need help accessing social resources that impact health outcomes. In recognition of this need, Medicare Advantage plan providers are increasingly focused on benefits aimed at addressing social determinants of health like transportation, nutrition, and social isolation. Additionally, Medicare Advantage plan providers are focused on benefits that improve health outcomes including chronic care management services which are now provided by SPM. Healthcare Select is well positioned to support these efforts by connecting seniors to a centralized collection of healthcare and other resources offered through our partnerships with service providers throughout the United States.

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 13% in 2010 to 18% in 2023 and is expected to reach 21% in 2030, according to the United States Census Bureau. Based upon a research study, in 2025, on average, 11,400 “Baby Boomers” are expected to turn 65 every day, or nearly 4.2 million people will reach the traditional retirement age in a single year. Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. According to the Kaiser Family Foundation, in 2024, Medicare Advantage enrollment held 54% market penetration, with nearly 33 million Medicare Advantage enrollees. Between 2023 and 2024, total Medicare Advantage enrollment grew by about 7%. The Congressional Budget Office projects that enrollment is expected to continue to rise from 60 million in 2023 to 74 million in 2034 and that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. We believe our position in the senior market provides a strategic foundation to expand into adjacent healthcare services, such as chronic care management, pharmacy support, and Healthcare Select solutions. These capabilities allow us to deepen our engagement with seniors and create recurring value beyond the initial policy enrollment.

Research from the Center for Disease Control and Prevention shows almost half of seniors need more information and assistance to better manage their healthcare needs. Health literacy is the degree to which individuals have the ability to find, understand, and use information and services to inform health-related decisions and actions for themselves and others. According to the Center for Health Care Strategies, nearly nine out of ten adults in the United States struggle with health literacy, resulting in greater healthcare use and cost, compared to those with proficient health literacy. Not only is the population of people age 65 and higher growing, according to the Pew Research Center, internet usage among this group has risen, with 90% using the internet in 2024 compared to 40% in 2009.

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

Auto & Home Market

Property & Casualty insurance is a large addressable market in which policyholders often have a government or lender-mandated need for coverage. The DTC channel for sales of these products is well established, driven by continued adoption of online sources for research and quotes, but has been facing recent headwinds partially due to an increase in claims which has driven up premium rates. We believe the combination of our technology and agents is an important differentiator that better enables us to help potential policyholders compare and choose between multiple products, and also to give valuable advice on bundled options that provide more holistic coverage across multiple risks. We differentiate ourselves from carrier captive agents and traditional insurance distributors on the basis of choice, convenience, and consumer experience. While the Property & Casualty insurance market remains large and well-established, we are currently prioritizing investments in businesses with greater long-term growth potential and more efficient cash flows, such as healthcare services and senior insurance solutions.

Our Competitive Strengths

Leading technology-based sales platform. Our primary focus is to provide best-in-class service to bring policyholders value through greater choice and transparency. Since 1985, we have helped over seven million policyholders save time and money on critical insurance purchases. We have been pioneers of insurance distribution, and, through our technology-driven sales model, we believe we are well positioned to support policyholders and insurance carrier partners as consumers continue shifting toward online channels to make purchasing decisions for their insurance needs. We believe that our data and our technology are key competitive advantages and drivers of our business performance. We continue to upgrade and optimize our technology as new opportunities are identified by our information technology and analytics teams. SelectCare is our core overarching proprietary customer relationship management (“CRM”) and parent system with phone bank, sales enablement/workflow optimization and reporting tools. SelectCare leverages sophisticated AI algorithms to score leads, route them to agents and organize each agent’s work day, with the objective of maximizing return on investment. Operating within SelectCare are the following purpose-built systems:

•SelectBid: Advanced, data-enriched lead scoring and purchasing tool that provides real-time feedback to help us determine which consumers and campaigns are generating the most valuable opportunities, allowing us to optimize marketing spend.

•Get A Lead (“GAL”): Customized, purpose-built lead routing and workflow management technology based on lead quality, agent performance and agent availability. GAL uses a customized "Agent Lobby" algorithm to instantly evaluate our ecosystem, providing consumers with a seamless and efficient pathway to connect with a licensed sales agent who is best suited to meet their insurance needs.

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

•AI and Machine Learning: We leverage AI and machine learning models to refine our lead scoring, routing, and agent support systems, ensuring compliance and enhancing agent productivity and accuracy in policy recommendations across all insurance lines. Our advanced technology extends to healthcare services, enabling personalized patient engagement, streamlined care coordination, and improved health outcomes through data-driven insights.

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

Strong brand awareness. We were founded more than 40 years ago as what we believe was the first DTC term life insurance exchange platform in the U.S. Over this time, we have built a highly successful and recognizable household brand. We continue to enhance our visibility with advertisements on nationwide television networks and radio outlets, while also maintaining a strong online presence through our market-leading comparison websites, complemented by search engine advertising and a social media presence. There is also meaningful potential for us to leverage our strong brand awareness for intragroup cross sales and expansion into adjacent products and markets that further enhance revenue.

Ability to attract and retain productive, career-based associate workforce across the organization. We have built processes that allow us to attract, train and retain top talent, and to grow our associate workforce when necessary. Our sophisticated recruitment engine is employed nationally with our remote associate capability and involves personality tests, multiple interviews, and final approval by a senior manager. We deploy specific retention strategies for each division, catering to the business needs and seasonality of that division. This allows us to capitalize on people strategies, reducing turnover, and maintaining tenure during our slower seasons. Our recruiting and development processes lead to strong productivity rates allowing us to offer competitive compensation packages and attractive career paths. Associates have the to ability to participate in e-learning modules in our online training hub to continue to develop in their personal goals and overall career. All of this results in a complete cycle, which we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new associates.

Diverse product offering. At our inception, we specialized in the distribution of term life insurance products. Since then, in addition to introducing a range of other life insurance products, SelectQuote expanded into the fast-growing senior health insurance market and auto & home insurance market. Today we provide consumers with access to over 50 insurance products. Our unique platform then further enabled us to expand our business again in recent years to include Healthcare Services. Our product segments are a natural fit with consumer insurance and healthcare needs across different life stages. We believe we are unique for our diverse product range, which provides us with greater stability as demand for certain products and customers’ needs fluctuate.

Deep and broad insurance carrier partnerships. We are a key distribution partner for many of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept onto our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2025, we sold over 660,000 policies for our Senior insurance carrier partners and produced more than $200 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2024, we sold over 685,000 policies for our Senior insurance carrier partners and produced more than $210 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2023, we sold over 645,000 policies for our Senior insurance carrier partners and produced more than $195 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing LTVs, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our Quality Assurance team to ensure that we are complying with CMS rules and regulation, telemarketing regulations, carrier internal requirements, and that the agents are meeting certain quality metrics that we deem important.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2025, our dedicated CCA team was comprised of nearly 200 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of AEP to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of more than 40 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

Financial profile. As a distributor of insurance products, we benefit from favorable industry trends. We earn commissions revenue on the successful sale and renewal of polices we distribute and, accordingly, our financial model does not reflect the inherent uncertainties associated with underwriting insurance risk. We have a high degree of visibility into the commissions we earn at the time of sale, as well as the renewal commissions we would earn should a policyholder renew his or her policy. Our CCA team’s efforts enhance the policyholder experience and thereby improve policyholder retention. As the policyholder renews their policy in subsequent years, our agents are not paid a commission when we receive renewal commissions from insurance carriers; each dollar of renewal commissions received directly adds to our operating cash flow. Our platform is highly scalable, which enables us to scale up or down in volume as necessary based on business needs.

Strong company culture driven by an experienced leadership team. We maintain a unique sales and consumer service-oriented culture. We are a diverse group of people who are united in our mission to provide solutions that help consumers with their overall health and financial well-being and protect their most valued assets. Through our recruiting processes, we are able to identify people who enjoy being a part of, and are motivated by, a performance-based organization. This allows us to assemble a world-class team of people who envision building their careers at SelectQuote. Our company culture is promoted by a highly experienced leadership team with deep industry experience and a track record of industry innovation. Our leaders participate in activities that drive a positive culture across the organization. We hold leaders accountable to positive culture results by asking all associates to participate in an annual Pulse survey. Leaders take the results to make improvements based on the results to contribute to strive for a positive culture at SelectQuote.

Our Growth Strategy

Maximize lifetime value. Lifetime value, which represents commissions estimated to be collected over the life of an approved policy, is a key component of our overall profitability. Our goal is to maximize LTVs, and we do so through strategies designed to maximize the revenue opportunity. Maximizing lifetime value involves continued investment in:

•Our agent experience and customer care team, which, together, enhance our close rates, commissionable premium, and ability to earn renewal and cross-sell revenue;

•Carrier relationships and, in particular, negotiation of more favorable terms;

•Pre-AEP outreach to our Senior segment policyholders to better understand emerging trends in consumer decision making;

•Technology, data, and analytics that help us optimize our marketing and lead acquisition spend; and

•Healthcare Select, which supports increased policy persistency by helping patients understand and utilize the full spectrum of benefits available under their plans.

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

Deepen and broaden our insurance carrier partnerships. To ensure our ability to secure the best terms for our consumers, we maintain meaningful, long-term relationships with our partners while continuously evaluating our panel of insurance carriers. While we are selective in choosing the carriers with whom we do business, we have the ability to quickly accommodate new insurance carrier relationships and new products from existing carriers. Our focus on offering high-quality products has resulted in improved retention rates, increasing the value of our distribution model to insurance carrier partners. We also believe Healthcare Select deepens our relationships with our carrier partners by increasing plan loyalty and policy persistency, thereby reducing carriers’ costs.

Deepen consumer penetration and drive cross-selling opportunities. We are highly focused on the consumer experience and believe that customer satisfaction is a key vehicle for maximizing cross-sell opportunities and repeat business. We believe there are natural synergies across our portfolio of services and products, and we are focused on increasing cross-selling across our existing customer base. Our success cross-selling ancillary products (e.g., dental, vision and hearing, prescription drug plans and fixed indemnity) to our clients has improved over time, and we continue to look at ways to broaden our cross-selling opportunities. A large and relatively untapped opportunity is to deepen cross-sell of products to customers across all of our businesses, and we are currently employing technology and data designed to enable us to better track the customer life journey to allow us to identify and better execute on this opportunity. Additionally, we have leveraged our existing Senior database and distribution model to cross-sell to our Healthcare Services segment, as the marketing acquisition costs associated with the sale of a Senior policy are now also utilized to attain consumers for Healthcare Services as well.

Grow Healthcare Services. SelectQuote has a long-standing history of providing consumers with choice in insurance, and with the addition of Healthcare Select, we are bringing this same consumer-centric philosophy to the healthcare industry.

Our mission is to improve the health and wellness of our members by offering an unparalleled consumer experience that allows them to identify and proactively address their individual healthcare needs. The Healthcare Select platform aims to improve health outcomes and lower overall healthcare costs through proactive engagement and access to various healthcare solutions.

We aspire to be the premier navigation platform to proactively engage members within the complex landscape of healthcare products and services. We aim to achieve this by providing a world-class consumer experience that empowers members to access best-in-class healthcare solutions tailored to their individual needs. By fostering an ecosystem among payers, providers, and patients, we believe we can contribute to reducing the cost of care.

SelectQuote's ability to effectively engage the Senior market is a key differentiator, allowing us to capture value across the ecosystem and the consumer lifecycle. Our core offerings include:

•SelectQuote Senior: Commission agnostic shopping platform helping Seniors locate the best Medicare plan for their unique needs.

•Healthcare Select: Engages customers and captures health information, utilized to offer personalized health-related products and services.

•SelectRx: High touch Patient-Centered Pharmacy HomeTM providing convenient approach to improved medication adherence.

•SelectPatient Management: Helps members with chronic conditions manage their healthcare needs.

The success of SelectRx to date not only demonstrates the strong demand and opportunity for additional growth within our pharmacy business in the future but also demonstrates the ability of our platform to serve as a distribution vehicle and an effective means for introducing additional services and products to our consumers. We believe we can realize additional growth by expanding our product offerings through Healthcare Select as well as adding new business lines that can provide needed services for Medicare beneficiaries.

In April 2025, we opened a new SelectRx fulfillment facility in Olathe, Kansas. This facility significantly expands our processing capacity, enabling increased prescription volume and improved operational efficiency. The investment underscores our commitment to enhancing service quality and driving growth within our Healthcare Services segment.

Competition

The market for distribution of insurance products is highly competitive, fragmented, and evolving as consumers increasingly transact online. Products are distributed through a variety of channels that we must compete against, including captive agents employed by carriers, independent agents working individually or in groups small and large, through online platforms that employ agents or outsource sales to independent agents, or other online platforms that distribute directly to the consumer. Our primary competitors in this space are eHealth, Inc. and GoHealth, Inc. We aim to differentiate our products and services on the basis of our agents’ ability, leveraging our technology platform, to match our consumers with insurance products we expect best match their needs. In the pharmaceutical market, SelectRx competes with other closed-door and online pharmacies such as Accudose Pharmacy and ExactCare Pharmacy, along with traditional brick and mortar pharmacies such as Walgreens and Caremark CVS that primarily sell directly to customers in person.

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

As of June 30, 2025, we employed a total of 1,181 agents and 3,088 non-agent full-time equivalent employees. During AEP, we typically hire additional full-time employees to capitalize on the peak selling season and hired approximately 431 external employees for the 2024 AEP (fiscal 2025). This is fewer agents than we have historically hired for the peak season as we were able to retain more of our tenured agents during the off season. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

Regulation

Our business operates in heavily regulated industries. Various aspects of our business are, may become, or may be viewed by regulators from time to time as being, subject, directly or indirectly, to U.S. federal, state, and foreign laws and regulations. We are affected by laws and regulations that apply to the insurance and healthcare industries, as well as those applying to businesses operating on the internet and businesses in general. This regulatory landscape includes a continually expanding and evolving range of laws, regulations, and standards that address financial services; information security; data collection, protection, and privacy; consumer protection; false claims; and compliance with applicable anti-money laundering, securities, and antitrust regulations, among other things. We are also required to comply with various laws and regulations governing Medicare providers, pharmacies, and providers of pharmacy care services, as well as laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the internet.

Insurance and Healthcare Regulations. We are a licensed insurance producer in all 50 U.S. states and the District of Columbia. Insurance is highly regulated by the states in which we do business, and we are required to maintain various licenses and approvals and comply with related restrictions and requirements. Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities and, should we fail to retain our licenses, our business and results of operations could be adversely affected.

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

Pharmacy and Pharmacy Care Services Regulation. We are also subject to various state and federal laws and regulations governing pharmacies and providers of pharmacy care services, including applicable Medicare provider regulations, state and federal anti-kickback laws, and regulations governing the labeling, packaging, advertising, and adulteration of prescription medications. As a dispenser of controlled substances, SelectRx is also subject to certain licensing and registration requirements of both state and federal regulatory authorities, including the U.S. Drug Enforcement Administration (“DEA”) and various state controlled substance authorities. SelectRx is also required to comply with certain laws and regulations of the states in which it provides home delivery services, including the requirements of some states to register with the state board of pharmacy.

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

Federal Privacy, Security, and Data Standards Regulation. We are subject, whether directly or indirectly, to numerous federal laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the Gramm-Leach-Bliley Act (“GLBA”) establish privacy, security and breach reporting standards that, among other things, limit the use and disclosure of certain individually identifiable health information and require the implementation of administrative, physical and technological safeguards to protect such information. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts with customers, we are permitted to use and disclose protected health information

(“PHI”) to provide our services, and for certain other limited purposes; however, other uses and disclosures of PHI, such as in marketing communications, require written authorization from the patient or must meet an exception specified under the applicable privacy regulations. If we were found to have breached our obligations under HIPAA, GLBA, or certain federal consumer protection laws, we could be subject to enforcement actions by the U.S. Department of Health and Human Services, the Federal Trade Commission, and other state and federal health regulators and face various claims from private plaintiffs, including class action law suits.

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

Seasonality

Due to the seasonal nature of our Senior segment’s operations, a significant amount of our commissions revenue is generated during our second quarter. The seasonality of the Senior segment’s operations is driven mainly by AEP, which takes place each year from mid-October to early December. We address this seasonal demand by employing strategies to retain our tenured, more productive agents during our slower months and recruiting a smaller number of additional sales agents, who are hired in our fourth quarter and trained before they start selling during AEP in the second quarter. For the years ended June 30, 2025, 2024, and 2023, this timeline resulted in 31%, 31%, and 32%, respectively, of our total consolidated revenue being generated during the second quarter.

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

•Existing and future laws and regulations affecting the health insurance market, and other developments in the U.S. health insurance system;

•Changes in health insurance products offered by our insurance carrier partners and the health insurance market generally;

•Changes to commissions paid by insurance carriers and underwriting practices;

•Competition from government-run health insurance exchanges and with brokers, exclusively online brokers, and carriers who opt to sell policies directly to consumers;

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

•Impairment of goodwill;

•Potential litigation and other legal proceedings or inquiries, including the Department of Justice action alleging violations of the False Claims Act by us and other industry participants;

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

•Ongoing litigation matters, including the Department of Justice complaint alleging violations of the False Claims Act by us and other industry participants, could have a material adverse effect on our business, operations, and financial condition.

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

We derive a large portion of our revenues from a limited number of insurance carrier partners. For example, carriers owned by UHC, Aetna, and Humana accounted for 37%, 15%, and 11%, respectively, of our total revenue for the year ended June 30, 2025, carriers owned by UHC, Humana and Aetna accounted for 30%, 17%, and 16%, respectively, of our total revenue for the year ended June 30, 2024; and carriers owned by UHC, and Humana accounted for 33%, and 20%, respectively, of our total revenue for the year ended June 30, 2023. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become more dependent on even fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships, insurance carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

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

A majority of the insurance purchased through our platform and agency services is Senior health insurance, and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For the year ended June 30, 2025, 39% of our total revenue was derived from our Senior segment. For the years ended June 30, 2024 and 2023, 50% and 59%, respectively, of our total revenue was derived from our Senior segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

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

In general, approximately 42% of our Medicare Advantage and Medicare Supplement policies are submitted during AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during AEP and OEP. We hire additional agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior business to our Life and Auto & Home businesses during non-AEP/OEP periods. We must ensure that our agents are trained and have received all licenses, appointments and certifications required by state authorities and our insurance carrier partners before the beginning of AEP and OEP. If the relevant state authorities or our insurance carrier partners experience shutdowns or business disruptions due to public health crises, global economic conditions, or any other reason, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell senior health insurance, interruptions in the operation of our systems, issues with government-run health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our senior health business from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.

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

Our pharmacy business derives substantially all of its revenue from sales of prescription drugs reimbursed by third-party payers, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid plans. The continued efforts of Congress and federal agencies, health maintenance organizations, managed care organizations, pharmacy benefit management companies (PBMs), other State and local government entities, and other third-party payers to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability.

The competitive success of our pharmacy business is largely dependent on our ability to establish and maintain contractual relationships with PBMs and other payers on acceptable terms. Some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict or exclude our participation in their networks of pharmacy providers. These challenges may be exacerbated by continued consolidation in the healthcare industry, which could reduce our bargaining power and weaken our ability to obtain advantageous contracting terms. In addition, any future changes to the use of Average Wholesale Price or other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payers, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from payers and/or our ability to negotiate rebates with pharmaceutical manufacturers and acquisition discounts with wholesalers. If our ability to obtain competitive pricing and reimbursement terms is negatively impacted, or if we experience a change in composition of pharmacy prescription volume toward partners or programs offering lower reimbursement rates, our pharmacy margins may suffer, and operating results may be materially adversely affected.

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

During the year ended June 30, 2025, we recorded a $4.2 million noncash impairment charge related to our acquisition in 2020 of InsideResponse, an online lead generation business. If actual results differ from the assumptions and estimates used in our goodwill and intangible asset calculations, we could incur future impairment or amortization charges. Further, we may incur additional goodwill or other impairment charges in the future associated with other acquisitions, and we cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations. For information about the impairments we recorded during the years ended June 30, 2025 and June 30, 2023, please refer to “Notes to Consolidated Financial Statements” under Item 8 below.

Our existing and any future indebtedness could adversely affect our ability to operate our business.

We are subject to various obligations and covenants under the Senior Secured Credit Facility, the Note Purchase Agreement and related documentation, and the Senior Preferred Stock Purchase Agreements, as described further herein in Note 8 to the consolidated financial statements. Our indebtedness could have important consequences, including:

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

Further, we are required under the Senior Secured Credit Facility to maintain compliance with certain debt covenants, as discussed further below in Note 8 to the consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants included in the Senior Secured Credit Facility through the 12 months following the date of issuance of our consolidated financial statements. Our future compliance with these covenants is dependent on our ability to restructure our existing debt or secure additional financing from other sources. Failure to maintain compliance with these covenants or make payments under the Senior Secured Credit Facility could result in an event of default. If an event of default occurs and the lenders accelerate the amounts due on the Senior Secured Credit Facility, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner, or at all. In such event, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

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

Our operating results fluctuate depending upon the timing of insurance carrier payments, data and policy approval practices from our insurance carrier partners.

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

Issues related to the development and use of artificial intelligence (AI) could give rise to legal and regulatory action, damage our reputation, or otherwise materially harm of our business.

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

Our Senior segment is subject to a complex legal and regulatory framework, and the laws and regulations governing the marketing and sale of Medicare plans, particularly with respect to regulations and guidance issued by CMS related to Medicare Advantage and Medicare Part D Prescription Drug plans, change frequently. For example, in April 2023, CMS finalized rules that could increase compliance costs and otherwise impact our business results by, among other things, requiring new disclosures that could make certain forms of marketing less practicable and mandating a 48-hour waiting period between initial contact with a beneficiary and enrolling that beneficiary. In April 2024, CMS adopted final rules placing limitations on the compensation of certain distributors of Medicare products and establishing certain contractual standards for dual eligible special needs plans enrollments, among other things. To the extent they are determined to apply to our operations, these and any other changes to the laws, regulations and guidelines relating to Medicare plans, their interpretation, or the manner in which they are enforced could harm our business, operating results, financial condition and prospects.

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

In addition to the pharmacy services provided through SelectRx, we also provide various healthcare services through Healthcare Select. Each business is subject to federal and state anti-kickback, beneficiary inducement and other laws governing the relationships of the business with pharmaceutical manufacturers, physicians and other healthcare providers, pharmacies, customers and consumers. In addition, federal and state legislatures regularly consider new regulations for the industry which could materially affect current industry practices, including potential new legislation and regulations regarding the receipt or disclosure of rebates and other fees from pharmaceutical companies, the development and use of formularies and other utilization management tools, the use of average wholesale prices or other pricing benchmarks, pricing for specialty pharmaceuticals, limited access to networks, and pharmacy network reimbursement methodologies. SelectRx also conducts business through home delivery and specialty and compounding pharmacies, which subjects it to extensive federal, state and local laws and regulations, including those of the DEA and individual state controlled substance authorities, the Food and Drug Administration (FDA) and state boards of pharmacy.

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

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims, and claims relating to our compliance with securities laws. For example, on May 1, 2025, the United States Attorney’s Office for the District of Massachusetts filed a complaint partially intervening in a qui tam action against the Company and certain of its competitors and carrier partners alleging violations of the False Claims Act (the “DOJ Action”). The DOJ Action and other claims that are or may in the future be asserted against us, whether with or without merit, could be time-consuming and expensive to address, could divert management’s attention and other resources, and/or could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. If we are unsuccessful in our defense of these legal proceedings, we may be forced to pay damages or fines, enter into consent decrees, stop offering certain of our services, or change our business practices, any of which would harm our business, operating results, and financial condition. Even if favorably resolved, the DOJ Action and any similar pending or future matters involving the Company or other industry participants may lead to changes in the senior health insurance industry that could materially and adversely affect our business, operating results, and financial condition, including the limitation or elimination of the use of marketing development funds and similar payment structures.

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

The declaration and amount of any future dividends to holders of our common stock will be at the discretion of our Board of Directors in accordance with applicable law and after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements and other factors that our Board of Directors deems relevant. Our Board of Directors intends to retain future earnings to finance the operation and expansion of our business. In addition, both our Senior Secured Credit Facility and the Senior Non-Convertible Preferred Stock Purchase Agreements contain restrictions on our ability to pay dividends to the holders of our common stock. Accordingly, we do not expect to pay dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Risk Management and Strategy

The Company’s cybersecurity strategy includes recognition and deployment of the following:

a.A formal approach to enterprise risk management encompassing finance, operational risk management, and Information Technology (“IT”) to manage the business and technology-related challenges and required regulatory compliance obligations

i.Board approved Information Security policies that are reviewed annually

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

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of August 21, 2025. All of the properties listed below are leased, and we believe our properties are in good operating condition and are suitable for their primary use. As the majority of our office lease footprint now represents a hybrid in-person and remote work model, we have terminated or sub-leased our excess space, where commercially reasonable and to the extent unnecessary for future expansion.

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	232,068	95,874	136,194	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments.
Centennial, Colorado	45,373	32,309	13,064	Subleased
Monaca, Pennsylvania	22,000	—	22,000	Healthcare Services segment (SelectRx) operations
Indianapolis, Indiana	32,630	—	32,630	Healthcare Services segment (SelectRx) operations
Oakland, California	8,623	—	8,623	Life segment operations
San Diego, California	5,874	—	5,874	Life segment operations
Olathe, Kansas	54,000	—	27,000	Healthcare Services segment (SelectRx) operations

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business. These legal matters primarily involve claims for damages arising out of the use of the Company’s services, insurance regulatory claims, and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales practices. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. For additional details, see Part II, Item 8, Note 12, Commitments and Contingencies – “Legal Contingencies and Obligations,” in the notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol “SLQT” on the NYSE and has been publicly traded since May 21, 2020. Prior to this time, there was no public market for our common stock.

As of July 31, 2025, there were approximately 100 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant. In addition, both our Senior Secured Credit Facility and the Senior Non-Convertible Preferred Stock Purchase Agreements contain covenants or other provisions that restrict our ability to pay cash dividends, subject to certain conditions.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended June 30, 2025.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the NYSE) through June 30, 2025. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

	5/21/2020	06/20	06/21	06/22	6/23	6/24	6/25
SelectQuote, Inc.	$100.00	$93.81	$71.33	$9.19	$7.22	$10.22	$8.81
NYSE Composite Index	$100.00	$104.78	$145.84	$127.63	$139.86	$158.80	$179.97
CRSP US Small Cap Index	$100.00	$106.55	$164.78	$128.92	$145.64	$159.85	$173.52

ITEM 6.

[Reserved].

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

In recent years, we have increasingly focused on expanding our healthcare services platform as a natural extension of our core Senior distribution insurance business. This strategic shift reflects our prioritization of higher-growth opportunities in areas such as pharmacy services and chronic care management through offerings like SelectRx and SelectPatient Management (“SPM”). At the same time, we have de-emphasized production within our Auto & Home distribution insurance business, which no longer represents a core area of focus. Our strategy is focused on delivering more comprehensive and personalized healthcare solutions that meet the evolving needs of our senior customers.

Our insurance distribution business, which has operated continuously for over 40 years, allows consumers to transparently and conveniently shop for senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these consumers with insurance carrier partners that provide these products. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology platform integrates artificial intelligence and data science based machine learning models to analyze and identify high-quality consumer leads from diverse online and offline channels, such as digital marketing, radio, television, and third-party partnerships. Leveraging over 40 years of accumulated data and advanced predictive analytics, our technology dynamically optimizes marketing spend in real-time. Our intelligent workflow system instantly evaluates each acquired lead, routing it efficiently to the most suitable sales agent based on consumer needs and agent expertise. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy, a metric we refer to as “ lifetime value of commissions” or “LTV”, which is a key component to our overall profitability.

Our proprietary routing and workflow system is a key competitive advantage and driver of our business performance. Our systems analyze and intelligently route consumer leads to agents and allow us to monitor, segment, and enhance our agents’ performance. This technological advantage also allows us to rapidly conduct a needs-based, tailored analysis for each consumer that maximizes sales, enhances customer retention, and ultimately maximizes LTVs. Our expertise and value add stems from the coupling of our technology with our skilled agents, which provides greater transparency in pricing and choice and an overall better consumer experience. When customers are satisfied, their propensity to switch policies decreases, thereby improving retention rates (“persistency”), increasing LTVs and, ultimately, optimizing our financial performance and shareholder value.

SelectQuote has a long history of successful DTC product distribution and consumer engagement, and we bring this same capability to healthcare services. We saw a large opportunity to leverage our existing customer base and distribution model to improve education and access to healthcare services for our senior consumers and to create value for our shareholders and insurance carrier partners. SelectQuote’s value lies in our ability to engage the consumer, capture critical self-reported information in real-time, and then take action on that information to offer each consumer personalized solutions. Our healthcare services business seeks to provide consumers with a wide breadth of products supporting their needs, such as SelectRx, our Patient-Centered Pharmacy HomeTM accredited pharmacy, which has already demonstrated SelectQuote’s ability to leverage our strong consumer engagement to drive immediate value using our existing operational infrastructure. Whether through acquisitions or new partnerships, we continue to look for more opportunities to leverage our strengths to expand our healthcare services business.

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 90%, 91%, and 89% of our approved Senior policies for the years ended June 30, 2025, 2024, and 2023, respectively, with other ancillary type policies accounting for the remainder.

Healthcare Services, launched in 2021, offers various health-related products and services through SelectRx, Healthcare Select, and most recently, SPM. SelectRx offers essential prescription medications, over-the-counter (“OTC”) medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes, while enabling patients managing polypharmacy and multiple chronic conditions to remain at home. Through Healthcare Select, we utilize our excellent consumer engagement capabilities to capture valuable self-reported information in real-time for our insurance carrier partners by completing health risk and lifestyle assessments. We then use that data to take a real-time, proactive, and personalized approach to offer various health-related products and services to the consumer, such as our pharmacy services from SelectRx. In 2024, we launched SPM, via a $4.0 million acquisition of an existing chronic care management platform, which offers providers, payers, and Accountable Care Organizations scalable, technology-enhanced services for patients living with chronic conditions. Through consistent, trust-based patient engagement, SPM helps patients navigate the care continuum, focusing on non-clinical factors so physicians can focus on the more critical needs of their patients. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for our members.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.6 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 40%, 45%, and 47% of new premium within the Life segment for the years ended June 30, 2025, 2024, and 2023, respectively, with final expense policies accounting for 60%, 55%, and 53% for the years ended June 30, 2025, 2024, and 2023, respectively.

Our other operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All other” which represents a shopping platform for auto, home, and specialty insurance lines.

Industry Trends

We estimate that the total addressable market for the insurance products we distribute is greater than $200 billion. Further, while these markets are already substantial, they are also growing, in part due to a number of highly attractive demographic trends.

Our Senior and Healthcare Services segments serve consumers predominantly in the over 65 age category. According to the United States Census Bureau, the over 65 age category grew from 13% of the total population in 2010 to 18% of the total population in 2023, and is expected to reach 21% in 2030. Based upon a research study, in

2025, on average, 11,400 “Baby Boomers” are expected to turn 65 every day, or nearly 4.2 million people will reach the traditional retirement age in a single year. As a result, Medicare Advantage enrollment has more than doubled since 2010 and is projected to grow from 54% of the eligible population in 2024 to 64% by 2034. According to the Congressional Budget Office’s projections, Medicare enrollment is expected to rise from 60 million in 2023 to 74 million in 2034. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. According to the Kaiser Family Foundation, in 2024, Medicare Advantage enrollment held 54% market penetration, with nearly 33 million Medicare Advantage enrollees. Between 2023 and 2024, total Medicare Advantage enrollment grew by about 7%. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

The U.S. life insurance market is mature and has experienced annual premium growth of 3% in 2024. Growth in the life insurance sector is driven by a number of macro-economic factors including population growth, general economic growth and individual wealth accumulation.

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

Factors Affecting Our Results of Operations

Our primary sources of revenue are commissions from selling policies in the senior health, life, and auto and home markets on behalf of our insurance carrier partners, the majority of which compensate us through first year and renewal commissions, and revenue from our pharmacy operations. We use our proprietary technology and processes to generate and obtain consumer leads and allocate those leads to agents who are best suited for those consumers. As a result, one of the primary factors affecting our growth is our total number of agents. We view agents as a critical component of helping consumers through the purchasing process to enable them to identify the most appropriate coverage that suits their needs. Through our years of experience, we have expanded and tailored our recruiting efforts and enhanced our training programs, both of which have allowed us to expand our agent force when necessary. We have also developed proprietary technologies and processes that enable us to expand our lead acquisition efforts to keep pace with our expanding sales force and maintain agent productivity.

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

The following table shows the number of submitted policies for the years ended June 30:

	2025	2024	2023
Medicare Advantage	674,851	720,027	652,630
All other (1)	87,413	72,906	87,559
Total	762,264	792,933	740,189
(1) Represents the submitted policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

2025 compared to 2024—Total submitted policies for all products decreased 4% for the year ended June 30, 2025, compared to the year ended June 30, 2024. This was driven by a 26% decrease in the number of average productive agents, offset by a 11% increase in overall close rates and 24% increase in productivity per agent.

2024 compared to 2023—Total submitted policies for all products increased 7% for the year ended June 30, 2024, compared to the year ended June 30, 2023. This was driven by an 11% increase in overall close rates, 7% increase in the number of average productive agents, and 9% increase in productivity per agent.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the years ended June 30:

	2025	2024	2023
Medicare Advantage	592,874	625,245	577,567
All other (1)	70,295	62,419	70,875
Total	663,169	687,664	648,442
(1) Represents the approved policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2025 compared to 2024—Total approved policies for all products decreased by 4% for the year ended June 30, 2025, compared to the year ended June 30, 2024, which correlates to the decrease in submitted policies.

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

The following table shows the LTV per approved policy for the years ended June 30:

	2025	2024	2023
Medicare Advantage	$884	$910	$877
All other (1)	134	146	138
(1) Represents the weighted average LTV per approved policy.

2025 compared to 2024—The LTV per MA approved policy decreased 3% for the year ended June 30, 2025, compared to the year ended June 30, 2024, primarily due to carrier mix and specific carriers shifting away from upfront payment contracts, combined with deterioration in persistency due to recent plan terminations.

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

SelectRx Members

The following table shows the total number of SelectRx members as of June 30:

	2025	2024	2023
Total SelectRx Members	108,018	82,385	49,044

The total number of SelectRx members increased by 31% as of June 30, 2025, compared to June 30, 2024, and 68% as of June 30, 2024, compared to June 30, 2023, due to our strategy to grow SelectRx membership.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the years ended June 30:

	2025	2024	2023
Prescriptions Per Day	27,867	18,935	10,657

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

The following table shows term and final expense premiums for the years ended June 30:

(in thousands):	2025	2024	2023
Term Premiums	$71,448	$70,450	$68,941
Final Expense Premiums	105,099	86,600	77,725
Total	$176,547	$157,050	$146,666

2025 compared to 2024—Total term premiums increased 1% for the year ended June 30, 2025, compared to the year ended June 30, 2024, due to a 4% increase in the average premium per policy sold, offset by a 3% decrease in the number of policies sold. Final expense premiums increased 21% for the year ended June 30, 2025, compared to the year ended June 30, 2024, due to a 2% increase in the average premium per policy sold and a 19% increase in the number of policies sold.

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

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

(in thousands)	2025		2024		2023
Revenue
Commissions and other services	$797,841	52%	$856,923	65%	$763,301	76%
Pharmacy	728,753	48%	464,853	35%	239,547	24%
Total revenue	1,526,594	100%	1,321,776	100%	1,002,848	100%
Operating costs and expenses
Cost of commissions and other services revenue	305,127	20%	318,798	24%	301,524	30%
Cost of goods sold—pharmacy revenue	630,340	41%	405,004	31%	225,963	23%
Marketing and advertising	319,505	21%	358,858	27%	301,245	29%
Selling, general, and administrative	164,442	11%	141,042	11%	136,518	14%
Technical development	38,681	3%	33,524	3%	26,015	3%
Total operating costs and expenses	1,458,095	96%	1,257,226	96%	991,265	99%
Income from operations	68,499	4%	64,550	5%	11,583	1%
Interest expense, net	(79,385)	(4)%	(93,551)	(7)%	(80,606)	(8)%
Change in fair value of warrant liabilities	59,525	4%	—	—%	—	—%
Other expense, net	(128)	—%	(65)	—%	(121)	—%
Income (loss) before income tax expense (benefit)	48,511	4%	(29,066)	(2)%	(69,144)	(7)%
Income tax expense (benefit)	931	—%	5,059	—%	(10,600)	(1)%
Net income (loss)	$47,580	4%	$(34,125)	(2)%	$(58,544)	(6)%

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

Revenue is recognized at different milestones for Senior and Life and is based on the contractual enforceable rights, our historical experience, and established customer business practices. Other services revenues from our Healthcare Services segment (excluding SelectRx revenue discussed below) is recognized when the performance obligation has been met, which is at different times for our various services (e.g. the health risk and lifestyle assessments has been performed, a transfer has been made to a health-related partner, or SPM has provided care management services to a member), the transaction price is known based on volume and contractual prices, and we have no further performance obligations. Lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have performed all of our performance obligations and control of the product has been transferred to the customer. There are no future revenue streams, or material variable consideration with respect to the implicit price concession for co-pays, as the transaction price is fixed at time of shipment, and any subsequent new order is its own performance obligation.

The following table presents our revenue for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Commissions and other services	$797,841	$856,923	$763,301	(7)%	12%
Pharmacy	728,753	464,853	239,547	57%	94%
Total revenue	$1,526,594	$1,321,776	$1,002,848	16%	32%

2025 compared to 2024— Pharmacy revenue increased $263.9 million, or 57%, primarily due to the 31% increase in members due to the expansion of the SelectRx business. Commission and other services revenue decreased $59.1 million, or 7%, for the year ended June 30, 2025, primarily due to a $51.5 million, and $18.2 million decrease in Senior commissions revenue, and other services revenue, respectively. The decrease was partially offset by a $15.0 million increase in Life revenue. The decrease in Senior revenue, was driven by a 4% decrease in approved policies. The increase in Life revenue was primarily driven by a $14.0 million increase in final expense revenue.

2024 compared to 2023—Pharmacy revenue increased $225.3 million, or 94%, due to the increase in members from the growth of the SelectRx business. Commissions and other services revenue increased $93.6 million, or 12%, primarily due to increases in Senior, Life, and Auto & Home of $65.7 million, $12.1 million, and $14.4 million, respectively. Senior’s increase was primarily due to a $71.7 million increase in commissions revenue driven by a 6% increase in approved policies and a 6% increase in LTVs. Life’s increase was driven by a $3.9 million increase in term revenue and a $7.7 million increase in final expense revenue.

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

The following table presents our cost of commissions and other services revenue for the years ended June 30 and the percentage change from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cost of commissions and other services revenue	$305,127	$318,798	$301,524	(4)%	6%

2025 compared to 2024—Cost of commissions and other service revenue decreased $13.7 million, or 4%, in 2025 compared to 2024, primarily due to a $7.1 million decrease in compensation costs, a $3.4 million decrease in other operating expenses, and a $1.6 million decrease in licensing fees in Senior. The $7.1 million decrease in compensation costs is primarily made up of a $10.3 million decrease in costs for our sales and customer care agents in Senior, offset by a $5.3 million increase in costs for sales and customer care agents in Life.

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

The following table presents our cost of goods sold-pharmacy revenue for the years ended June 30 and the percentage change from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cost of goods sold—pharmacy revenue	$630,340	$405,004	$225,963	56%	79%

2025 compared to 2024—Cost of goods sold-pharmacy revenue increased $225.3 million, or 56%, in 2025 compared to 2024, primarily due to an $200.9 million increase in medication costs as the number of SelectRx members increased 31% over the prior year as well as a $15.4 million increase in compensation costs due to an increase in the number of employees directly associated with fulfilling pharmacy orders.

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

The following table presents our marketing and advertising expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Marketing and advertising	$319,505	$358,858	$301,245	(11)%	19%

2025 compared to 2024—Marketing and advertising expenses decreased $39.4 million, or 11%, in 2025 compared to 2024, due to a $31.5 million decrease in lead costs and a $5.1 million decrease in compensation costs. The decrease in lead costs was attributable to an increase in close rates of approximately 11% combined with a 4% decrease in the number of submitted policies for Senior during the period.

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

The following table presents our selling, general, and administrative expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selling, general, and administrative	$164,442	$141,042	$136,518	17%	3%

2025 compared to 2024—Selling, general, and administrative expenses increased $23.4 million, or 17%, in 2025 compared to 2024, primarily due to $18.2 million increase in compensation costs, a $4.2 million increase in impairment of long-lived assets, and a $3.0 million increase in corporate development costs. The increase in compensation costs was primarily related the growth of SelectRx. The increase in impairment of long-lived assets was due to the write-off of the InsideResponse customer relationship intangible asset. The increase in corporate development costs is a result of expenses incurred related to the securitization and Senior Non-Convertible Preferred Stock transactions.

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

The following table presents our technical development expenses for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Technical development	$38,681	$33,524	$26,015	15%	29%

2025 compared to 2024—Technical development expenses increased $5.2 million, or 15%, in 2025 compared to 2024, primarily due to a $5.1 million increase in compensation costs due to an increase in headcount for technology personnel.

2024 compared to 2023—Technical development expenses increased $7.5 million, or 29%, in 2024 compared to 2023, primarily due to a $7.3 million increase in compensation costs due to an increase in headcount for technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest expense, net	$79,385	$93,551	$80,606	(15)%	16%

2025 compared to 2024—Interest expense decreased $14.2 million, or 15%, in 2025 compared to 2024, as a result of the Company’s lower cost of capital after completing the securitization transaction and utilizing the proceeds from the Senior Non-Convertible Preferred Stock transaction to repay $260.0 million of the Company’s outstanding Term Loan balance.

2024 compared to 2023—Interest expense increased $12.9 million, or 16%, in 2024 compared to 2023, as a result of higher interest rates during the period. The increase was partially offset by $2.6 million of interest received on our money market account during the period.

Income Taxes

The following table presents our provision for income taxes for the years ended June 30 and the percentage changes from the prior year:

				Percent Change
(dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Income tax expense (benefit)	$931	$5,059	$(10,600)	(82)%	(148)%
Effective tax rate	1.9%	(17.4)%	15.3%

2025 compared to 2024—Income tax expense (benefit) decreased $4.1 million, or 82%, in 2025 compared to 2024. For the year ended June 30, 2025, the Company recognized an income tax expense of $0.9 million, representing an effective tax rate of 1.9%. The differences from the federal statutory tax rate to the effective tax rate for the year ended June 30, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation and general business credits. For the year ended June 30, 2024, we recognized an income tax expense of $5.1 million, representing an effective tax rate of 17.4%. The differences from our federal statutory tax rate to the effective tax rate were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration.

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

Segment Information

As of July 1, 2024, the Company realigned its reportable segments for fiscal year 2025. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280, Segment Reporting (“ASC 280”). As a result, the Auto & Home business will be included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

The Company’s operating segments have been determined in accordance with ASC 280. We currently have three reportable segments: i) Senior, ii) Healthcare Services, and iii) Life. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Healthcare Select, and SPM. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products. The All Other category is reflective of the revenue generated from selling individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-based compensation expense, depreciation and amortization, goodwill, long-lived asset and intangible asset impairments, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. We have not aggregated any operating segments together to represent a reportable segment.

Our operating segments are determined based on how our chief executive officer, who also serves as our CODM, manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved. We define Adjusted EBITDA as income (loss) before income tax expense (benefit) plus: (i) interest expense, net; (ii) depreciation and amortization (iii) share-based compensation; (iv) goodwill, long-lived asset, and intangible assets impairments (v) transaction costs; (vi) loss on disposal of property, equipment and software, net; (vii) other non-recurring expenses and income; and (viii) changes in fair value of warrant liabilities.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as the Company’s described Note 1 to the consolidated financial statements.

The following tables present information about the reportable segments for the periods presented. The significant expense categories align with the segment-level information that is regularly provided to the CODM. Segment Cost of commissions and other services revenue, Cost of goods sold - pharmacy revenue, Segment marketing expenses, Segment technical development expenses, and Segment general and administrative expenses were adjusted to exclude certain items, as reflected in the Reconciliation of total segment Adjusted EBITDA sections below, that are not included in the Segment Adjusted EBITDA profitability.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Year Ended June 30, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$593,335	$742,338	$172,895	$1,508,568
Intersegment revenue	7,058	367	83	7,508
Total revenue from reportable segments	$600,393	$742,705	$172,978	$1,516,076
All other revenue				18,026
Eliminations of intersegment revenues				(7,508)
Total consolidated revenue				$1,526,594

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$600,393	$742,705	$172,978	$1,516,076
Less:
Cost of commissions and other services revenue	(201,933)	(25,163)	(65,047)
Cost of goods sold - pharmacy revenue	—	(625,389)	—
Marketing expense (1)	(234,335)	(8,038)	(80,269)
Technical development (2)	—	(2,187)	—
Selling, general, and administrative (3)	(2,454)	(56,541)	(993)
Adjusted Segment EBITDA	$161,671	$25,387	$26,669	$213,727
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				10,597
Corporate (5)				(98,070)
Share-based compensation expense				(18,357)
Transaction costs (6)				(14,617)
Depreciation and amortization				(20,460)
Loss on disposal of property, equipment, and software, net				(240)
Impairment of long-lived assets				(4,209)
Change in fair value of warrants				59,525
Interest expense, net				(79,385)
Income before income tax expense (benefit)				$48,511
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that don’t actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($65.1 million), professional services ($17.2 million), and facilities ($5.7 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.8 million) and financing transaction costs ($13.8 million).

Year Ended June 30, 2024

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$649,232	$478,491	$157,826	$1,285,549
Intersegment revenue	6,617	17	104	6,738
Total revenue from reportable segments	$655,849	$478,508	$157,930	$1,292,287
All other revenue (1)				36,228
Eliminations of intersegment revenues				(6,739)
Total consolidated revenue				$1,321,776

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$655,849	$478,508	$157,930	$1,292,287
Less:
Cost of commissions and other services revenue	(216,348)	(17,438)	(60,017)
Cost of goods sold - pharmacy revenue	—	(400,821)	—
Marketing expense (1)	(269,867)	(6,260)	(76,513)
Technical development (2)	—	(915)	—
Selling, general, and administrative (3)	(2,890)	(45,253)	(1,236)
Adjusted Segment EBITDA	$166,744	$7,821	$20,164	$194,729
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				14,127
Corporate (5)				(91,863)
Share-based compensation expense				(13,816)
Transaction costs (6)				(13,158)
Depreciation and amortization				(24,998)
Loss on disposal of property, equipment, and software, net				(536)
Interest expense, net				(93,551)
Loss before income tax expense (benefit)				$(29,066)
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that don’t actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($61.7 million), professional services ($17.8 million), and facilities ($4.2 million).
(6) These expenses primarily consist of financing transaction costs.

Year Ended June 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$583,271	$252,075	$145,640	$980,986
Intersegment revenue	6,860	—	192	7,052
Total revenue from reportable segments	$590,131	$252,075	$145,832	$988,038
All other revenue (1)				21,862
Eliminations of intersegment revenues				(7,052)
Total consolidated revenue				$1,002,848

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$590,131	$252,075	$145,832	$988,038
Less:
Cost of commissions and other services revenue	(210,229)	(13,363)	(53,666)
Cost of goods sold - pharmacy revenue	—	(222,347)	—
Marketing expense (1)	(221,579)	(5,035)	(67,895)
Technical development (2)	—	(274)	—
Selling, general, and administrative (3)	(3,246)	(33,825)	(1,198)
Adjusted Segment EBITDA	$155,077	$(22,769)	$23,073	$155,381
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				81
Corporate (5)				(81,159)
Share-based compensation expense				(11,310)
Transaction costs (6)				(5,569)
Depreciation and amortization				(27,881)
Loss on disposal of property, equipment, and software, net				(749)
Impairment of long-lived assets				(17,332)
Interest expense, net				(80,606)
Loss before income tax expense (benefit)				(69,144)
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that don’t actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($51.4 million), professional services ($19.4 million), and facilities ($5.4 million).
(6) These expenses primarily consist of financing transaction costs.

The following table depicts the disaggregation of revenue by segment and product for the years ended June 30:

(dollars in thousands)	2025	$	%	2024	$	%	2023
Senior:
Medicare advantage commissions	$518,031	$(51,617)	(9)%	$569,648	$69,147	14%	$500,501
Other Senior commissions	11,397	160	1%	11,237	2,504	29%	8,733
Other services	70,965	(3,999)	(5)%	74,964	(5,933)	(7)%	80,897
Total Senior revenue	600,393	(55,456)	(8)%	655,849	65,718	11%	590,131
Healthcare Services:
Pharmacy	728,753	263,900	57%	464,853	225,306	94%	239,547
Other services	13,952	297	2%	13,655	1,127	9%	12,528
Total Healthcare Services revenue	742,705	264,197	55%	478,508	226,433	90%	252,075
Life:
Term commissions	74,685	705	1%	73,980	3,886	6%	70,094
Final expense commissions	78,175	14,037	22%	64,138	7,650	14%	56,488
Other services	20,118	306	2%	19,812	562	3%	19,250
Total Life revenue	172,978	15,048	10%	157,930	12,098	8%	145,832
All other:
Commissions	17,308	(17,936)	(51)%	35,244	14,794	72%	20,450
Other services	718	(266)	(27)%	984	(428)	(30)%	1,412
Total All other revenue	18,026	(18,202)	(50)%	36,228	14,366	66%	21,862
Eliminations:
Commissions	(3,339)	(772)	30%	(2,567)	229	(8)%	(2,796)
Other services	(4,169)	3	—%	(4,172)	84	(2)%	(4,256)
Total Elimination revenue	(7,508)	(769)	11%	(6,739)	313	(4)%	(7,052)
Total Commissions and other services revenue	797,841	(59,082)	(7)%	856,923	93,622	12%	763,301
Total Pharmacy revenue	728,753	263,900	57%	464,853	225,306	94%	239,547
Total Revenue	$1,526,594	$204,818	16%	$1,321,776	$318,928	32%	$1,002,848

Revenue by Segment

2025 compared to 2024—Revenue from Senior was $600.4 million for the year ended June 30, 2025, a $55.5 million, or 8%, decrease compared to revenue of $655.8 million for the year ended June 30, 2024. The decrease was due to a $51.5 million decrease in commissions revenue, due to a 4% decrease in approved policies, and a $4.0 million decrease in other revenue.

Revenue from Healthcare Services was $742.7 million for the year ended June 30, 2025, a $264.2 million, or 55%, increase compared to revenue of $478.5 million for the year ended June 30, 2024, primarily due to a $263.9 million increase in SelectRx pharmacy revenue due to a 31% increase in members from the growth of the SelectRx business.

Revenue from Life was $173.0 million for the year ended June 30, 2025, a $15.0 million, or 10%, increase compared to revenue of $157.9 million for the year ended June 30, 2024, primarily due to a $14.0 million increase in final expense revenue due to an increase in the number of policies sold.

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

Adjusted EBITDA by Segment

2025 compared to 2024—Adjusted EBITDA from Senior was $161.7 million for the year ended June 30, 2025, a $5.1 million decrease compared to Adjusted EBITDA of $166.7 million for the year ended June 30, 2024. The decrease was primarily due to a $55.5 million decrease in revenue as discussed above, offset by a $35.5 million decrease in marketing expenses, and a $14.4 million decrease in cost of commissions and other services revenue. The decrease in cost of commissions and other services revenue was primarily due to a $10.0 million decrease in compensation costs. The decrease in marketing expenses was primarily due to $30.6 million decrease in lead costs.

Adjusted EBITDA from Healthcare Services was $25.4 million for the year ended June 30, 2025, a $17.6 million increase compared to Adjusted EBITDA of $7.8 million for the year ended June 30, 2024. The increase was due to a $264.2 million increase in revenue as discussed above, partially offset by a $224.6 million increase in cost of goods sold - pharmacy revenue, and $11.3 million increase in selling, general and administrative expenses. Cost of goods sold - pharmacy revenue increased primarily as a result of a $200.9 million increase in medication costs and a $22.7 million increase in compensation costs. Selling, general and administrative expenses increased primarily due to a $13.3 million increase in compensation costs, offset by a decrease of $6.1 million in other operating expenses.

Adjusted EBITDA from Life was $26.7 million for the year ended June 30, 2025, a $6.5 million increase compared to Adjusted EBITDA of $20.2 million for the year ended June 30, 2024. The increase was due to a $15.0 million increase in revenue as discussed above, partially offset by a $5.0 million increase in cost of commissions and other services revenue and a $3.8 million increase in marketing expenses. The increase in cost of commissions and other services revenue was due to a $4.8 million increase in compensation costs. The increase in marketing expenses was due to a $3.1 million increase in lead costs.

2024 compared to 2023—–Adjusted EBITDA from our Senior segment was $166.7 million for the year ended June 30, 2024, a $11.7 million, or 8%, increase compared to Adjusted EBITDA of $155.1 million for the year ended June 30, 2023. The increase was due to a $65.7 million increase in revenue, offset by a $48.3 million increase in marketing expenses. The increase in marketing expenses was primarily due to a $42.1 million increase in lead costs.

Adjusted EBITDA from Healthcare Services was $7.8 million for the year ended June 30, 2024, a $30.6 million increase compared to Adjusted EBITDA of $(22.8) million for the year ended June 30, 2023. The increase was due to a $226.4 million increase in revenue, offset by a $178.5 million increase in cost of goods sold - pharmacy revenue, and $11.4 million increase in selling, general and administrative expenses. Cost of goods sold - pharmacy revenue increased primarily as a result of a $158.9 million increase in medication costs and a $13.9 million increase in compensation costs. Selling, general and administrative expenses increased primarily due to a $6.2 million increase in bad debt expense, and a $4.4 million increase in compensation costs.

Adjusted EBITDA from our Life segment was $20.2 million for the year ended June 30, 2024, a $2.9 million, or 13%, decrease compared to Adjusted EBITDA of $23.1 million for the year ended June 30, 2023. The decrease in Adjusted EBITDA was due to a $12.1 million increase in revenue as discussed above, offset by a $8.6 million increase in marketing expenses. The increase in marketing expenses was primarily due to a $7.8 million increase in marketing and advertising costs.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Senior Secured Credit Facility and Indenture to maintain compliance with certain debt covenants, as discussed further in Note 8 to the consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants through the 12 months following the date of issuance of our consolidated financial statements.

Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company completed a $350.0 million Senior Non-Convertible Preferred Stock transaction and received net proceeds of $337.9 million. Refer to Note 9 to the consolidated financial statements for further information.

Long-term Debt

Significant changes and activity related to our long-term debt during the year ended June 30, 2025, are discussed below. Refer to Note 8 to the consolidated financial statements for further discussion on our debt agreements and activity.

Securitization and Indenture

On October 15, 2024, the Company completed a $100.0 million securitization transaction to provide advanced financing against the expected collections for policies previously sold. The Company used the proceeds to pay down a portion of its outstanding term loans. During the year ended June 30, 2025, the Company received proceeds of $99.1 million, and as of June 30, 2025, had outstanding borrowings of $83.4 million. Refer to Note 8 for further information.

Senior Secured Credit Facility

During the year ended June 30, 2025, the Company repaid $388.2 million of the outstanding term loans, and as of June 30, 2025, had outstanding borrowings of $314.0 million related to the term loans. Refer to Note 8 to the consolidated financial statements for further information.

During the year ended June 30, 2025, the Company received proceeds of $166.9 million and repaid $166.9 million, and as of June 30, 2025, had no outstanding borrowings related to the revolving credit facility. Refer to Note 8 to the consolidated financial statements for further information.

Liquidity

As of June 30, 2025 and June 30, 2024, the Company had total debt obligations of $385.1 million and $683.3 million, respectively, under the Senior Secured Credit Facility and the Notes. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of June 30, 2025 and June 30, 2024, our cash, cash equivalents, and restricted cash totaled $37.1 million and $42.7 million, respectively. Additionally, the following table presents a summary of our cash flows for the years ended June 30:

(in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$(11,666)	$15,236	$(19,377)
Net cash used in investing activities	(11,314)	(14,846)	(9,125)
Net cash provided by (used in) financing activities	17,356	(40,856)	(29,339)

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

Year Ended June 30, 2025—Net cash used in operating activities was $11.7 million, consisting of net income of $47.6 million, adjustments for non-cash items of $13.1 million, and cash used in operating assets and liabilities of $72.3 million. Adjustments for non-cash items primarily consisted of $20.5 million of depreciation and amortization, $18.4 million of share-based compensation expense, $14.0 million of accrued interest payable in kind on the term loans, $5.2 million of amortization of debt issuance costs and debt discount, $3.9 million of non-cash lease expense, $1.8 million in deferred income taxes, $4.2 million in bad debt expense, and $59.5 million in the change in fair value of warrant liabilities. The cash decrease resulting from changes in net operating assets and liabilities primarily consisted of an increase of $5.6 million in accounts receivable, an increase of $69.5 million in commissions receivable, a decrease of $5.5 million in other liabilities, primarily related to a $7.4 million decrease in our contract liability, a decrease of $4.7 million in operating lease liabilities and an increase of $6.3 million in other assets, primarily related to hedge activities, offset by an increase of $19.2 million in accounts payable and accrued expenses.

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

Year Ended June 30, 2025—Net cash used in investing activities of $11.3 million was due to $9.1 million in purchases of software and capitalized internal-use software development costs and $2.2 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

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

Year Ended June 30, 2025—Net cash provided by financing activities of $17.4 million was primarily due to $337.9 million of proceeds from the issuance of senior non-convertible preferred stock, $166.9 million of proceeds from the revolving credit facility, and $99.1 million of proceeds on the notes issued in connection with the Indenture, offset by $388.2 million of principal payments on the term loans, $166.9 million of payments on the revolving credit facility, and $16.6 million of payments on the notes issued in connection with the Indenture.

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

Contractual Obligations

Our principal commitments consist of obligations under our outstanding operating leases for office facilities; our Senior Secured Credit Facility, which includes the Term Loans and Revolving Credit Facility (as defined in Note 8 to the consolidated financial statements); and our senior secured Class A and Class B Notes (as defined in Note 8 to the consolidated financial statements). In addition, we have outstanding obligations related to the Senior Non-Convertible Preferred Stock, including the payment of the liquidating preference and certain dividends in accordance with the Non-Convertible Preferred Stock Purchase Agreements (as further detailed in Note 9 to the consolidated financial statements). Further, we have outstanding service and licensing agreements with various vendors for connectability, maintenance, and other services, including minimum purchase requirements for pharmaceuticals. As of June 30, 2025, the Company is obligated under a pharmaceutical supply agreement to make minimum monthly purchases of approximately $12.7 million through February 28, 2027. We believe that we will be able to fund these obligations through our existing cash, cash equivalents and restricted cash, and cash generated from operations.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1 of the consolidated financial statements.

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

An accounting estimate is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting estimates we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition for commissions revenue, commissions receivable, accounting for income taxes, share-based compensation, the impairment of intangible assets and goodwill, and the fair value of the liability classified warrants.

Commission Revenue Recognition and Commissions Receivable

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. Persistency is the estimate of policies expected to renew each year and renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated duration of expected renewals used in the calculation of LTV is ten years, prior to the application of persistency estimates. Effective for policies sold during the three months ended December 31, 2021, and thereafter, the Company increased the product specific constraint for our largest product, Medicare Advantage, from 6% to 15%. The assumptions used in the Company’s calculation of renewal commission revenue are based on a combination of the Company’s historical experience for renewals, lapses, and payment data; available insurance carrier data; other industry or consumer behavior patterns; and expectations for future retention rates. The estimate of variable consideration is recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivables is subsequently resolved when the policy renews or lapses. The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTVs as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions regarding expected future cash flows when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

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

Share-Based Compensation

We recognize share-based compensation expense in the consolidated statements of comprehensive loss based on the fair value of our stock-based awards over their respective vesting periods, depending on the plan. The estimated grant date fair value of our stock options is determined using the Black-Scholes-Merton pricing model. The expected term for stock options granted is determined using the simplified method, which deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price, however, we do not expect to pay any dividends in the foreseeable future. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of our stock options. Expected volatility is determined using historical stock prices for a combination of publicly traded peer group companies and our stock price. The estimated grant date fair value of our price vested units are estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments. The estimated attainment of performance-based awards and related expense is based on the expectations of target achievement. The assumptions used in calculating the fair value of stock-based payment awards and expected attainment of performance or market based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. We will continue to use judgment in evaluating the expected term and volatility related to our own stock-based awards on a prospective basis, and incorporating these factors into the model. Changes in key assumptions could significantly impact the valuation of such instruments.

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

For the year ended June 30, 2025, the Company recorded an impairment charge of $4.2 million in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) related to write-offs of previously acquired definite-lived intangible assets from which the Company does not expect to receive future economic benefit. There were no long-lived asset impairment charges recorded for the years end June 30, 2024, and June 30, 2023. Refer to Note 5 to the consolidated financial statements for additional details.

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

The Company estimates the fair value of reporting units under ASC 350, Intangibles - Goodwill and Other by using an income approach, a market approach, or a combination thereof, which involves the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820, Fair Value Measurement, and require us to make various judgmental assumptions around future revenues and operating costs, growth rates, and discount rates which consider our budgets, business plans, and economic projections. As such, these estimates are uncertain and may vary from actual results. Under the income approach, we utilize the discounted cash flow method while under the market approach, we utilize a peer-based guideline public company method based on published multiples of earnings of comparable entities with similar operations and economic characteristics.

There were no goodwill impairment charges recorded for the years end June 30, 2025, June 30, 2024, and June 30, 2023, as the fair value of the reporting unit significantly exceeded the carrying value.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our business, financial condition, and results of operations are not materially affected by foreign currency exchange rates, inflationary pressures, and commodity price fluctuations. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2025, 2024, and 2023, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2025, two insurance carrier customers accounted for 34% and 21% of total accounts and commissions receivable. As of June 30, 2024, two insurance carrier customers accounted for 32% and 23% of total accounts and commissions receivable. As of June 30, 2023, two insurance carrier customers accounted for 31% and 22% of total accounts and commissions receivable.

Interest Rate Risk

As of June 30, 2025, we had cash, cash equivalents and restricted cash of $36.7 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $0.3 million deposited in a money market account with one of those banks. As of June 30, 2024, we had cash of $42.4 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $0.3 million deposited in a money market account with one of those banks. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

Seasonality

See “Risk Factors—Risks Related to Our Business and Industry—Our existing and any future indebtedness could adversely affect our ability to operate our business” for additional information.

ITEM 8. FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commission Revenue – Medicare Advantage Renewal Commissions – Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company earns commission revenue from the sale of insurance policies to consumers on behalf of its customers, the insurance carriers. The transaction price is determined when the performance obligation is satisfied upon the initial sale of the insurance policy by estimating the lifetime value (“LTV”). The LTV is an estimate of the commissions to be collected over the life of an approved policy, consisting of the commission due in the year the policy is first effective and an estimate of commissions due upon each subsequent policy renewal (“renewal commissions”), and does not include consideration related to production bonuses or marketing development funds. The Company recognizes commission revenue from Medicare Advantage (“MA”) products as included in the Senior segment. MA renewal commissions are considered variable consideration and require significant judgment based on management assumptions for persistency, renewal year provision, and constraint. The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTV’s as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions regarding expected future cash flows when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

We identified MA renewal commissions as a critical audit matter because of the significant judgment necessary to audit management’s assumptions used in the estimate of variable consideration. This required a high degree of auditor judgment, use of specialists, and extensive audit effort due to the complexity of the methodology and volume of transactions when performing procedures to audit management’s assumptions for persistency, renewal year provision, and constraint and in evaluating the results of those procedures.

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
•We tested management’s calculation of cohort and tail adjustments for MA renewal commissions and assessed the reasonableness of the methodology.
•We involved actuarial specialists to assist our evaluation of the appropriateness of the methodology and assumptions used to develop estimates of future cash collections.
•We tested the completeness and accuracy of data utilized to develop estimates of future cash collections.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
August 21, 2025

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$35,733	$42,690
Accounts receivable, net of allowances of $11.8 million and $8.2 million, respectively	151,388	150,035
Commissions receivable-current	132,077	119,871
Other current assets	21,844	20,327
Total current assets	341,042	332,923
COMMISSIONS RECEIVABLE—Net	818,751	761,446
PROPERTY AND EQUIPMENT—Net	14,577	18,973
SOFTWARE—Net	15,060	13,978
OPERATING LEASE RIGHT-OF-USE ASSETS	24,635	23,437
INTANGIBLE ASSETS—Net	1,973	10,194
GOODWILL	29,438	29,438
OTHER ASSETS	3,880	3,519
TOTAL ASSETS	$1,249,356	$1,193,908
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,205	$36,587
Accrued expenses	13,856	16,904
Accrued compensation and benefits	58,788	57,594
Operating lease liabilities—current	4,820	4,709
Current portion of long-term debt	68,523	45,854
Contract liabilities	698	8,066
Other current liabilities	7,020	4,873
Total current liabilities	212,910	174,587
LONG-TERM DEBT, NET—less current portion	316,589	637,480
DEFERRED INCOME TAXES	37,872	37,478
OPERATING LEASE LIABILITIES	25,982	25,685
OTHER LIABILITIES	80,485	1,877
Total liabilities	673,838	877,107

	June 30,
	2025	2024
COMMITMENTS AND CONTINGENCIES (Note 12)
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares and no shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively, current liquidation preference of $367.1 million and $0.0 million as of June 30, 2025 and June 30, 2024, respectively	224,374	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 172,816,730 and 169,384,757 shares issued and outstanding as of June 30, 2025 and 2024, respectively	1,728	1,694
Additional paid-in capital	571,605	580,764
Accumulated deficit	(222,189)	(269,769)
Accumulated other comprehensive income	—	4,112
Total shareholders’ equity	351,144	316,801
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,249,356	$1,193,908

See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2025	2024	2023
REVENUE:
Commissions and other services	$797,841	$856,923	$763,301
Pharmacy	728,753	464,853	239,547
Total revenue	1,526,594	1,321,776	1,002,848
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	305,127	318,798	301,524
Cost of goods sold—pharmacy revenue	630,340	405,004	225,963
Marketing and advertising	319,505	358,858	301,245
Selling, general, and administrative	164,442	141,042	136,518
Technical development	38,681	33,524	26,015
Total operating costs and expenses	1,458,095	1,257,226	991,265
INCOME FROM OPERATIONS	68,499	64,550	11,583
INTEREST EXPENSE, NET	(79,385)	(93,551)	(80,606)
CHANGE IN FAIR VALUE OF WARRANTS	59,525	—	—
OTHER EXPENSE, NET	(128)	(65)	(121)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	48,511	(29,066)	(69,144)
INCOME TAX EXPENSE (BENEFIT)	931	5,059	(10,600)
NET INCOME (LOSS)	$47,580	$(34,125)	$(58,544)
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(22,548)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$25,032	$(34,125)	$(58,544)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$0.14	$(0.20)	$(0.35)
Diluted	$0.01	$(0.20)	$(0.35)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	176,148	168,519	166,140
Diluted	181,895	168,519	166,140

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
Change in cash flow hedge	$(4,112)	$(9,567)	$1,963
OTHER COMPREHENSIVE INCOME (LOSS)	(4,112)	(9,567)	1,963
COMPREHENSIVE INCOME (LOSS)	$43,468	$(43,692)	$(56,581)

See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2022	164,452	$1,644	$554,845	$(177,100)	$11,716	$391,105
Net loss	—	—	—	(58,544)	—	(58,544)
Gain on cash flow hedge, net of tax	—	—	—	—	8,974	8,974
Amount reclassified into earnings, net of tax	—	—	—	—	(7,011)	(7,011)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	1,139	12	627	—	—	639
Issuance of common stock pursuant to employee stock purchase plan	877	9	539	—	—	548
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	399	4	(45)	—	—	(41)
Share-based compensation expense	—	—	11,300	—	—	11,300
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(34,125)	—	(34,125)
Gain on cash flow hedge, net of tax	—	—	—	—	1,214	1,214
Amount reclassified into earnings, net of tax	—	—	—	—	(10,781)	(10,781)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	47	—	81	—	—	81
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,471	25	(399)	—	—	(374)
Share-based compensation expense	—	—	13,816	—	—	13,816
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net income	—	—	—	47,580	—	47,580
Loss on cash flow hedge, net of tax	—	—	—	—	(432)	(432)
Amount reclassified into earnings, net of tax	—	—	—	—	(3,680)	(3,680)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	95	1	97	—	—	98
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,777	27	(3,855)	—	—	(3,828)
Vesting of price vested unit awards	560	6	(1,210)	—	—	(1,204)
Share-based compensation expense	—	—	18,357	—	—	18,357
Senior Non-Convertible Preferred Stock accretion	—	—	(5,490)	—	—	(5,490)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(17,058)	—	—	(17,058)
BALANCES-June 30, 2025	172,817	$1,728	$571,605	$(222,189)	$—	$351,144
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,580	$(34,125)	$(58,544)
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	20,460	24,998	27,881
Loss on disposal of property, equipment, and software	240	536	754
Impairment of long-lived assets	4,209	—	17,332
Share-based compensation expense	18,357	13,816	11,310
Deferred income taxes	1,849	1,163	(11,176)
Amortization of debt issuance costs and debt discount	5,247	6,142	8,676
Write-off of debt issuance costs	93	293	710
Accrued interest payable in kind	14,013	19,577	12,015
Change in fair value of warrants	(59,525)	—	—
Non-cash lease expense	3,922	2,349	4,185
Bad debt expense	4,203	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,555)	5,203	(24,817)
Commissions receivable	(69,510)	(40,819)	(1,872)
Other assets	(6,282)	(1,967)	169
Accounts payable and accrued expenses	19,226	7,347	(3,649)
Operating lease liabilities	(4,711)	(4,897)	(5,643)
Other liabilities	(5,482)	15,620	3,292
Net cash provided by (used in) operating activities	(11,666)	15,236	(19,377)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,191)	(3,382)	(1,447)
Proceeds from sales of property and equipment	—	253	—
Purchases of software and capitalized software development costs	(9,123)	(8,284)	(7,678)
Acquisition of business	—	(3,433)	—
Net cash used in investing activities	(11,314)	(14,846)	(9,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Credit Facility	166,900	—	—
Payments on Revolving Credit Facility	(166,900)	—	—
Payments on Term Loans	(388,216)	(38,883)	(17,833)
Proceeds on ABS Notes	99,095	—	—
Payments on ABS Notes	(16,577)	—	—
Payments on other debt	(312)	(149)	(158)
Proceeds from common stock options exercised and employee stock purchase plan	98	81	1,187
Proceeds from issuance of Senior Non-Convertible Preferred Stock	337,855	—	—
Senior Non-Convertible Preferred Stock issuance costs	(7,076)	—	—
Payments of tax withholdings related to net share settlement of equity awards	(5,032)	(374)	(40)
Payments of debt issuance costs	(2,479)	(1,531)	(10,110)
Payment of acquisition holdback	—	—	(2,385)
Net cash provided by (used in) financing activities	17,356	(40,856)	(29,339)

	Year Ended June 30,
	2025	2024	2023
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,624)	(40,466)	(57,841)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	42,690	83,156	140,997
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$37,066	$42,690	$83,156

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(60,625)	$(67,037)	$(59,025)
Payment of income taxes, net	(3,156)	(594)	(306)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	586	1,697	273
Issuance of liability-classified warrants	137,581	—	—
Senior Non-Convertible Preferred Stock accretion	5,490	—	—
Senior Non-Convertible Preferred Stock accumulated dividends	17,058	—	—
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for selling insurance policies and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and also includes a small lead generation business, InsideResponse, LLC (“InsideResponse”). SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx, Healthcare Select, and SelectPatient Management (“SPM”). SelectRx is a Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which offers essential prescription medications, over-the-counter medications, customized medication packaging, and medication therapy management. Healthcare Select uses data from personal health risk and lifestyle assessments completed by our agents to connect the consumer to the relevant health-related service, like SelectRx, SPM, or one of our many health-related partners. SPM, launched in 2024 from the acquisition of an existing chronic care management platform, helps patients navigate their chronic conditions and manage them using a comprehensive treatment plan.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2025.

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

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities. The Company regularly assesses these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, accounts receivable, net, commissions receivable, the provision for income taxes, share-based compensation, valuation of intangible assets and goodwill, and liability classified warrants. The impact of changes in estimates is recorded in the period in which they become known.

Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents include a money market account primarily invested in cash and U.S. Government securities. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted market prices in active markets for identical assets or liabilities. Our account balances can at times exceed the FDIC-insured limits. The Company’s restricted cash balance consists of specified deposit accounts to be used only to fund payments related to the Notes

(as defined in Note 8) entered into on October 15, 2024. The following table summarizes the cash, cash equivalents and restricted cash included on the consolidated balance sheet.

	June 30,
(in thousands)	2025	2024
Current assets:
Cash and cash equivalents	$32,400	$42,690
Restricted cash - current	3,333	—
Total current assets	35,733	42,690
Other assets:
Other assets	1,333	—
Total cash, cash equivalents and restricted cash	$37,066	$42,690

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2025, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2025, two insurance carrier customers accounted for 34% and 21% of total accounts and commissions receivable. As of June 30, 2024, two insurance carrier customers accounted for 32% and 23% of total accounts and commissions receivable.

For the year ended June 30, 2025, three insurance carriers customers accounted for 37%, 15%, and 11% of total revenue. For the year ended June 30, 2024, three insurance carriers customers accounted for 30%, 17%, and 16% of total revenue. For the year ended June 30, 2023, two insurance carrier customers accounted for 33% and 20% of total revenue.

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

Impairment and Disposal of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its expected future undiscounted cash flows. If the carrying amount exceeds its expected future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. Refer to Notes 2, 3, and 5 of the consolidated financial statements for further details.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired in a business combination as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350 Intangibles - Goodwill and Other, rather, goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. Goodwill is allocated among, and evaluated for impairment, at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company performs the annual goodwill impairment test as of April 1. Refer to Note 5 of the consolidated financial statements for further details.

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

Senior Non-Convertible Preferred Stock—In accordance with ASC 480, the Company accounts for equity instruments as temporary equity if they are redeemable for cash or other assets, at the option of the holder, at a fixed or determinable price on a fixed or determinable date, or upon occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet if the instrument is currently redeemable, or probable of becoming redeemable. The Senior Non-Convertible Preferred Stock (as defined in Note 9) issued in connection with the Senior Non-Convertible Preferred Stock Purchase Agreements as described in Note 9 are classified as temporary equity in the condensed consolidated balance sheet. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Senior Non-Convertible Preferred Stock to the earliest redemption date (the sixth anniversary) using the effective interest method. Such adjustments are treated as a deemed dividend against paid-in-capital.

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

Commissions and Other Services Revenue

Contracts with Customers—The Company earns commissions revenue from the sale of insurance policies, both in the first year the policy is sold and, when applicable, when the underlying policyholder renews their policy in subsequent years, as presented in the consolidated statements of comprehensive income (loss) as commission and other services revenue. The Company’s primary customers are the insurance carriers that it contracts with to sell insurance policies on their behalf. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. We review individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration. Additionally, the insurance carriers have the ability to amend provisions in the contracts relating to the commission rates paid to the Company for new policies sold. The Company’s contracts with customers for commissions revenue contain a single performance obligation satisfied at a point in time to which it allocates the total transaction price. For certain contracts, the Company receives upfront commission payments from carrier customers for policies to be brokered in the next selling season. These upfront payments are recorded as contract liabilities and subsequently recognized as revenue in the period the performance obligations are satisfied. These upfront payment arrangements do not include future renewal commissions.

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

•Reassessment of the Transaction Price—The Company is continuously reviewing and monitoring the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTVs as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions regarding expected future cash flows when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

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

Commissions and other services revenue also includes revenue from Healthcare Select, which is recognized when the performance obligation has been met, which is at different times for our various services (e.g. the health risk and lifestyle assessment has been performed or a transfer has been made to a health-related partner), the transaction price is known based on volume and contractual prices, and we have no further performance obligations. Revenue for SPM is generally recognized upon completion of the services to coordinate care across providers and support patient accountability. The transaction price per patient is contractual and services are documented and shared with providers to support each month’s billing. Lead generation revenue for InsideResponse is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery.

Pharmacy Revenue

Pharmaceutical sales revenue from SelectRx is recognized upon shipment of an order to a customer (the patient ordering the medication). At the time of shipment, the Company has performed its one performance obligation and collectability is probable. The Company is legally prohibited from accepting returned pharmaceuticals or re-shipping orders except in limited circumstances. Orders not successfully delivered are evaluated each period and recorded against revenue. There are no future revenue streams, or material variable consideration with respect to the implicit price concession for co-pays, as the transaction price is fixed at time of shipment, and any subsequent new order is its own performance obligation. Furthermore, as the customer has the ability to direct the use of the asset and substantially all of the remaining benefits of the asset have been transferred to the customer upon shipment, that is when revenue is recognized.

Accounts Receivable, net—Accounts receivable, net primarily represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed and for production bonus revenue that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments yet to be received from the insurance carriers. Accounts receivable, net also includes trade receivables from Healthcare Services primarily due to pharmacy sales to customers who are covered by third-party payers (e.g., pharmacy benefit managers, insurance companies, and governmental agencies), and are stated net of allowance for expected credit losses. The Company recorded an allowance for credit losses as of June 30, 2025 and 2024, of $11.8 million and $8.2 million, respectively. We estimate an allowance for credit losses using historical actual payment information, as well as current information available to us about our customers and relevant market information that may impact our customers and their ability to pay us. Our estimated exposure of default is determined by applying these internal and external data sources to our receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and are included in selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss). The Company recorded write-offs of $0.9 million, $1.4 million, and $0.6 million during the years ended June 30, 2025, 2024, and 2023, respectively.

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

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $263.7 million, $294.7 million, and $242.5 million for the years ended June 30, 2025, 2024, and 2023, respectively.

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

Recent Accounting Pronouncements Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update 1) require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, 2) require disclosure of other segment items by reportable segment and a description of the composition of other segment items 3) require annual disclosures to also be provided in interim periods, 4) clarify use of more than one measure of segment profit or loss by the CODM, 5) require that the title of the CODM be disclosed and an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and 6) require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of the fiscal year ended June 30, 2025, and retrospectively applied the guidance to all prior periods presented in the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	2025	2024
Computer hardware	$17,680	$18,036
Machinery and equipment(1)	18,239	16,451
Leasehold improvements	17,390	18,870
Furniture and fixtures	4,671	4,705
Work in progress	229	308
Total	58,209	58,370
Less accumulated depreciation(2)	(43,632)	(39,397)
Property and equipment—net	$14,577	$18,973
(1) Includes financing lease right-of-use assets.
(2) During the year ended June 30, 2025, the Company disposed of $3.9 million of property and equipment.

Work in progress as of June 30, 2025 and June 30, 2024, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the years ended June 30, 2025, 2024, and 2023, was $8.4 million, $12.8 million, and $14.5 million respectively. In addition, during the year ended June 30, 2023, the Company recorded a net impairment charge to the Senior segment of $0.7 million for computer equipment that was determined to have a carrying value less than the fair market value.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	2025	2024
Software	$28,306	$28,287
Work in progress	18	78
Total	28,324	28,365
Less accumulated amortization(1)	(13,264)	(14,387)
Software—net	$15,060	$13,978
(1) During the year ended June 30, 2025, the Company disposed of $9.3 million of software and $9.1 million of related accumulated amortization, resulting in a net loss on disposal of software of less than $0.2 million.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the years ended June 30, 2025, 2024, and 2023, the Company capitalized internal-use software and website development costs of $9.2 million, $8.4 million and $7.8 million, respectively, and recorded amortization expense of $8.0 million, $8.9 million and $7.9 million, respectively. In addition, during the year ended June 30, 2023, the Company recorded an impairment charge to the Healthcare Services segment of $1.0 million for the net book value of software that the Company determined would no longer be utilized.

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

During the year ended June 30, 2025, the Company entered into six finance leases for equipment with commencement dates August 1, 2024, September 19, 2024 and April 1, 2025, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.7 million. In addition, the Company entered into one operating lease for the new Olathe, Kansas pharmacy fulfillment facility with a commencement date of March 1, 2025, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $4.7 million.

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

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of June 30:

(in thousands)	Balance Sheet Classification	2025	2024
Assets
Operating leases	Operating lease right-of-use assets	$24,635	$23,437
Finance leases	Property and equipment–net	1,552	191
Total lease right-of-use assets		$26,187	$23,628

Liabilities
Current
Operating leases	Operating lease liabilities–current	$4,820	$4,709
Finance leases	Other current liabilities	400	130
Non-current
Operating leases	Operating lease liabilities	25,982	25,685
Finance leases	Other liabilities	1,200	66
Total lease liabilities		$32,402	$30,590

Lease Costs—The components of lease costs were as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2025	2024
Finance lease costs(1)	$577	$168
Operating lease costs(2)	7,383	5,649
Short-term lease costs	251	243
Variable lease costs(3)	609	613
Sublease income	(2,225)	(2,294)
Total net lease costs	$6,595	$4,379
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

Supplemental Information—Supplemental information related to leases was as follows as of and for the periods presented:

	Year Ended June 30,
	2025			2024
(in thousands)	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$8,145	$176	$8,321	$8,197	$18	$8,215
Financing cash flows from leases	—	327	327	—	149	149
Right-of-use assets obtained in exchange for new lease liabilities	$5,093	$1,731	$6,824	$1,307	$120	$1,427

	Year Ended June 30,
	2025		2024
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted-average remaining lease term (in years)	6.41	3.65	5.92	1.84
Weighted-average discount rate	12.61%	14.22%	11.80%	9.96%

Maturities of Lease Liabilities—As of June 30, 2025, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
2026	$8,056	$596	$8,652
2027	7,267	546	7,813
2028	6,906	514	7,420
2029	7,006	362	7,368
2030	4,615	30	4,645
Thereafter	12,985	—	12,985
Total undiscounted lease payments	46,835	2,048	48,883
Less: interest	16,033	448	16,481
Present value of lease liabilities	$30,802	$1,600	$32,402

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

As of June 30, 2025, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
2026	$2,405
2027	2,102
2028	1,931
2029	1,931
2030	161
Thereafter	—
Total sublease income	$8,530

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented in the tables below as of June 30 (dollars in thousands):

	2025				2024
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$17,492	$(4,209)	$(13,252)	$31	$17,492	$(10,936)	$6,556
Trade name	2,680	—	(2,680)	—	2,680	(2,233)	447
Proprietary software	4,342	—	(2,418)	1,924	4,342	(1,189)	3,153
Non-compete agreements	100	—	(82)	18	100	(62)	38
Total intangible assets	$24,614	$(4,209)	$(18,432)	$1,973	$24,614	$(14,420)	$10,194

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the year ended June 30, 2025, the Company recorded a noncash impairment charge of $4.2 million to fully write off the remaining net book value of customer relationships acquired in the InsideResponse acquisition. In addition, the Company’s trade name intangible asset related to the same acquisition was fully amortized as of June 30, 2025, resulting in a net carrying amount of zero. The impairment charge is included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

During the year ended June 30, 2024, the Company acquired an existing chronic care management platform and as a result recorded $3.3 million in intangible assets in the consolidated balance sheet related to proprietary software.

For the year ended June 30, 2025, 2024, and 2023, amortization expense related to intangible assets totaled $4.0 million, $3.3 million, and $5.4 million, respectively, recorded in selling, general and administrative expense in the consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 1.8 and 2.7 years as of June 30, 2025 and 2024, respectively.

As of June 30, 2025, expected amortization expense in future fiscal periods were as follows (in thousands):

	Trade Name	Proprietary Software	Non-compete agreements	Customer relationships	Total
2026	$—	$1,100	$18	$17	$1,135
2027	—	824	—	14	838
Total	$—	$1,924	$18	$31	$1,973

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of past acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of June 30, 2025, the Company’s goodwill balance of $29.4 million was related to the acquisitions of Express Meds, Simple Meds, and SPM and is all assigned to the Healthcare Services reporting unit and reportable segment. The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist.

During the year ended June 30, 2025, there were no indicators of impairment. The Company conducted a quantitative analysis for the Healthcare Services reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820, Fair Value Measurement (“ASC 820”). For the discounted cash flow method, a discount rate of 19.0% was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting unit’s fair value was determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Healthcare Services reporting unit substantially exceeded its carrying value, thus, no impairment charges were recorded during the year ended June 30, 2025.

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

6.EMPLOYEE BENEFIT PLANS

The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 3% per plan year. Additionally, the Company may make a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $8.6 million, $5.5 million, and $4.5 million for the years ended June 30, 2025, 2024, and 2023, respectively.

In addition, the Company offers an employee stock purchase plan (the “ESPP”), which was amended and restated effective as of April 1, 2022. The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023. Refer to Note 13 to the consolidated financial statements for further detail.

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheets, was $2.9 million and $3.4 million as of June 30, 2025, and 2024, respectively.

7.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the year ended June 30, 2025, the Company used derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Term Loans (as defined in Note 8 to the consolidated financial statements). To accomplish this hedging strategy, the Company entered into interest rate swaps designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable-rate payments are tied. To qualify for hedge accounting, the Company documented and assessed effectiveness at inception and in subsequent reporting periods. The fair value of interest rate swaps were recorded on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income (loss). The changes in fair value were reclassified from accumulated other comprehensive income (loss) into earnings as an offset to interest expense, net in the same period that the hedged items affected earnings. The Company does not engage in the use of derivative instruments for speculative or trading purposes.

Prior to its termination on November 5, 2024, the Company had an outstanding receive-variable, pay-fixed interest rate swap on the notional amount of $325.0 million of the Company’s total outstanding Term Loans balance with a fixed rate of 6.00% plus 0.931%. The amount reclassified from accumulated other comprehensive income (loss) into interest expense upon termination was $0.7 million.

The following table presents the fair value of the Company’s derivative financial instrument on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of June 30:

(in thousands)	2025		2024
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedge	Other current assets	$—	Other current assets	$5,027

The following table presents the unrealized gains deferred to accumulated other comprehensive income (loss) resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2025	2024
Unrealized gain (loss), before taxes	$(585)	$1,558
Income tax (expense) benefit	153	(344)
Unrealized gain (loss), net of taxes	$(432)	$1,214

The following table presents information about the reclassification of gains and losses from accumulated other comprehensive income (loss) into earnings resulting from the Company’s derivative instruments designated as cash flow hedging instruments as of June 30:

(in thousands)	2025	2024
Interest expense, net	$(4,981)	$(14,392)
Income tax benefit	1,301	3,611
Net reclassification into earnings	$(3,680)	$(10,781)

Amounts included in accumulated other comprehensive income (loss) are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive income:

(in thousands)	Derivative Instruments
Balance at June 30, 2024	$4,112
Unrealized loss, net of related tax expense of $0.2 million	(432)
Amount reclassified into earnings, net of related taxes of $1.3 million	(3,680)
Balance at June 30, 2025	$—
8.DEBT

Debt consisted of the following:

(in thousands)	2025	2024
Term Loans	$314,000	$688,203
Class A Notes	50,054	—
Class B Notes	33,369	—
Unamortized debt issuance costs and debt discount	(12,311)	(4,869)
Total debt	385,112	683,334
Less current portion of long-term debt:	(68,523)	(45,854)
Long-term debt	$316,589	$637,480

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Term Loans as of June 30, 2025 are as follows:

(in thousands)	2026	2027	2028	2029	Total
Revolving credit facility	$—	$—	$—	$—	$—
Term Loans	54,009	13,164	246,827	—	314,000
Class A Notes	11,717	10,593	8,650	19,094	50,054
Class B Notes	7,811	7,062	5,767	12,729	33,369
Total obligations	$73,537	$30,819	$261,244	$31,823	$397,423

As of June 30, 2025, the Company was in compliance with all financial covenants pursuant to its debt obligations.

Significant changes in the Company’s debt during the year ended June 30, 2025 and 2024 were as follows:

Senior Secured Credit Facility

On November 5, 2019, the Company entered into a credit agreement (together with any subsequent amendments, the “Senior Secured Credit Facility”) with Wilmington Trust, National Association, as administrative agent, UMB Bank, N.A., as revolver agent and revolving lender, and the other lenders party thereto. The Senior Secured Credit Facility, through additional amendments in subsequent years, has provided for total proceeds from borrowings of $887.3 million (the “Term Loans”) and a revolving credit facility with $71.7 million available to borrow as of June 30, 2025 (the “Revolving Credit Facility”).

As of July 1, 2023, the Term Loans were mandatorily repayable. Our quarterly principal payments are 0.625% of the principal balance as of the date of the eleventh amendment, with the remaining balance payable due on the maturity date. The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements.

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

On October 15, 2024, the Company entered into an eleventh amendment (the “Eleventh Amendment”) to its Credit Agreement to (1) extend the scheduled maturity date of the consenting Term Loans to September 30, 2027, (2) modify financial covenant ratios required to be maintained by the Company as of various reporting dates, and (3) allow the Company to enter into the Indenture (as defined below). Prior to the Eleventh Amendment, the Company fully repaid the non-extended Term Loans in the amount of $14.2 million on October 15, 2024. The obligations of the Company under the Senior Secured Credit Facility continue to be guaranteed by certain of the Company’s subsidiaries and secured by a security interest in the assets of the Company, subject to certain exceptions. In connection with the Eleventh Amendment and Indenture (as defined below), the Company issued an aggregate 5,568,360 warrants to the term lenders under the Senior Secured Credit Facility (the “Eleventh Amendment Warrants”). Refer to Note 10 to the consolidated financial statements for further details on the Eleventh Amendment Warrants.

On February 10, 2025, the Company entered into a twelfth amendment (the “Twelfth Amendment”) to the Senior Secured Credit Facility. The Twelfth Amendment permits certain amendments to the Senior Secured Credit Facility to, among other things, (1) made certain modifications to the applicable asset coverage and minimum liquidity covenants and (2) adjusted the cash and payable in kind interest applicable to the outstanding Term Loans as set forth below. The amendments set forth in the Twelfth Amendment were effective concurrently with the Company’s receipt of the proceeds from the issuance of the Senior Non-Convertible Preferred Stock and the Senior Non-Convertible Preferred Stock Warrants (as defined in Note 10) pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements on February 28, 2025. As of June 30, 2025, the Company was in compliance with all of the current required covenants.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the sum of (a) cash interest in the amount of either, at the Company’s option, (i) SOFR (subject to a floor of 3.00%) plus 6.50% or (ii) a base rate plus 5.50%, and (b) payable in kind interest ranging from 0.00% to 3.00% determined based on the asset coverage ratio as of the end of the applicable test period. As of June 30, 2025, the Company’s payable in kind interest rate was 0.00%. The effective interest rate for the Term Loans as of June 30, 2025 was 10.9%. In accordance with the Twelfth Amendment, the interest rate may decrease prior to January 1, 2027 if the Company achieves certain repayment events. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either, at the Company’s option, (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%. The effective interest rate for the Revolving Credit Facility as of June 30, 2025 was 11.5%.

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

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of June 30, 2025, there were $49.0 million of Subject Renewal Commissions included on the consolidated balance sheet.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The Company’s restricted cash balance totaled $4.6 million as of June 30, 2025, of which $3.3 million was included within cash, cash equivalents, and restricted cash and $1.3 million was classified as long-term and included within other assets on the Company’s consolidated balance sheet.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of June 30, 2025 was 9.11% and 11.02%, respectively.

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

The Company incurred a total of $59.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility and Notes, of which $35.2 million in debt issuance costs were capitalized and $11.9 million in debt discounts were deferred. The costs associated with the Term Loans and Notes are being amortized using the effective interest method over the term of the respective debt instruments. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining term of the Senior Secured Credit Facility. The amortization of debt issuance costs associated with the Company’s debt is included in interest expense, net in the Company’s consolidated statements of comprehensive income (loss).

During the year ended June 30, 2025, the Company repaid $16.6 million of the outstanding balance on the Notes.
The carrying amounts of the Company’s Term Loans Notes approximate fair value, as the Term Loans bear variable interest rates that reset based on market indices and the Notes were issued at prevailing market terms with no significant changes in the Company’s credit quality, interest rates, or credit spreads since issuance.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s consolidated financial statements. As of June 30, 2025, the Issuer’s liabilities included in the consolidated balance sheet primarily consisted of the borrowings under the Indenture of $83.4 million.

9.Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company entered into the Senior Non-Convertible Preferred Stock Purchase Agreements with each of NL Monarch Holdings LLC (“Morgan Stanley”) and NL Monarch Holdings II LLC (“Bain Capital” and together with Morgan Stanley, the “Investors”), providing for an aggregate investment by the Investors of $350.0 million in the Company (collectively, the “Investment”). In exchange for the Investment, the Company issued to the Investors 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Senior Non-Convertible Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and agreed to issue to the Investors up to an aggregate amount of 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Senior Non-Convertible Preferred Stock Warrants”). Refer to Note 10 to the consolidated financial statements for further detail on the Senior Non-

Convertible Preferred Stock Warrants. At close, the Company reimbursed certain of the Investors’ expenses and paid to the Investors an aggregate closing fee of 3.00% of the aggregate purchase price. The Company used the net proceeds from the Investment to repay $260.0 million of the Company’s outstanding Term Loan balance, $4.9 million of accrued Term Loan interest, $13.0 million of transaction costs incurred at issuance, $40.0 million of the Company’s outstanding Revolving Credit Facility balance, and $20.0 million of cash to fund operations. In connection with the Investment, the Company also entered into a Director Designation Agreement with an affiliate of each Investor pursuant to which the Company appointed a representative of each Investor to the Company’s Board of Directors at closing.

The Company evaluated the Senior Non-Convertible Preferred Stock under ASC 480 and concluded the instrument will be classified as temporary equity on the consolidated balance sheet, as the Senior Non-Convertible Preferred Stock will become redeemable at the option of the Investors upon occurrence of an event that is not solely within the control of the Company. The $350.0 million in gross proceeds from the Senior Non-Convertible Preferred Stock have been allocated to the Senior Non-Convertible Preferred Stock and Senior Non-Convertible Preferred Stock Warrants using the with-and-without method based on the fair values of the Senior Non-Convertible Preferred Stock Warrants at issuance. Upon issuance, $221.0 million of the gross proceeds were allocated to the Senior Non-Convertible Preferred Stock and $129.0 million to the Senior Non-Convertible Preferred Stock Warrants, respectively. The $10.5 million closing fee and $1.7 million in fees paid on behalf of the Investors were attributed to the Senior Non-Convertible Preferred Stock, resulting in net proceeds of $337.9 million. Of the $11.4 million total issuance costs incurred, $7.1 million was allocated to the Senior Non-Convertible Preferred Stock based on a relative fair value approach and treated as a reduction in carrying value. The remainder was allocated to the Senior Non-Convertible Preferred Stock Warrants and expensed.

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

10.Warrants to Purchase Shares of Common Stock

Eleventh Amendment Warrants

Concurrent with the entry into the Eleventh Amendment and Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 Eleventh Amendment Warrants to the term lenders under the Senior Secured Credit Facility. Each Eleventh Amendment Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Eleventh Amendment Warrant agreements. The exercise price of the Eleventh Amendment Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Eleventh Amendment Warrants vest upon the occurrence of a repayment milestone failure or, in the absence of a repayment milestone failure, in four ratable annual installments commencing on the one-year anniversary of the original issue date, whereas repayment milestone failure is defined as the failure to prepay the Term Loans in an aggregate principal amount of not less than $300.0 million. If a $350.0 million repayment event on the Term Loans occurs on or prior to December 31, 2025, and the first tranche warrant shares have not previously vested, then (i) the first tranche warrant shares shall be forfeited, and (ii) any vested first tranche warrant shares shall be cancelled. The Eleventh Amendment Warrants expire four years after the initial vesting date. As of June 30, 2025, none of the Eleventh Amendment Warrants were vested.

The Company evaluated the Eleventh Amendment Warrants under ASC 815, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability. For the Eleventh Amendment Warrants, this conclusion was reached due to the variable settlement amount of the Eleventh Amendment Warrant shares. Therefore, the freestanding Eleventh Amendment Warrants are reflected as liabilities on the consolidated balance sheet at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying consolidated statements of comprehensive income (loss).

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches that the Investors each hold; (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth in the Senior Non-Convertible Preferred Stock Purchase Agreements, upon issuance. On January 2, 2026, the Company will issue the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (“Contingent Warrants”) that are allocated to each Investor, provided that if on or prior to December 31, 2025 the Company has made an Early Redemption Amount, then the number of Contingent Warrants to be issued to the Investors on January 2, 2026 will be reduced pro rata by a percentage equal to the Early Redemption Amount divided by $50.0 million. If the Early Redemption Amount equals $50.0 million, then the Contingent Warrants will not be issued to either of the Investors. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of June 30, 2025, none of the Senior Non-Convertible Preferred Stock Warrants were exercised.

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

Due to the Put Right, the Company evaluated the Senior Non-Convertible Preferred Stock Warrants under ASC 480 and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a liability. Therefore, the freestanding Senior Non-Convertible Preferred Stock Warrants are reflected as liabilities on the consolidated balance sheet at their estimated fair value. Subsequent changes in the estimated fair value are reflected in other expense in the accompanying consolidated statements of comprehensive income (loss).

11. Fair Value Measurements

The Company determines the fair value of its financial instruments in accordance with the provisions of ASC 820, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and June 30, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$322	$—	$—	$322

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$78,657	$78,657

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$307	$—	$—	$307
Other current assets
Cash flow hedge	$—	$5,027	$—	$5,027

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

Cash flow hedge—Represents derivative financial instruments that the Company uses to hedge against its exposure to fluctuations in interest rates associated with the Term Loans. Refer to Note 7 to the consolidated financial statements for further details on the Company’s cash flow hedge. The Company classifies its Amended Interest Rate Swap as a Level 2 on the fair value hierarchy as the majority of the inputs used to value it primarily includes other than quoted prices that are observable and it uses standard calculations and models that use readily observable market data as their basis.

Warrant liability—The Company utilizes the Black-Scholes-Merton option pricing model for the liability classified warrants each reporting period, with changes in fair value recognized in the consolidated statements of comprehensive income (loss). The estimated fair value of the liability classified warrants is determined using Level 3 inputs. Inherent in an option pricing model are estimates and assumptions related to expected share-price volatility, risk-free interest rate, expected dividend yield, and expected life. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities.

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

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

	June 30, 2025
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Stock price(1)	$2.38	$2.38	$2.38	$2.38
Exercise price	$3.00	$3.00	$3.00	$3.00
Expected volatility	109.98%	103.31%	103.31%	103.31%
Risk-free interest rate	3.68%	3.75%	3.85%	3.95%
Expected dividend-yield	—%	—%	—%	—%
Expected life	4.29 years	5.29 years	6.29 years	7.29 years
Fair value per warrant	$1.75	$1.81	$1.92	$2.00
(1) The stock price is based on the closing stock price as of June 30, 2025.

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

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	June 30, 2025
	Tranche A	Tranche B	Tranche C
Stock price(1)	$2.38	$2.38	$2.38
Exercise price	$0.01	$3.92	$5.50
Expected volatility	103.31%	103.31%	103.31%
Risk-free interest rate	4.18%	4.18%	4.18%
Expected dividend-yield	—%	—%	—%
Expected life	9.62 years	9.62 years	9.62 years
Fair value per warrant	$2.38	$2.11	$2.06
(1) The stock price is based on the closing stock price as of June 30, 2025.

Changes in Level 3 fair value measurements during the period ended June 30, 2025 were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2024	$—
Issuance of Eleventh Amendment Warrants	8,628
Issuance of Senior Non-Convertible Preferred Stock Warrants	128,953
Change in fair value	(58,924)
Balance as of June 30, 2025	$78,657

12.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 4 to the consolidated financial statements for commitments related to our operating leases.

Purchase Commitments—The Company is party to a supply agreement that requires minimum monthly purchase commitments of approximately $12.7 million through February 28, 2027. The Company expects to meet these commitments in the normal course of business, and accordingly, no liability has been recorded in the consolidated financial statements.

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

On October 7, 2021, a putative securities class action lawsuit captioned West Palm Beach Police Pension Fund v. SelectQuote, Inc., et al., Case No. 1:21-cv-08279 (the “WPBPPF Action”), was filed in the U.S. District Court for the Southern District of New York against the Company, two of its executive officers, and six current or former members of the Company’s Board of Directors, along with the underwriters of the Company’s initial public offering of common stock (the "Offering"). The complaint asserts claims for securities law violations on behalf of a putative class of plaintiffs who purchased shares of the Company’s common stock (i) in or traceable to the Offering or (ii) between May 20, 2020 and August 25, 2021 (the "WPB Relevant Period"). Specifically, the complaint alleges the defendants violated Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act by making materially false and misleading statements and failing to disclose material adverse facts about the Company’s financial well-being and prospects, allegedly causing the Company’s common stock to trade at artificially inflated prices during the WPB Relevant Period. The complaint also alleges the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act by making misstatements and omissions of material facts in connection with the Offering, allegedly causing a decline in the value of the Company’s common stock. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs.

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024. On July 31, 2024, the Company filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 2, 2024, and the Company filed its reply to Plaintiffs’ opposition on November 1, 2024. On April 3, 2025, the court dismissed Plaintiffs’ second amended complaint. Plaintiffs filed a notice of appeal on May 5, 2025. On August 8, 2025, plaintiffs West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System filed a brief in support of their appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), and on August 13, 2025, the Second Circuit granted the parties’ joint stipulation dismissing Brookside Equity Partners LLC from the appeal. The appeal remains pending before the Second Circuit.

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

Other Matters

On May 1, 2025, the Company became aware the U.S. Attorney’s Office for the District of Massachusetts had filed a complaint partially intervening in a qui tam action against the Company and certain of its competitors and carrier partners. The qui tam action, captioned United States ex rel. Shea v. eHealth, Inc., et al., Case No. 21-cv-11777 (the “DOJ Action”), was brought by a relator, a former employee of one of the Company’s direct competitors, and was filed and remained under seal until it was unsealed by order of the U.S. District Court for the District of Massachusetts dated May 1, 2025. On the same date, the Company also became aware that the relator had filed a sealed amended complaint in the qui tam action on April 29, 2025, which complaint was also unsealed by the Court’s order. The complaints allege that the Company and the other defendants named therein violated the Federal False Claims Act by engaging in various allegedly improper sales and marketing practices. The complaints seek, among other things, treble damages, civil penalties and costs. The Company denies the allegations made in the complaints and plans to defend the suit vigorously.

On August 19, 2025, the Company and co-defendants eHealth, Inc., GoHealth, Inc., Aetna Life Insurance Company, Humana Inc., and Elevance Health, Inc., and certain of their corporate affiliates, filed a joint motion to dismiss the government’s complaint for failure to state a claim upon which relief can be granted. The government’s response to the motion to dismiss is due October 20, 2025.

On August 11, 2025, a putative securities class action lawsuit captioned Pahlkotter v. SelectQuote, Inc., et al., Case No. 1:25-cv-06620 (the “Pahlkotter Action”), was filed in the U.S. District Court for the Southern District of New York against the Company and three of its current and former executive officers. The complaint asserts claims for securities law violations relating to the allegations set forth in the DOJ Action. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs.

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

13.SHAREHOLDERS' EQUITY

Common Stock—As of June 30, 2025, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	18,780,459
Stock awards available for grant under 2020 Plan	3,632,285
Options outstanding under 2003 Plan	428,567
Total	22,841,470

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

The number of shares of common stock available for issuance as of June 30, 2025, pursuant to future awards under the Company's 2020 Stock Plan is 3,632,285. The number of shares of the Company's common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISO's will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its share-based compensation awards in accordance with ASC 718, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2025	2024	2023
Share-based compensation related to:
Equity classified stock options	$1,607	$2,733	$3,249
Equity classified RSU's	10,070	7,701	5,958
Equity classified PSU's	—	33	100
Equity classified PVU's	6,680	3,349	1,876
Total	$18,357	$13,816	$11,183

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

During the year ended June 30, 2025 and 2024, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2024	3,677,964	$11.81
Options granted	—	—
Options exercised	(153,480)	2.12
Options forfeited/expired/cancelled	(186,459)	10.92
Outstanding—June 30, 2025	3,338,025	$12.30	5.45	$286,969
Vested and exercisable—June 30, 2025	2,881,754	$12.62	5.30	$286,969

As of June 30, 2025, there was $0.3 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 0.45 years.

The Company received $0.1 million, $0.1 million, and $0.6 million of cash in connection with stock options exercised during the years ended June 30, 2025, 2024, and 2023, respectively.

Restricted Stock—The Company grants RSU's to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSU's is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	8,441,168	$1.91
Granted	4,074,197	3.01
Vested	(3,742,212)	2.15
Forfeited	(383,965)	2.68
Unvested as of June 30, 2025	8,389,188	$2.30

As of June 30, 2025, there was $10.9 million of unrecognized share-based compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted-average period of 1.74 years.

Performance Stock—Based upon the terms of the PSU’s granted, if certain performance metrics are met, PSU’s vest at the end of a three-year performance period. The fiscal year 2021 tranche vested on September 13, 2023, at 13% of the target and 14,477 shares were issued. The fiscal year 2022 tranche did not reach the target as of June 30, 2024, and no shares vested thus all PSU’s were forfeited back to the 2020 Stock Plan. As of June 30, 2025, there were no remaining PSU’s granted thus there was no unrecognized compensation cost related to unvested performance stock units granted.

Price-Vested Units—During the years ended June 30, 2025, and 2024, the Company issued PVU’s for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. For the awards granted during the years ended June 30, 2025 and 2024, they are divided into three and four separate tranches, each with a different price hurdle which is measured as the average trading price over 60 calendar days on a rolling daily basis, over a performance period of five years. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine or twelve tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s granted during the year ended June 30, 2025:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	772,027	$3.98	$3.13	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 2	772,020	$3.75	$6.00	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 3	772,027	$3.49	$9.00	August 1, 2024 - August 1, 2029	1.31 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVU’s awarded during the year June 30, 2024:

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

The Company used the following weighted-average assumptions for the PVU’s granted during the period presented below:

	Shares Granted August 1, 2024	Shares Granted February 1, 2024	Shares Granted August 1, 2023
Share price as of grant date	$4.01	$1.11	$1.38
Volatility	88.8%	90.8%	94.3%
Risk-free interest rate	3.8%	3.7%	4.1%
Cost of Equity	12.6%	11.6%	9.2%
Dividend yield	—%	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the year ended June 30, 2025:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2024	6,170,385	$1.37
Granted	2,316,074	3.74
Vested	(831,224)	1.32
Forfeited	(173,422)	2.01
Unvested as of June 30, 2025	7,481,813	$2.11

During the year ended June 30, 2025, the $2.50, $3.13 and $4.00 stock price hurdles were achieved. As a result, one-third of the awards in the first tranche of PVU’s with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, two-thirds of the awards in the first tranche of PVU’s with a $4.00 price hurdle that were granted during the three months ended September 30, 2022 vested, and one-third of the awards in the first tranche of PVU’s with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 will vest on the one year anniversary of issuance.

As of June 30, 2025, there was $5.0 million of unrecognized share-based compensation cost related to unvested PVU’s granted, which is expected to be recognized over a weighted-average period of 1.39 years.

ESPP—The purpose of the Company’s ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of June 30, 2025 there are 159 shares reserved for future issuance under the plan.

14.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2025	2024	2023
Senior:
Medicare advantage commissions	$518,031	$569,648	$500,501
Other Senior commissions	11,397	11,237	8,733
Other services	70,965	74,964	80,897
Total Senior revenue	600,393	655,849	590,131
Healthcare Services:
Pharmacy	728,753	464,853	239,547
Other services	13,952	13,655	12,528
Total Healthcare Services revenue	742,705	478,508	252,075
Life:
Term commissions	74,685	73,980	70,094
Final expense commissions	78,175	64,138	56,488
Other services	20,118	19,812	19,250
Total Life revenue	172,978	157,930	145,832
All other:
Commissions	17,308	35,244	20,450
Other services	718	984	1,412
Total All other revenue	18,026	36,228	21,862
Eliminations:
Commissions	(3,339)	(2,567)	(2,796)
Other services	(4,169)	(4,172)	(4,256)
Total Elimination revenue	(7,508)	(6,739)	(7,052)
Total Commissions and other services revenue	797,841	856,923	763,301
Total Pharmacy revenue	728,753	464,853	239,547
Total Revenue	$1,526,594	$1,321,776	$1,002,848

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$840,498
Commission revenue from revenue recognized	279,575
Net commission revenue adjustment from change in estimate	3,436
Amounts recognized as accounts receivable, net	(242,192)
Balance as of June 30, 2024	$881,317
Commission revenue from revenue recognized	317,787
Net commission revenue adjustment from change in estimate	(4,468)
Amounts recognized as accounts receivable, net	(243,808)
Balance as of June 30, 2025	$950,828

For the year ended June 30, 2025, the $4.5 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $0.9 million for Life and a negative adjustment of $7.7 million for Senior. The remaining positive adjustment of $2.3 million relates to the Company’s All other non-reportable segment. Refer to Note 17 to the consolidated financial statements for further details on the Company’s reportable segments.

For the year ended June 30, 2024, the $3.4 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes positive adjustments of $2.9 million for the Company’s All other non-reportable segment, $0.4 million for Senior, and $0.1 million for Life.

The Company’s contract liabilities on the consolidated balance sheets represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2023	$1,691
Commission and other services revenue recognized	(30,927)
Amounts recognized as contract liabilities	37,302
Balance as of June 30, 2024	$8,066
Commission and other services revenue recognized	(34,808)
Amounts recognized as contract liabilities	27,440
Balance as of June 30, 2025	$698

15.INCOME TAXES

Income tax expense (benefit) consists of the following for the periods presented:

	Year Ended June 30,
(in thousands)	2025	2024	2023
Current income taxes:
Federal	$(1,527)	$2,523	$102
State	952	1,286	544
Total	(575)	3,809	646

Deferred income taxes:
Federal	1,192	(2,805)	(12,365)
State	314	4,055	1,119
Total	1,506	1,250	(11,246)

Income tax expense (benefit)	$931	$5,059	$(10,600)

The Company’s statutory federal tax rate was 21% for each of the years ended June 30, 2025, 2024, and 2023, respectively. The Company’s blended state tax rate (net of federal benefit) was 4.27%, 5.29%, and 4.66% for the years ended June 30, 2025, 2024, and 2023, respectively.

The differences from the Company’s federal statutory tax rate to the effective tax rate shown below for the year ended June 30, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible change in fair value of warrants adjustment, excess officer and stock compensation, and general business credits. For the year ended June 30, 2024, the differences were primarily related to state income taxes, revaluation of deferred tax attributes, and the recording of a valuation allowance for federal and state tax attributes for which the Company does not believe will more likely than not be utilized. For the year ended June 30, 2023, the differences were primarily related to state income taxes, RSU vestings, executive officer compensation, and the recording of a valuation allowance for state tax attributes that the Company does not expect to utilize prior to expiration.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law. The Company is evaluating the legislation and its effect on our consolidated financial statements, which will be reflected in the three month period ended September 30, 2025. The Company does not expect a material impact to our financial statements as a result of the legislation.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Differences in income tax expense resulting from:
State income taxes	1.7	5.9	3.1
Executive officer compensation	3.7	(0.4)	(1.1)
Equity compensation	(3.7)	(0.7)	(1.1)
Change in valuation allowance	27.4	(37.0)	(5.4)
Change in state tax rate	(16.8)	12.1	—
Deferred adjustments	—	(0.8)	(1.1)
Deferred revaluation	—	(17.6)	—
Transaction costs	1.8	—	—
Warrant mark-to-market	(25.8)	—	—
General business credit	(5.7)	—	—
Return to provision adjustments	(2.2)	—	—
Other	0.5	0.1	(0.1)
Effective income tax rate	1.9%	(17.4)%	15.3%

Significant components of the deferred tax assets and liabilities were as follows as of June 30:

(in thousands)	2025	2024
Deferred tax assets:
Accruals and other	$11,165	$23,498
Lease liability	8,187	7,994
Interest expense limitation	75,708	56,309
Net operating losses	150,643	149,780
Credit carryforward	5,068	4,393
Basis difference in fixed and amortizable assets	13,289	11,310
Total deferred tax assets	264,060	253,284
Less: Valuation allowance	(28,083)	(14,476)
Deferred tax assets, net of valuation allowance	$235,977	$238,808

Deferred tax liabilities:
Commissions receivable	$(266,600)	$(268,656)
Lease right-of-use asset	(6,617)	(6,175)
Other	(632)	—
Interest rate swap	—	(1,455)
Total deferred tax liabilities	(273,849)	(276,286)

Net long-term deferred tax liabilities	$(37,872)	$(37,478)

The Company has established a valuation allowance on certain deferred tax assets associated with federal and state specific net operating losses (“NOL”) and credits that are not more likely than not to be realized. For the year-ended June 30, 2025, the Company increased the valuation allowance by $13.6 million. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. Aside from the certain deferred tax asset related to federal and state credits noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of June 30, 2025 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

As of June 30, 2025, the Company has NOL carryforwards for federal and state income tax purposes of $541.1 million and $724.5 million, respectively. All remaining federal NOLs may be carried forward indefinitely. The state carryforwards will expire during tax years 2026 through 2045. As of June 30, 2025, the Company has federal tax credit carryforwards of $1.0 million and state income tax credit carryforwards of $5.6 million. These state tax credits will expire during tax years 2024 through 2037.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2021 through 2023 and state tax returns from tax years 2020 through 2023 remain open to examination by significant domestic taxing jurisdictions to which the Company is subject. The statute of limitations for federal and state tax returns may be extended upon utilization of NOL carryforwards.

Uncertain Tax Positions

The benefits of uncertain tax positions are recorded in the Company's consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of June 30, 2025, the Company had gross unrecognized tax benefits of $0.4 million, consisting of $0.4 million related to prior year tax positions and less than $0.1 million related to current year tax positions. There were no gross unrecognized tax benefits as of June 30, 2024. If recognized, these benefits would reduce the Company’s effective tax rate in future periods.

	Year Ended June 30,
(in thousands)	2025	2024
Balance as of June 30, 2024	$—	$—
Additions for UTP’s of prior years	350	—
Decreases for UTP’s of prior years	—	—
Additions for UTP’s of current year	49	—
Decreases related to audit settlements	—	—
Balance as of June 30, 2025	$399	$—

16.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of June 30, 2025, the Company included the Tranche A Senior Non-

Convertible Preferred Stock Warrants (excluding the Contingent Warrants) outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants.

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

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Year Ended June 30,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss) attributable to common shareholders, basic	$25,032	$(34,125)	$(58,544)
Change in fair value of warrants(1)	(22,607)	—	—
Net income (loss) attributable to common shareholders, diluted	2,425	(34,125)	(58,544)
Denominator:
Weighted-average common stock outstanding, basic	176,148	168,519	166,140
Stock options outstanding to purchase shares of common stock including unvested RSU's and from the ESPP(2)	4,458	—	—
Dilutive effect of warrants to purchase common stock	1,289	—	—
Weighted-average common stock outstanding, diluted	181,895	168,519	166,140

Net income (loss) per share—basic:	$0.14	$(0.20)	$(0.35)

Net income (loss) per share—diluted:	$0.01	$(0.20)	$(0.35)
(1) Includes the change in fair value of warrant liabilities to the extent the related warrants to purchase common stock are dilutive.
(2) Excluded from the computation of net income (loss) per share-diluted for the years ended June 30, 2024, and 2023 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Year Ended June 30,
(in thousands)	2025	2024	2023
Stock options outstanding to purchase shares of common stock, unvested RSU's and shares from the ESPP	3,799	12,204	8,456

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2025	2024	2023
Shares subject to outstanding PVU’s	7,437	6,243	4,346
Shares subject to outstanding PSU's	—	—	9
Total	7,437	6,243	4,355

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock for the periods presented:

	Year Ended June 30,
(in thousands)	2025	2024	2023
Warrants to purchase shares of common stock	8,932	—	—

17.SEGMENT INFORMATION

As of July 1, 2024, the Company realigned its reportable segments for fiscal year 2025. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280, Segment Reporting (“ASC 280”). As a result, the Auto & Home business will be included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

The Company’s operating segments and reportable segments have been determined in accordance with ASC 280. We currently have three reportable segments: i) Senior, ii) Healthcare Services, and iii) Life. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Healthcare Select, and SPM. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products. The All Other category is reflective of the revenue generated from selling individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-based compensation expense, depreciation and amortization, goodwill, long-lived asset and intangible asset impairments, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations.

Our operating segments are determined based on how our chief executive officer, who also serves as our CODM, manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as the Company’s described Note 1 to the consolidated financial statements.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Year Ended June 30, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$593,335	$742,338	$172,895	$1,508,568
Intersegment revenue	7,058	367	83	7,508
Total revenue from reportable segments	$600,393	$742,705	$172,978	$1,516,076
All other revenue (1)				18,026
Eliminations of intersegment revenues				(7,508)
Total consolidated revenue				$1,526,594
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$600,393	$742,705	$172,978	$1,516,076
Less:
Cost of commissions and other services revenue	(201,933)	(25,163)	(65,047)
Cost of goods sold - pharmacy revenue	—	(625,389)	—
Marketing expense (1)	(234,335)	(8,038)	(80,269)
Technical development (2)	—	(2,187)	—
Selling, general, and administrative (3)	(2,454)	(56,541)	(993)
Adjusted Segment EBITDA	$161,671	$25,387	$26,669	$213,727
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				10,597
Corporate (5)				(98,070)
Share-based compensation expense				(18,357)
Transaction costs (6)				(14,617)
Depreciation and amortization				(20,460)
Loss on disposal of property, equipment, and software, net				(240)
Impairment of long-lived assets				(4,209)
Change in fair value of warrants				59,525
Interest expense, net				(79,385)
Income before income tax expense (benefit)				$48,511
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that don’t actually become members.

(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($65.1 million), professional services ($17.2 million), and facilities ($5.7 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.8 million) and financing transaction costs ($13.8 million).

Year Ended June 30, 2024

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$649,232	$478,491	$157,826	$1,285,549
Intersegment revenue	6,617	17	104	6,738
Total revenue from reportable segments	$655,849	$478,508	$157,930	$1,292,287
All other revenue (1)				36,228
Eliminations of intersegment revenues				(6,739)
Total consolidated revenue				$1,321,776
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$655,849	$478,508	$157,930	$1,292,287
Less:
Cost of commissions and other services revenue	(216,348)	(17,438)	(60,017)
Cost of goods sold - pharmacy revenue	—	(400,821)	—
Marketing expense (1)	(269,867)	(6,260)	(76,513)
Technical development (2)	—	(915)	—
Selling, general, and administrative (3)	(2,890)	(45,253)	(1,236)
Adjusted Segment EBITDA	$166,744	$7,821	$20,164	$194,729
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				14,127
Corporate (5)				(91,863)
Share-based compensation expense				(13,816)
Transaction costs (6)				(13,158)
Depreciation and amortization				(24,998)
Loss on disposal of property, equipment, and software, net				(536)
Interest expense, net				(93,551)
Loss before income tax expense (benefit)				$(29,066)
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that don’t actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($61.7 million), professional services ($17.8 million), and facilities ($4.2 million).
(6) These expenses primarily consist of financing transaction costs.

Year Ended June 30, 2023

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$583,271	$252,075	$145,640	$980,986
Intersegment revenue	6,860	—	192	7,052
Total revenue from reportable segments	$590,131	$252,075	$145,832	$988,038
All other revenue (1)				21,862
Eliminations of intersegment revenues				(7,052)
Total consolidated revenue				$1,002,848
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$590,131	$252,075	$145,832	$988,038
Less:
Cost of commissions and other services revenue	(210,229)	(13,363)	(53,666)
Cost of goods sold - pharmacy revenue	—	(222,347)	—
Marketing expense (1)	(221,579)	(5,035)	(67,895)
Technical development (2)	—	(274)	—
Selling, general, and administrative (3)	(3,246)	(33,825)	(1,198)
Adjusted Segment EBITDA	$155,077	$(22,769)	$23,073	$155,381
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				81
Corporate (5)				(81,159)
Share-based compensation expense				(11,310)
Transaction costs (6)				(5,569)
Depreciation and amortization				(27,881)
Loss on disposal of property, equipment, and software, net				(749)
Impairment of long-lived assets				(17,332)
Interest expense, net				(80,606)
Loss before income tax expense (benefit)				$(69,144)
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that don’t actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($51.4 million), professional services ($19.4 million), and facilities ($5.4 million).
(6) These expenses primarily consist of financing transaction costs.

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2025, three insurance carrier customers accounted for 37% (UHC), 15% (Aetna), and 11% (Humana) of total revenue. For the year ended June 30, 2024, three insurance carrier customers accounted for 30% (UHC), 17% (Humana), and 16% (Aetna) of total revenue. For the year ended June 30, 2023, two insurance carrier customers accounted for 33% (UHC) and

20% (Humana) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

18.RELATED-PARTY TRANSACTIONS

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The total lead generation revenue earned was less than $0.1 million for the years ended June 30, 2025, 2024, and 2023, which is recorded in commissions and other service revenue in the consolidated statements of comprehensive income (loss), as a result of this relationship. The Company did not have any outstanding accounts receivable as of June 30, 2025, and 2024.

The Company has also purchased leads from this senior healthcare distribution platform. Lead costs incurred with this firm for the years ended June 30, 2025, 2024, and 2023 were not material. The Company did not have any outstanding payables with this firm as of June 30, 2025, and 2024. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2025, 2024, and 2023.

The Company leases operating facilities for SelectRx from an Executive Vice President of SelectRx. Refer to Note 4 for a discussion of our related party lease.

19.     SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events.

On July 25, 2025, the Company entered into the Thirteenth Amendment to its Credit Agreement, which among other things, extended the Revolving Credit Facility Termination Date to September 30, 2027. In connection with the amendment, the Company paid a fee of $0.1 million to its Revolving Credit Facility lenders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), and chief accounting officer (principal accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, utilizing the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. Its report is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 21, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
August 21, 2025

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the 2025 Proxy Statement, to be filed with the SEC, under the heading “Proposal One: Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s executive officers is contained in the 2025 Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the 2025 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is contained in the 2025 Proxy Statement under the heading “Corporate Governance—Stockholder Recommendations and Nominations to the Board” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the 2025 Proxy Statement under the heading “Corporate Governance —Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to the compensation of our directors and executive officers is contained in the 2025 Proxy Statement under the headings “Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” respectively, and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the 2025 Proxy Statement under the heading “Executive Compensation—Compensation and Risk" and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the 2025 Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the 2025 Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence is contained in the 2025 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance—Board Meetings and Committees” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2025 Proxy Statement under the heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference in this Annual Report on Form 10-K.

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
3.3
Certificate of Designations with respect to Senior Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 28, 2025)

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
4.5*
Form of Tranche A Warrant, dated as of February 28, 2025 (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 28, 2025)

4.6*
Form of Tranche B Warrant, dated as of February 28, 2025 (incorporated by reference to Exhibit 4.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 28, 2025)

4.7*
Form of Tranche C Warrant, dated as of February 28, 2025 (incorporated by reference to Exhibit 4.3 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 28, 2025)

4.8*
Indenture, dated as of October 15, 2024, between SQ ABS Issuer, LLC, and UMB Bank, National Association, as indenture trustee, paying agent, securities intermediary, and as note registrar (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Current Report on Form 8-K/A (File No. 001-39295) filed with the SEC on October 18, 2024)

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
10.4#**
Executive Employment Agreement, dated as of February 10, 2023, by and between SelectQuote Insurance Services and Ryan M. Clement (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 10, 2023)

10.5#
Employment Agreement, dated as of October 26, 2019, by and between the Company and Daniel "Al" Boulware (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)

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

10.15#	Form of Cash Award Agreement under SelectQuote, Inc.'s 2020 Omnibus Incentive Plan
10.16#
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

10.18.5	Fifth Amendment to Credit Agreement, dated as of May 5, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 10, 2023)
10.18.6	Sixth Amendment to Credit Agreement, dated as of September 11, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.15.6 to SelectQuote, Inc.’s Quarterly Report on Form 10-K (File No. 001-39295) filed with the SEC on September 13, 2023)
10.18.7
Seventh Amendment to Credit Agreement, dated as of November 1, 2023, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on November 3, 2023)

10.18.8
Eighth Amendment to Credit Agreement, dated as of February 7, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on February 8, 2024)

10.18.9
Ninth Amendment to Credit Agreement, dated as of May 8, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Quarterly Report on Form 10-Q (File No. 001-39295) filed with the SEC on May 9, 2024)

10.18.10
Tenth Amendment to Credit Agreement, dated as of September 12, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, and Wilmington Trust, National Association, as administrative agent (incorporated by reference to Exhibit 10.15.10 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on September 13, 2024)

10.18.11
Eleventh Amendment to Credit Agreement, dated as of October 15, 2024, by and among SelectQuote, Inc., the lenders and other parties thereto, Wilmington Trust, National Association, as the resigning administrative agent, and Ares Capital Corporation, as the successor administrative agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on October 16, 2024)

10.18.12*
Twelfth Amendment to Credit Agreement, dated as of February 10, 2025, by and among SelectQuote, Inc., the lenders and other parties thereto, Ares Capital Corporation, as the administrative agent, and UMB Bank, N.A., as the revolver agent (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.18.13
Thirteenth Amendment to Credit Agreement, dated as of July 25, 2025, by and among SelectQuote, Inc., the lenders and other parties thereto, Ares Capital Corporation, as the administrative agent, and UMB Bank, N.A., as the revolver agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on July 29, 2025)

10.19*
Note Purchase Agreement, dated as of October 15, 2024, by and between SQ ABS Issuer, LLC, and UMB Bank, N.A., as indenture trustee, paying agent, securities intermediary, and note registrar (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K/A (File No. 001-39295) filed with the SEC on October 18, 2024)

10.20*
Senior Preferred Purchase Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings LLC (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.21*
Senior Preferred Purchase Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings II LLC (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.22
Form of Issued Warrant, dated as of October 15, 2024 (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on October 16, 2024)

10.23
Director Designation Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings LLC (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.24
Director Designation Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings II LLC (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

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
*    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy of any omitted exhibit or schedule upon request by the SEC.
**    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
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

SELECTQUOTE, INC.

By:	/s/ Timothy Danker
Name:	Timothy Danker
Title:	Chief Executive Officer
Date:	August 21, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 21, 2025.

	Signature	Title

By:	/s/ Timothy Danker	Chief Executive Officer and Director
	Timothy Danker	(Principal Executive Officer)

By:	/s/ Ryan M. Clement	Chief Financial Officer
	Ryan Clement	(Principal Financial Officer)

By:	/s/ Stephanie Fisher	Chief Accounting Officer
	Stephanie Fisher	(Principal Accounting Officer)

By:	/s/ Donald L. Hawks III	Chairman of the Board of Directors
Donald L. Hawks III

By:	/s/ Earl H. Devanny III	Director
Earl H. Devanny III

By:	/s/ Denise L. Devine	Director
Denise L. Devine

By:	/s/ Kavita K. Patel	Director
Kavita K. Patel

By:	/s/ Raymond F. Weldon	Director
Raymond F. Weldon

By:	/s/ Christopher Wolfe	Director
Christopher Wolfe

By:	/s/ Srdjan Vukovic	Director
Srdjan Vukovic