Form 10-Q
period 2025-09-30
SelectQuote, Inc.
filed 2025-11-06
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had outstanding 175,971,744 shares of common stock as of October 31, 2025.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	June 30, 2025
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$14,461	$35,733
Accounts receivable, net of allowances of $11.6 million and $11.8 million, respectively	104,485	151,388
Commissions receivable-current	193,395	132,077
Other current assets	19,622	21,844
Total current assets	331,963	341,042
COMMISSIONS RECEIVABLE—Net	786,434	818,751
PROPERTY AND EQUIPMENT—Net	14,377	14,577
SOFTWARE—Net	15,782	15,060
OPERATING LEASE RIGHT-OF-USE ASSETS	23,615	24,635
INTANGIBLE ASSETS—Net	1,689	1,973
GOODWILL	29,438	29,438
OTHER ASSETS	3,678	3,880
TOTAL ASSETS	$1,206,976	$1,249,356
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,567	$59,205
Accrued expenses	50,001	13,856
Accrued compensation and benefits	49,816	58,788
Operating lease liabilities—current	4,886	4,820
Current portion of long-term debt	68,337	68,523
Contract liabilities	1,971	698
Other current liabilities	6,152	7,020
Total current liabilities	215,730	212,910
LONG-TERM DEBT, NET—less current portion	324,812	316,589
DEFERRED INCOME TAXES	28,703	37,872
OPERATING LEASE LIABILITIES	24,812	25,982
OTHER LIABILITIES	65,993	80,485
Total liabilities	660,050	673,838
COMMITMENTS AND CONTINGENCIES (Note 10)

	September 30, 2025	June 30, 2025
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively, current liquidation preference of $380.4 million and $367.1 million as of September 30, 2025 and June 30, 2025.	241,856	224,374
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 175,946,798 and 172,816,730 shares issued and outstanding as of September 30, 2025 and June 30, 2025.	1,759	1,728
Additional paid-in capital	555,959	571,605
Accumulated deficit	(252,648)	(222,189)
Total shareholders’ equity	305,070	351,144
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,206,976	$1,249,356

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,
	2025	2024
REVENUE:
Commissions and other services	$110,267	$139,380
Pharmacy	218,544	152,883
Total revenue	328,811	292,263
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	69,101	65,733
Cost of goods sold—pharmacy revenue	192,779	129,524
Marketing and advertising	61,947	63,764
Selling, general, and administrative	35,819	36,145
Technical development	9,911	9,074
Total operating costs and expenses	369,557	304,240
LOSS FROM OPERATIONS	(40,746)	(11,977)
INTEREST EXPENSE, NET	(11,808)	(23,031)
CHANGE IN FAIR VALUE OF WARRANTS	15,036	—
OTHER EXPENSE, NET	(145)	(12)
LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(37,663)	(35,020)
INCOME TAX EXPENSE (BENEFIT)	(7,204)	9,526
NET LOSS	$(30,459)	$(44,546)
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(17,482)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(47,941)	$(44,546)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$(0.26)	$(0.26)
Diluted	$(0.26)	$(0.26)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	185,816	170,431
Diluted	185,816	170,431

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss, net of related tax benefit of $0.0 million and $0.0 million	—	(39)
Amount reclassified into earnings, net of related tax benefit of $0.0 million and $1.0 million	—	(2,746)
OTHER COMPREHENSIVE LOSS	—	(2,785)
COMPREHENSIVE LOSS	$(30,459)	$(47,331)

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2025	172,817	$1,728	$571,605	$(222,189)	$—	$351,144
Net loss	—	—	—	(30,459)	—	(30,459)
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,620	26	(2,064)	—	—	(2,038)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	510	5	(427)	—	—	(422)
Share-based compensation expense	—	—	4,327	—	—	4,327
Senior Non-Convertible Preferred Stock accretion	—	—	(4,176)	—	—	(4,176)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(13,306)	—	—	(13,306)
BALANCES-September 30, 2025	175,947	$1,759	$555,959	$(252,648)	$—	$305,070

Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net loss	—	—	—	(44,546)	—	(44,546)
Gain on cash flow hedge, net of tax	—	—	—	—	(39)	(39)
Amount reclassified into earnings, net of tax	—	—	—	—	(2,746)	(2,746)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	42	—	38	—	—	38
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	1,955	20	(3,666)	—	—	(3,646)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	115	1	(270)	—	—	(269)
Share-based compensation expense	—	—	3,846	—	—	3,846
BALANCES-September 30, 2024	171,497	$1,715	$580,712	$(314,315)	$1,327	$269,439
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,459)	$(44,546)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	4,300	5,599
Loss on disposal of property, equipment, and software	—	68
Share-based compensation expense	4,327	3,846
Deferred income taxes	(9,168)	9,526
Amortization of debt issuance costs and debt discount	1,184	1,064
Accrued interest payable in kind	—	5,289
Change in fair value of warrants	(15,036)	—
Non-cash lease expense	1,021	903
Changes in operating assets and liabilities:
Accounts receivable, net	46,902	50,501
Commissions receivable	(29,001)	(38,466)
Other assets	2,371	(3,516)
Accounts payable and accrued expenses	11,395	12,761
Operating lease liabilities	(1,105)	(1,127)
Other liabilities	(8,354)	(18,512)
Net cash used in operating activities	(21,623)	(16,610)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,058)	(442)
Purchases of software and capitalized software development costs	(2,926)	(2,132)
Net cash used in investing activities	(3,984)	(2,574)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	80,000	—
Payments on revolving credit facility	(65,000)	—
Payments on Term Loans	(3,573)	(8,471)
Payments on ABS Notes	(4,543)	—
Payments on other debt	(112)	(30)
Proceeds from common stock options exercised and employee stock purchase plan	—	38
Payments of tax withholdings related to net share settlement of equity awards	(2,460)	(3,915)
Payments of debt issuance costs	(72)	(684)
Net cash provided by (used in) financing activities	4,240	(13,062)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,367)	(32,246)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	37,066	42,690
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$15,699	$10,444

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(10,380)	$(17,024)
Payment of income taxes, net	(220)	(2,224)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	573	372
Senior Non-Convertible Preferred Stock accretion	4,176	—
Senior Non-Convertible Preferred Stock accumulated dividends	13,306	—
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for selling insurance policies and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and also includes a small lead generation business. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx, Population Health, and SelectPatient Management (“SPM”). SelectRx is a Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management. Population Health uses data from personal Health Risk Assessments (“HRAs”) completed by our agents to connect the consumer to the relevant health-related service, like SelectRx, SPM, or one of our many health-related partners. SPM launched in 2024 from the acquisition of an existing chronic care management platform, helps patients navigate their chronic conditions and manage them using a comprehensive treatment plan.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission on August 21, 2025 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2026, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2025.

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

Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows to the corresponding amounts shown in the condensed consolidated balance sheets.

(in thousands)	September 30, 2025	June 30, 2025
Current assets:
Cash and cash equivalents	$10,745	$32,400
Restricted cash - current	3,716	3,333
Total current assets	14,461	35,733
Other assets:
Other assets	1,238	1,333
Total cash, cash equivalents and restricted cash	$15,699	$37,066

Recent Accounting Pronouncements Adopted—In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements, which removes references to non-authoritative Concepts Statements from the FASB Accounting Standards Codification. The standard is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods. The Company adopted this ASU on a prospective basis as of July 1, 2025. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2025	June 30, 2025
Computer hardware	$18,853	$17,680
Machinery and equipment(1)	18,515	18,239
Leasehold improvements	17,400	17,390
Furniture and fixtures	4,671	4,671
Work in progress	216	229
Total	59,655	58,209
Less accumulated depreciation(2)	(45,278)	(43,632)
Property and equipment—net	$14,377	$14,577
(1) Includes financing lease right-of-use assets.
(2) During the three months ended September 30, 2025, the Company disposed of less than $0.1 million of fully depreciated property and equipment.

Work in progress as of September 30, 2025 and June 30, 2025, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended September 30, 2025, and 2024, was $1.9 million, and $2.5 million, respectively.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2025	June 30, 2025
Software	$29,591	$28,306
Work in progress	1	18
Total	29,592	28,324
Less accumulated amortization(1)	(13,810)	(13,264)
Software—net	$15,782	$15,060
(1) During the three months ended September 30, 2025, the Company disposed of $1.6 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the years ended September 30, 2025, and 2024, the Company capitalized internal-use software and website development costs of $2.9 million, and $2.3 million, respectively, and recorded amortization expense of $2.1 million, and $2.0 million, respectively.

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

During the three months ended September 30, 2025, the Company entered into one finance lease and added equipment to two existing finance leases, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $0.4 million.

During the three months ended September 30, 2024, the Company entered into four finance leases for equipment with commencement dates August 1, 2024 and September 19, 2024, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.3 million.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2025	2024
Finance lease costs(1)	$225	$98
Operating lease costs(2)	1,929	1,750
Short-term lease costs	66	63
Variable lease costs(3)	236	147
Sublease income	(526)	(564)
Total net lease costs	$1,930	$1,494
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

Maturities of Lease Liabilities—As of September 30, 2025, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2026	$6,042	$576	$6,618
2027	7,267	722	7,989
2028	6,906	690	7,596
2029	7,006	417	7,423
2030	4,615	30	4,645
Thereafter	12,985	—	12,985
Total undiscounted lease payments	44,821	2,435	47,256
Less: interest	15,123	499	15,622
Present value of lease liabilities	$29,698	$1,936	$31,634

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

As of September 30, 2025, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2026	$1,806
2027	2,102
2028	1,931
2029	1,931
2030	161
Total sublease income	$7,931

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	September 30, 2025			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,423	$(1,396)	$27	$17,492	$(4,209)	$(13,252)	$31
Trade name	—	—	—	2,680	—	(2,680)	—
Proprietary software	4,342	(2,693)	1,649	4,342	—	(2,418)	1,924
Non-compete agreements	100	(87)	13	100	—	(82)	18
Total intangible assets	$5,865	$(4,176)	$1,689	$24,614	$(4,209)	$(18,432)	$1,973

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025 and 2024, amortization expense related to intangible assets totaled $0.3 million and $1.0 million, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive loss. The weighted-average remaining useful life of intangible assets was 1.5 years and 1.8 years as of September 30, 2025 and June 30, 2025, respectively.

As of September 30, 2025, expected amortization expense in future fiscal periods were as follows (in thousands):

	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder of 2026	$825	$13	$13	$851
2027	824	—	14	838
Total	$1,649	$13	$27	$1,689

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of September 30, 2025, the Company’s goodwill balance of $29.4 million, all of which is assigned to the Healthcare Services reporting unit and reportable segment, was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three months ended September 30, 2025 and 2024, there were no indicators of impairment.

6.DEBT

Debt consisted of the following:

(in thousands)	September 30, 2025	June 30, 2025
Revolving credit facility	$15,000	$—
Term Loans	310,427	314,000
Class A Notes	47,328	50,054
Class B Notes	31,552	33,369
Unamortized debt issuance costs and debt discount	(11,158)	(12,311)
Total debt	393,149	385,112
Less current portion of long-term debt:	(68,337)	(68,523)
Long-term debt	$324,812	$316,589

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Term Loans as of September 30, 2025 are as follows:

(in thousands)	Remainder fiscal 2026	2027	2028	2029	Total
Revolving credit facility	$—	$—	$15,000	$—	$15,000
Term Loans	50,436	13,164	246,827	—	310,427
Class A Notes	8,991	10,593	8,650	19,094	47,328
Class B Notes	5,994	7,062	5,767	12,729	31,552
Total obligations	$65,421	$30,819	$276,244	$31,823	$404,307

As of September 30, 2025, the Company was in compliance with all financial covenants pursuant to its debt obligations.

Significant changes in the Company’s debt during the three months ended September 30, 2025 were as follows:

Senior Secured Credit Facility

On November 5, 2019, the Company entered into a credit agreement (together with any subsequent amendments, the “Senior Secured Credit Facility”) with Wilmington Trust, National Association, as administrative agent, UMB Bank, N.A., as revolver agent and revolving lender, and the other lenders party thereto. The Senior Secured Credit Facility, through additional amendments in subsequent years, has provided for total proceeds from borrowings of $887.3 million (the “Term Loans”) and a revolving credit facility with $56.7 million available to borrow as of September 30, 2025 (the “Revolving Credit Facility”).

Our quarterly principal payments are 0.625% of the principal balance as of the date of the eleventh amendment with the remaining balance due on the maturity date. The Term Loan maturity date is September 30,

2027. The Senior Secured Credit Facility contains customary affirmative and negative covenants and events of default and financial covenants requiring the Company and certain of its subsidiaries to maintain a minimum asset coverage ratio and minimum liquidity requirements.

On July 25, 2025, the Company entered into a thirteenth amendment (the “Thirteenth Amendment”) to the Senior Secured Credit Facility. The Thirteenth Amendment, among other things, extended the revolving termination date to September 30, 2027. Pursuant to the amendment, the Company paid fees of $0.1 million to its lenders.

The Term Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the sum of (a) cash interest in the amount of either, at the Company’s option, (i) SOFR (subject to a floor of 3.00%) plus 6.50% or (ii) a base rate plus 5.50%, and (b) payable in kind interest ranging from 0.00% to 3.00% determined based on the asset coverage ratio as of the end of the applicable test period. As of September 30, 2025, the Company’s payable in kind interest rate was 0.00%. The effective interest rate for the Term Loans as of September 30, 2025 was 10.8%. In accordance with the Twelfth Amendment, the interest rate may decrease prior to January 1, 2027 if the Company achieves certain repayment events. The Revolving Credit Facility accrues interest on amounts drawn at a rate per annum equal to either, at the Company’s option, (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%. The effective interest rate for the Revolving Credit Facility as of September 30, 2025 was 11.25%.

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

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of September 30, 2025, there were $40.8 million of Subject Renewal Commissions included on the condensed consolidated balance sheets.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The Company’s restricted cash balance totaled $4.9 million as of September 30, 2025, of which $3.7 million was included within cash, cash equivalents, and restricted cash and $1.2 million was classified as long-term and included within other assets on the Company’s condensed consolidated balance sheets.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of September 30, 2025 was 9.11% and 11.02%, respectively.

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

The Company incurred a total of $59.1 million in debt issuance costs and debt discounts related to the Senior Secured Credit Facility and Notes, of which $35.3 million in debt issuance costs were capitalized and $11.9 million in debt discounts were deferred. The costs associated with the Term Loans and Notes are being amortized using the effective interest method over the term of the respective debt instruments. The costs associated with the Revolving Credit Facility are being amortized on a straight-line basis over the remaining term of the Senior Secured Credit Facility. The amortization of debt issuance costs associated with the Company’s debt is included in interest expense, net in the Company’s condensed consolidated statements of comprehensive loss.

During the three months ended September 30, 2025, the Company repaid $4.5 million of the outstanding balance on the Notes.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of September 30, 2025, the Issuer’s liabilities included in the condensed consolidated balance sheets primarily consisted of the borrowings under the Indenture of $78.9 million.

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

Our calculation of the expected redemption price assumes redemption on the sixth anniversary date in accordance with the Senior Non-Convertible Preferred Stock Purchase Agreements. The Company has presented the Senior Non-Convertible Preferred Stock in temporary equity and is accreting the discount using the effective interest method. The implied effective interest rate is approximately 19.0% per annum.

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

8.Warrants to Purchase Shares of Common Stock

Eleventh Amendment Warrants

Concurrent with the entry into the Eleventh Amendment and Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 Eleventh Amendment Warrants to the term lenders under the Senior Secured Credit Facility. Each Eleventh Amendment Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Eleventh Amendment Warrant agreements. The exercise price of the Eleventh Amendment Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Eleventh Amendment Warrants vest upon the occurrence of a repayment milestone failure or, in the absence of a repayment milestone failure, in four ratable annual installments commencing on the one-year anniversary of the original issue date, whereas repayment milestone failure is defined as the failure to prepay the Term Loans in an aggregate principal amount of not less than $300.0 million. If a $350.0 million repayment event on the Term Loans occurs on or prior to December 31, 2025, and the first tranche warrant shares have not previously vested, then (i) the first tranche warrant shares shall be forfeited, and (ii) any vested first tranche warrant shares shall be cancelled. The Eleventh Amendment Warrants expire four years after the initial vesting date. As of September 30, 2025, none of the Eleventh Amendment Warrants had vested.

The Company evaluated the Eleventh Amendment Warrants under ASC 815, Derivatives and Hedging, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability. For the Eleventh Amendment Warrants, this conclusion was reached due to the variable settlement amount of the Eleventh Amendment Warrant shares. Therefore, the freestanding Eleventh Amendment Warrants are reflected as liabilities on the condensed consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying condensed consolidated statements of comprehensive loss.

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches: (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. Each Investor is entitled to receive one-half of each tranche of the Senior Non-Convertible Preferred Stock Warrants, subject to the conditions described below. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth in the Senior Non-Convertible Preferred Stock Purchase Agreements, upon issuance. On January 2, 2026, the Company will issue the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (“Contingent Warrants”) that are allocated to each Investor, provided that, if, on or prior to December 31, 2025 the Company has paid the Early Redemption Amount or any portion thereof, then the number of Contingent Warrants to be issued to the Investors on January 2, 2026 will be reduced pro rata by a percentage equal to the Early Redemption Amount divided by $50.0 million. If the Early Redemption Amount equals $50.0 million, then the Contingent Warrants will not be issued to either of the Investors. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of September 30, 2025, none of the Senior Non-Convertible Preferred Stock Warrants had been exercised.

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

Due to the Put Right, the Company evaluated the Senior Non-Convertible Preferred Stock Warrants under ASC 480 and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a liability. Therefore, the freestanding Senior Non-Convertible Preferred Stock Warrants are reflected as liabilities on the condensed consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in other expense in the accompanying condensed consolidated statements of comprehensive loss.

9. Fair Value Measurements

The Company determines the fair value of its financial instruments in accordance with the provisions of ASC 820, Fair Value Measurement (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and June 30, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$325	$—	$—	$325

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$63,621	$63,621

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$322	$—	$—	$322

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$78,657	$78,657

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

Warrant liability—The Company utilizes the Black-Scholes-Merton option pricing model for the liability classified warrants each reporting period, with changes in fair value recognized in the condensed consolidated statements of comprehensive loss. The estimated fair value of the liability classified warrants is determined using Level 3 inputs. Inherent in an option pricing model are estimates and assumptions related to expected share-price volatility, risk-free interest rate, expected dividend yield, and expected life. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities.

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

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

	September 30, 2025
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Stock price(1)	$1.96	$1.96	$1.96	$1.96
Exercise price	$3.00	$3.00	$3.00	$3.00
Expected volatility	109.15%	104.79%	102.60%	102.60%
Risk-free interest rate	3.61%	3.68%	3.78%	3.88%
Expected dividend-yield	—%	—%	—%	—%
Expected life	4.04 years	5.04 years	6.04 years	7.04 years
Fair value per warrant	$1.35	$1.43	$1.51	$1.59
(1) The stock price is based on the closing stock price as of September 30, 2025.

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

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	September 30, 2025
	Tranche A	Tranche B	Tranche C
Stock price(1)	$1.96	$1.96	$1.96
Exercise price	$0.01	$3.92	$5.50
Expected volatility	102.60%	102.60%	102.60%
Risk-free interest rate	4.08%	4.08%	4.08%
Expected dividend-yield	—%	—%	—%
Expected life	9.37 years	9.37 years	9.37 years
Fair value per warrant	$1.96	$1.69	$1.65
(1) The stock price is based on the closing stock price as of September 30, 2025.

Changes in Level 3 fair value measurements during the period ended September 30, 2025 were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2025	$78,657
Change in fair value	(15,036)
Balance as of September 30, 2025	$63,621

10.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 4 to the condensed consolidated financial statements for commitments related to our operating leases.

Purchase Commitments—The Company is party to a supply agreement that requires minimum monthly purchase commitments of approximately $12.7 million through February 28, 2027. The Company expects to meet these commitments in the normal course of business, and accordingly, no liability has been recorded in the condensed consolidated financial statements.

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024. On July 31, 2024, the Company filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 2, 2024, and the Company filed its reply to Plaintiffs’ opposition on November 1, 2024. On April 3, 2025, the court dismissed Plaintiffs’ second amended complaint. Plaintiffs filed a notice of appeal on May 5, 2025. On August 8, 2025, plaintiffs West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System filed a brief in support of their appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), and on August 13, 2025, the Second Circuit granted the parties’ joint stipulation dismissing Brookside Equity Partners LLC from the appeal. Defendant-appellees’ brief is due by November 7, 2025.

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

Other Matters

On May 1, 2025, the Company became aware the U.S. Attorney’s Office for the District of Massachusetts had filed a complaint partially intervening in a qui tam action against the Company and certain of its competitors and carrier partners. The qui tam action, captioned United States ex rel. Shea v. eHealth, Inc., et al., Case No. 21-cv-11777 (the “DOJ Action”), was brought by a relator, a former employee of one of the Company’s direct competitors, and was filed and remained under seal until it was unsealed by order of the U.S. District Court for the District of Massachusetts dated May 1, 2025. On the same date, the Company also became aware that the relator had filed a sealed amended complaint in the qui tam action on April 29, 2025, which complaint was also unsealed by the Court’s order. The complaints allege that the Company and the other defendants named therein violated the Federal False Claims Act by engaging in various allegedly improper sales and marketing practices. The complaints seek, among other things, treble damages, civil penalties, and costs. The Company denies the allegations made in the complaints and plans to defend the suit vigorously.

On August 19, 2025, the Company and co-defendants eHealth, Inc., GoHealth, Inc., Aetna Life Insurance Company, Humana Inc., and Elevance Health, Inc., and certain of their corporate affiliates, filed a joint motion to dismiss the government’s complaint for failure to state a claim upon which relief can be granted. The Company, together with co-defendants eHealth, Inc. and GoHealth, Inc. (collectively, the “Brokers”), also filed an additional motion to dismiss on separate grounds. On October 20, 2025, the government filed motions in opposition to the joint motion to dismiss and the Brokers’ separate motion to dismiss.

On August 11, 2025, a putative securities class action lawsuit captioned Pahlkotter v. SelectQuote, Inc., et al., Case No. 1:25-cv-06620 (the “Pahlkotter Action”), was filed in the U.S. District Court for the Southern District of New York against the Company and three of its current and former executive officers. The complaint asserts claims for securities law violations relating to the allegations set forth in the DOJ Action. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs. On August 29, 2025, the court granted the parties’ joint stipulation to stay the Pahlkotter Action pending the designation of a lead plaintiff and the anticipated filing of an amended complaint.

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

11.SHAREHOLDERS’ EQUITY

Common Stock—As of September 30, 2025, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	21,241,936
Stock awards available for grant under 2020 Plan	1,813,849
Options outstanding under 2003 Plan	424,295
Total	23,480,239

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans, the 2003 Stock Incentive Plan (the “2003 Stock Plan”) and the 2020 Omnibus Incentive Plan (the “2020 Stock Plan” and, together with the 2003 Stock Plan, the “Stock Plans”). The 2020 Stock Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, time-based restricted stock unit awards (“RSUs”), performance-based restricted stock units (“PSUs”), price-vested restricted stock units (“PVUs”) and other forms of equity compensation (collectively, “stock awards”). All stock awards (other than ISOs, which may be granted only to current employees of the Company) may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates. As of the effective date of the 2020 Stock Plan, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders in connection with the Company’s IPO in May 2020, no further awards may be made under the 2003 Stock Plan.

The number of shares of common stock available for issuance as of September 30, 2025, pursuant to future awards under the Company’s 2020 Stock Plan is 1,813,849. The number of shares of the Company’s common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive loss was as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2025	2024
Share-based compensation related to:
Equity classified stock options	$177	$475
Equity classified RSUs	2,527	2,293
Equity classified PVUs	1,623	1,077
Total	$4,327	$3,845

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

During the three months ended September 30, 2025 and 2024, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2025	3,338,025	$12.30
Options forfeited/expired/cancelled	(8,540)	9.80
Outstanding—September 30, 2025	3,329,485	$12.31	5.20	$133,464
Vested and exercisable—September 30, 2025	3,103,432	$13.01	5.11	$133,464

As of September 30, 2025, there was $0.1 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 0.43 years.

During the three months ended September 30, 2025, there were no stock options exercised. The Company received less than $0.1 million of cash in connection with stock options exercised during the September 30, 2024.

Restricted Stock Units—The Company grants RSUs to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSUs is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	8,389,188	$2.30
Granted	5,109,963	1.74
Vested	(3,788,729)	2.28
Forfeited	(12,757)	3.38
Unvested as of September 30, 2025	9,697,665	$2.01

As of September 30, 2025, there was $17.2 million of unrecognized share-based compensation cost related to unvested restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 2.19 years.

Performance Stock Units—Based upon the terms of the PSUs granted, if certain performance metrics are met, PSUs vest at the end of a three-year performance period. The performance targets for the PSUs granted in the 2021 fiscal year, which awards vested on September 13, 2023, were achieved at 13%, and a total of 14,477 shares were issued. The fiscal year 2022 tranche did not reach the relevant performance targets as of June 30, 2024; thus, the PSUs were forfeited, and the underlying shares were returned to the pool of shares available for issuance under the 2020 Stock Plan. As of September 30, 2025, there were no remaining PSUs outstanding; thus, there was no unrecognized compensation cost related to unvested performance stock units granted.

Price-Vested Units—During the three months ended September 30, 2025, and 2024, the Company issued PVUs for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards granted during the three months ended September 30, 2025, and 2024, respectively, are divided into three separate tranches, each subject to a different price hurdle. Price hurdles are achieved when the average closing price per share of the Company’s common stock over any 60-trading day period during the five-year performance period meets or exceeds the relevant price hurdle. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs granted during the three months ended September 30, 2025:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	636,666	$1.67	$2.50	August 1, 2025 - August 1, 2030	1 year - 3 years
Tranche 2	636,668	$1.59	$4.00	August 1, 2025 - August 1, 2030	1.14 years - 3 years
Tranche 3	636,666	$1.49	$6.00	August 1, 2025 - August 1, 2030	1.62 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs awarded during the three months ended September 30, 2024:

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

The Company used the following weighted-average assumptions for the PVUs granted during the period presented below:

	Shares Granted August 1, 2025	Shares Granted August 1, 2024
Share price as of grant date	$1.74	$4.01
Volatility	104.2%	88.8%
Risk-free interest rate	3.7%	3.8%
Cost of Equity	15.8%	12.6%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2025:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	7,481,813	$2.11
Granted	1,910,000	$1.58
Vested	(752,732)	$2.18
Unvested as of September 30, 2025	8,639,081	$1.99

During the year ended June 30, 2025, the $2.50, $3.13 and $4.00 stock price hurdles were achieved. During the three months ended September 30, 2025, one-third of the awards in the first tranche of PVUs with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, one-third of the awards in the first tranche of PVUs with a $4.00 price hurdle that were granted during the three months ended September 30, 2022 vested, and one-third of the awards in the first tranche of PVUs with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 vested.

As of September 30, 2025, there was $6.4 million of unrecognized share-based compensation cost related to unvested PVUs outstanding, which is expected to be recognized over a weighted-average period of 1.55 years.

ESPP—The purpose of the Company’s ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of September 30, 2025 there are 159 shares reserved for future issuance under the plan.

12.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(in thousands)	2025	2024
Senior:
Medicare advantage commissions	$48,077	$74,471
Other Senior commissions	2,669	2,581
Other services	8,250	15,856
Total Senior revenue	58,996	92,908
Healthcare Services:
Pharmacy	218,544	152,883
Other services	2,807	2,856
Total Healthcare Services revenue	221,351	155,739
Life:
Term commissions	19,280	16,364
Final expense commissions	21,946	18,324
Other services	5,421	4,602
Total Life revenue	46,647	39,290
All other:
Commissions	3,647	5,795
Other services	—	171
Total All other revenue	3,647	5,966
Eliminations:
Commissions	(652)	(642)
Other services	(1,178)	(998)
Total Elimination revenue	(1,830)	(1,640)
Total Commissions and other services revenue	110,267	139,380
Total Pharmacy revenue	218,544	152,883
Total Revenue	$328,811	$292,263

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2025	$950,828
Commission revenue from revenue recognized	38,481
Net commission revenue adjustment from change in estimate	356
Amounts recognized as accounts receivable, net	(9,836)
Balance as of September 30, 2025	$979,829

For the three months ended September 30, 2025, the $0.4 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $0.2 million for Senior and a negative adjustment of $0.3 million for Life. The remaining positive adjustment of $0.5 million relates to the Company’s All other non-reportable segment. Refer to Note 15 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2025	$698
Commission and other services revenue recognized	(645)
Amounts recognized as contract liabilities	1,918
Balance as of September 30, 2025	$1,971

13.INCOME TAXES

For the three months ended September 30, 2025, and 2024, the Company recognized income tax benefit and expense of $7.2 million and $9.5 million, respectively, representing effective tax rates of 19.1% and (27.2)%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended September 30, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation, and general business credits. The differences from the federal statutory tax rate to the effective tax rates for the three months ended September 30, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration, and vesting of restricted stock units.

As of September 30, 2025, the Company has a valuation allowance of $27.9 million for deferred tax assets related to certain federal and state specific net operating losses, Sec. 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740, Income Taxes when evaluating the need for a valuation allowance. Aside from the certain deferred tax assets related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of September 30, 2025 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

On July 4, 2025, new U.S. tax legislation H.R.1, referred to as the One Big Beautiful Bill ("OBBB"), was signed into law. OBBB contains several changes to corporate taxation including accelerated fixed asset depreciation, limitations on deductions of interest expense, and modifications to capitalization of research and development expenses. We have determined that the impact of OBBB on our estimated 2026 annual effective tax rate will not have a material impact on our financial statements.

14.NET LOSS PER SHARE

The Company calculates net loss per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share (“Basic EPS”) is computed by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of September 30, 2025, the Company included the Tranche A Senior Non-Convertible Preferred Stock Warrants (excluding the Contingent Warrants) outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants.

Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSUs, PSUs assuming the performance conditions are satisfied as of the end of the reporting period, PVUs assuming market conditions are satisfied as of the end of the reporting period, common shares issuable upon the conclusion of each ESPP offering period, Eleventh Amendment Warrants, and Senior Non-Convertible Preferred Stock Warrants (excluding the Penny Warrants). The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSUs, PSUs, PVUs, common stock issuable pursuant to the ESPP, Eleventh Amendment Warrants, and Senior Non-Convertible Preferred Stock Warrants to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net loss per share for the periods presented:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net loss attributable to common shareholders, basic	$(47,941)	$(44,546)
Change in fair value of warrants(1)	—	—
Net loss attributable to common shareholders, diluted	(47,941)	(44,546)
Denominator:
Weighted-average common stock outstanding, basic	185,816	170,431
Stock options outstanding to purchase shares of common stock including unvested RSUs and from the ESPP(2)	—	—
Dilutive effect of warrants to purchase common stock(2)	—	—
Weighted-average common stock outstanding, diluted	185,816	170,431

Net loss per share—basic:	$(0.26)	$(0.26)

Net loss per share—diluted:	$(0.26)	$(0.26)
(1) Includes the change in fair value of warrant liabilities to the extent the related warrants to purchase common stock are dilutive or the effect is not anti-dilutive.
(2) Excluded from the computation of net loss per share-diluted for the three months ended September 30, 2025, and 2024 because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended September 30,
(in thousands)	2025	2024
Stock options outstanding to purchase shares of common stock, unvested RSUs and shares from the ESPP	12,593	11,423

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2025	2024
Shares subject to outstanding PVUs	8,639	6,634

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock or the effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,
(in thousands)	2025	2024
Warrants to purchase shares of common stock	24,942	—

15.SEGMENT INFORMATION

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

Our operating segments are determined based on how our chief executive officer, who also serves as our chief operating decision maker (“CODM”), manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. Adjusted EBITDA is our segment profit measure and a key measure used by our CODM and Board of Directors to understand and evaluate the operating performance of our business and on which internal budgets and forecasts are based and approved.

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as the Company’s described Note 1 to the condensed consolidated financial statements.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Three Months Ended September 30, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$57,297	$221,238	$46,629	$325,164
Intersegment revenue	1,699	113	18	1,830
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
All other revenue (1)				3,647
Eliminations of intersegment revenues				(1,830)
Total consolidated revenue				$328,811
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
Less:
Cost of commissions and other services revenue	(41,897)	(6,301)	(17,979)
Cost of goods sold - pharmacy revenue	—	(191,398)	—
Marketing expense (1)	(37,630)	(2,389)	(22,760)
Technical development (2)	—	(438)	—
Selling, general, and administrative (3)	(505)	(13,613)	(338)
Adjusted Segment EBITDA	$(21,036)	$7,212	$5,570	$(8,254)
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				1,888
Corporate (5)				(25,713)
Share-based compensation expense				(4,327)
Transaction costs (6)				(185)
Depreciation and amortization				(4,300)
Change in fair value of warrants				15,036
Interest expense, net				(11,808)
Loss before income tax expense (benefit)				$(37,663)
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.8 million), professional services ($4.1 million), and facilities ($1.4 million).
(6) These expenses primarily consist of financing transaction costs ($0.1 million) and non-restructuring severance expenses (less than $0.1 million).

Three Months Ended September 30, 2024

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$91,364	$155,667	$39,266	$286,297
Intersegment revenue	1,544	72	24	1,640
Total revenue from reportable segments	$92,908	$155,739	$39,290	$287,937
All other revenue (1)				5,966
Eliminations of intersegment revenues				(1,640)
Total consolidated revenue				$292,263
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$92,908	$155,739	$39,290	$287,937
Less:
Cost of commissions and other services revenue	(41,127)	(5,879)	(14,572)
Cost of goods sold - pharmacy revenue	—	(128,366)	—
Marketing expense (1)	(43,378)	(2,247)	(18,496)
Technical development (2)	—	(608)	—
Selling, general, and administrative (3)	(679)	(13,761)	(262)
Adjusted Segment EBITDA	$7,724	$4,878	$5,960	$18,562
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				3,797
Corporate (5)				(24,042)
Share-based compensation expense				(3,846)
Transaction costs (6)				(826)
Depreciation and amortization				(5,599)
Loss on disposal of property, equipment, and software, net				(35)
Interest expense, net				(23,031)
Loss before income tax expense (benefit)				$(35,020)
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($15.5 million), professional services ($4.9 million), and facilities ($1.4 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($0.3 million).

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2025, two insurance carrier customers accounted for 44% (UHC), and 11% (Aetna), of total revenue. For the three months ended September 30, 2024, three insurance carrier customers accounted for 30% (UHC), 12% (Humana), and 19% (Aetna) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

15.RELATED-PARTY TRANSACTIONS

In accordance with ASC 850, Related-party Transactions, the Company has evaluated related-party relationships and transactions for the periods presented. There were no material related-party transactions during the three months ended September 30, 2025, and no changes in related-party arrangements from those described in our Annual Report. As of September 30, 2025, there were no outstanding balances due to or from related parties.

16.SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events.

On October 15, 2025, the first tranche of the Eleventh Amendment Warrants vested in accordance with their terms. The warrants remain liability-classified and continue to be measured at fair value each reporting period. The vesting did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and result of operations together with our condensed consolidated financial statements and footnotes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, business and future financial results. Please refer to a discussion of the Company’s forward-looking statements and associated risks in “Cautionary Note Regarding Forward-Looking Statements” in our 2025 Annual Report. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in our 2025 Annual Report and in Part II, Item 1A hereof.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 82%, and 88%, of our approved Senior policies for the three months ended September 30, 2025, and 2024, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.6 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 40%, and 38% of new premium within the Life segment for the three months ended September 30, 2025 and, 2024, respectively, with final expense policies accounting for 60%, and 62% for the three months ended September 30, 2025, and 2024, respectively.

Our other operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All other” which represents a shopping platform for auto, home, and specialty insurance lines.

The three months ended September 30, referenced throughout the commentary below refers to the first quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2026 and 2025.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended September 30,
	2025	2024
Medicare Advantage	70,240	102,281
All other (1)	17,174	16,256
Total	87,414	118,537
(1) Represents the submitted policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products decreased 26% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily driven by changes in regulations that limited special enrollment period eligibility and election opportunities for Medicare Advantage members outside of the standard AEP. These regulatory changes reduced the number of consumers eligible to switch or enroll in new plans during the three months ended September 30, 2025.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended September 30,
	2025	2024
Medicare Advantage	62,510	91,680
All other (1)	13,876	12,979
Total	76,386	104,659
(1) Represents the approved policies for medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased by 27% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, which correlates to the decrease in submitted policies.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended September 30,
	2025	2024
Medicare Advantage	$769	$812
All other (1)	133	165
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy decreased 5% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to carrier mix and specific carriers shifting away from upfront payment contracts, combined with deterioration in persistency due to recent plan terminations.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	September 30, 2025	September 30, 2024
Total SelectRx Members	106,914	86,521

The total number of SelectRx members increased by 24% as of September 30, 2025, compared to September 30, 2024, due to our strategy to grow SelectRx membership.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended September 30,
	2025	2024
Prescriptions Per Day	31,378	24,998

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2025	2024
Term Premiums	$19,443	$15,218
Final Expense Premiums	29,429	24,473
Total	$48,872	$39,691

Total term premiums increased 28% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to a 12% increase in the average premium per policy sold and a 13% increase in the number of policies sold. Final expense premiums increased 20% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to a 1% increase in the average premium per policy sold and a 19% increase in the number of policies sold.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended September 30,
(in thousands)	2025		2024
Revenue
Commissions and other services	$110,267	34%	$139,380	48%
Pharmacy	218,544	66%	152,883	52%
Total revenue	328,811	100%	292,263	100%
Operating costs and expenses
Cost of commissions and other services revenue	69,101	21%	65,733	22%
Cost of goods sold—pharmacy revenue	192,779	59%	129,524	44%
Marketing and advertising	61,947	19%	63,764	22%
Selling, general, and administrative	35,819	11%	36,145	12%
Technical development	9,911	3%	9,074	3%
Total operating costs and expenses	369,557	113%	304,240	103%
Loss from operations	(40,746)	(12)%	(11,977)	(4)%
Interest expense, net	(11,808)	(4)%	(23,031)	(8)%
Change in fair value of warrant liabilities	15,036	5%	—	—%
Other expense, net	(145)	—%	(12)	—%
Loss before income tax expense (benefit)	(37,663)	(11)%	(35,020)	(12)%
Income tax expense (benefit)	(7,204)	(2)%	9,526	3%
Net loss	$(30,459)	(9)%	$(44,546)	(15)%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the insurance policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), in addition to production bonuses and marketing development funds received from some insurance carriers. Production bonuses are based on attaining various predetermined target sales levels or other agreed upon objectives, whereas marketing development funds may or may not contain such predetermined targets and are used to purchase leads. These, along with other services revenue from Healthcare Services (excluding SelectRx revenue discussed below) and our lead generation business (of which the majority is eliminated as intersegment revenue), are presented in our condensed consolidated statements of comprehensive loss as commissions and other services revenue. Pharmacy revenue on the condensed consolidated statements of comprehensive loss includes revenue from the sale of prescription and OTC medication products from SelectRx.

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Commissions and other services	$110,267	$139,380	(21)%
Pharmacy	218,544	152,883	43%
Total revenue	$328,811	$292,263	13%

Three Months Ended September 30, 2025 and 2024–Pharmacy revenue increased $65.7 million, or 43%, primarily due to the 24% increase in members due to the continued growth of the SelectRx business. Commission and other services revenue decreased $29.1 million, or 21%, for the three months ended September 30, 2025, primarily due to a $26.3 million, and $2.3 million decrease in Senior commissions revenue, and other services revenue, respectively. The decrease in Senior revenue, was driven by a 27% decrease in approved policies. This decrease was partially offset by a $7.4 million increase in Life revenue. The increase in Life revenue was primarily driven by a $3.6 million increase in final expense revenue due to a 19% increase in the number of policies sold.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Cost of commissions and other services revenue	$69,101	$65,733	5%

Three Months Ended September 30, 2025 and 2024–Cost of commissions and other service revenue increased $3.4 million, or 5%, for the three months ended September 30, 2025, primarily due to a $3.5 million increase in compensation costs and a $0.5 million increase in licensing fees, offset by $0.4 million increase in depreciation and amortization. The $3.5 million increase in compensation costs is primarily comprised of a $2.9 million increase in costs for sales and customer care agents in Life and a $0.2 million increase in costs for our sales and customer care agents in Senior.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Cost of goods sold—pharmacy revenue	$192,779	$129,524	49%

Three Months Ended September 30, 2025 and 2024–Cost of goods sold-pharmacy revenue increased $63.3 million, or 49%, for the three months ended September 30, 2025, primarily due to a $59.5 million increase in medication costs, a $1.4 million increase in fulfillment costs, and a $1.8 million increase in compensation costs. Medication and fulfillment costs increased largely due to a 24% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Marketing and advertising	$61,947	$63,764	(3)%

Three Months Ended September 30, 2025 and 2024–Marketing and advertising expenses decreased $1.8 million, or 3%, for the three months ended September 30, 2025, primarily due to a $1.5 million decrease in lead costs. The decrease in lead costs was attributable to a 26% decrease in the number of submitted policies for Senior during the period.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Selling, general, and administrative	$35,819	$36,145	(1)%

Three Months Ended September 30, 2025 and 2024–Selling, general, and administrative expenses decreased $0.3 million, or 1%, for the three months ended September 30, 2025, primarily due to $0.4 decrease in professional services fees. The decrease in professional services fees is a result of additional expenses incurred in the prior period related to the securitization transaction.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Technical development	$9,911	$9,074	9%

Three Months Ended September 30, 2025 and 2024–Technical development expenses increased $0.8 million, or 9%, for the three months ended September 30, 2025, primarily due to a $1.1 million increase in compensation costs due to an increase in headcount for technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Interest expense, net	$11,808	$23,031	(49)%

Three Months Ended September 30, 2025 and 2024–Interest expense decreased $11.2 million, or 49%, for the three months ended September 30, 2025. The decrease was primarily driven by the Company’s lower cost of capital following the completion of the securitization transaction and the repayment of $260.0 million of the Term Loan balance using the proceeds from the Senior Non-Convertible Preferred Stock issuance.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024
Income tax expense (benefit)	$(7,204)	$9,526	(176)%
Effective tax rate	19.1%	(27.2)%

Three Months Ended September 30, 2025 and 2024–For the three months ended September 30, 2025, and 2024, the Company recognized an income tax benefit of $7.2 million and income tax expense of $9.5 million, representing an effective tax rate of 19.1% and (27.2)%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the three months ended September 30, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation and general business credits. The differences from the federal statutory tax rate to the effective tax rates for the three months ended September 30, 2024, were primarily related to state income taxes and the recording of a valuation allowance for federal tax attributes that the Company does not expect to utilize prior to expiration, and vesting of restricted stock units.

Non-GAAP Financial Measures

This report includes certain non-GAAP financial measures intended to supplement, not substitute for, comparable GAAP measures. To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented in this report Adjusted EBITDA, which, when presented on a consolidated basis, is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to any similarly titled measure presented by other companies.

We define Adjusted EBITDA as net income (loss) plus interest expense, income taxes, depreciation and amortization, changes in fair value of warrant liabilities, transaction costs, and certain add-backs for non-cash or non-recurring expenses, including restructuring and share-based compensation expenses. The most directly comparable GAAP measure is net income (loss). We monitor and have presented Adjusted EBITDA herein because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, establish budgets, and develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

The following table sets forth a reconciliation of the differences between net income (loss) and Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,
(in thousands)	2025	2024
Net loss	$(30,459)	$(44,546)
Share-based compensation expense	4,327	3,846
Transaction costs(1)	185	826
Depreciation and amortization	4,300	5,599
Loss on disposal of property, equipment, and software, net	—	35
Change in fair value of warrants	(15,036)	—
Interest expense, net	11,808	23,031
Income tax expense (benefit)	(7,204)	9,526
Adjusted EBITDA	$(32,079)	$(1,683)
(1) For the three months ended September 30, 2025, these expenses primarily consist of financing transaction costs ($0.1 million) and non-restructuring severance expenses (less than $0.1 million). For the three months ended September 30, 2024, these expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($0.3 million).

Segment Information

As of July 1, 2024, the Company realigned its reportable segments. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280, Segment Reporting (“ASC 280”). As a result, the Auto & Home business will be included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as the Company’s described Note 1 of the Company’s 2025 Annual Report.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Three Months Ended September 30, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$57,297	$221,238	$46,629	$325,164
Intersegment revenue	1,699	113	18	1,830
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
All other revenue (1)				3,647
Eliminations of intersegment revenues				(1,830)
Total consolidated revenue				$328,811
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
Less:
Cost of commissions and other services revenue	(41,897)	(6,301)	(17,979)
Cost of goods sold - pharmacy revenue	—	(191,398)	—
Marketing expense (1)	(37,630)	(2,389)	(22,760)
Technical development (2)	—	(438)	—
Selling, general, and administrative (3)	(505)	(13,613)	(338)
Adjusted Segment EBITDA	$(21,036)	$7,212	$5,570	$(8,254)
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				1,888
Corporate (5)				(25,713)
Share-based compensation expense				(4,327)
Transaction costs (6)				(185)
Depreciation and amortization				(4,300)
Change in fair value of warrants				15,036
Interest expense, net				(11,808)
Loss before income tax expense (benefit)				$(37,663)
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.8 million), professional services ($4.1 million), and facilities ($1.4 million).
(6) These expenses primarily consist of financing transaction costs ($0.1 million) and non-restructuring severance expenses (less than $0.1 million).

Three Months Ended September 30, 2024

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$91,364	$155,667	$39,266	$286,297
Intersegment revenue	1,544	72	24	1,640
Total revenue from reportable segments	$92,908	$155,739	$39,290	$287,937
All other revenue (1)				5,966
Eliminations of intersegment revenues				(1,640)
Total consolidated revenue				$292,263
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$92,908	$155,739	$39,290	$287,937
Less:
Cost of commissions and other services revenue	(41,127)	(5,879)	(14,572)
Cost of goods sold - pharmacy revenue	—	(128,366)	—
Marketing expense (1)	(43,378)	(2,247)	(18,496)
Technical development (2)	—	(608)	—
Selling, general, and administrative (3)	(679)	(13,761)	(262)
Adjusted Segment EBITDA	$7,724	$4,878	$5,960	$18,562
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				3,797
Corporate (5)				(24,042)
Share-based compensation expense				(3,846)
Transaction costs (6)				(826)
Depreciation and amortization				(5,599)
Loss on disposal of property, equipment, and software, net				(35)
Interest expense, net				(23,031)
Loss before income tax expense (benefit)				$(35,020)
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($15.5 million), professional services ($4.9 million), and facilities ($1.4 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($0.3 million).

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$	%
Senior:
Medicare advantage commissions	$48,077	$74,471	$(26,394)	(35)%
Other Senior commissions	2,669	2,581	88	3%
Other services	8,250	15,856	(7,606)	(48)%
Total Senior revenue	58,996	92,908	(33,912)	(37)%
Healthcare Services:
Pharmacy	218,544	152,883	65,661	43%
Other services	2,807	2,856	(49)	(2)%
Total Healthcare Services revenue	221,351	155,739	65,612	42%
Life:
Term commissions	19,280	16,364	2,916	18%
Final expense commissions	21,946	18,324	3,622	20%
Other services	5,421	4,602	819	18%
Total Life revenue	46,647	39,290	7,357	19%
All other:
Commissions	3,647	5,795	(2,148)	(37)%
Other services	—	171	(171)	(100)%
Total All other revenue	3,647	5,966	(2,319)	(39)%
Eliminations:
Commissions	(652)	(642)	(10)	2%
Other services	(1,178)	(998)	(180)	18%
Total Elimination revenue	(1,830)	(1,640)	(190)	12%
Total Commissions and other services revenue	110,267	139,380	(29,113)	(21)%
Total Pharmacy revenue	218,544	152,883	65,661	43%
Total Revenue	$328,811	$292,263	$36,548	13%

Revenue by Segment

Three Months Ended September 30, 2025 and 2024–Revenue from Senior was $59.0 million for the three months ended September 30, 2025, a $33.9 million, or 37%, decrease compared to revenue of $92.9 million for the three months ended September 30, 2024. The decrease was due to a $26.3 million decrease in commissions revenue due to a 27% decrease in approved policies, and a $7.6 million decrease in other revenue.

Revenue from Healthcare Services was $221.4 million for the three months ended September 30, 2025, a $65.6 million, or 42%, increase compared to revenue of $155.7 million for the three months ended September 30, 2024, primarily due to a $65.7 million increase in SelectRx pharmacy revenue due to a 24% increase in members from the growth of the SelectRx business.

Revenue from Life was $46.6 million for the three months ended September 30, 2025, a $7.4 million, or 19%, increase compared to revenue of $39.3 million for the three months ended September 30, 2024, due to a $3.6 million increase in final expense revenue, and a $2.9 million increase in term revenue due to an increase in the number of policies sold.

Adjusted EBITDA by Segment

Three Months Ended September 30, 2025 and 2024–Adjusted EBITDA from Senior was $(21.0) million for the three months ended September 30, 2025, a $28.8 million decrease compared to Adjusted EBITDA of $7.7 million for the three months ended September 30, 2024. The decrease was primarily due to a $33.9 million decrease in revenue as discussed above, offset by a $5.7 million decrease in marketing expenses. The decrease in marketing expenses was primarily due to a $5.3 million decrease in lead costs.

Adjusted EBITDA from Healthcare Services was $7.2 million for the three months ended September 30, 2025, a $2.3 million increase compared to Adjusted EBITDA of $4.9 million for the three months ended September 30, 2024. The increase was due to a $65.6 million increase in revenue as discussed above, partially offset by a $63.0 million increase in cost of goods sold - pharmacy revenue. Cost of goods sold - pharmacy revenue increased primarily as a result of a $59.5 million increase in medication costs and a $2.4 million increase in compensation costs related to the increased volume.

Adjusted EBITDA from Life was $5.6 million for the three months ended September 30, 2025, a $0.4 million decrease compared to Adjusted EBITDA of $6.0 million for the three months ended September 30, 2024. The decrease was due to a $4.3 million increase in marketing expenses and a $3.4 million increase in cost of commissions and other services revenue, partially offset by a $7.4 million increase in revenue as discussed above. The increase in marketing expenses was due to a $4.0 million increase in lead costs. The increase in cost of commissions and other services revenue was due to an increase in compensation costs.

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

Long-term Debt

Significant changes and activity related to our long-term debt during the three months ended September 30, 2025, are discussed below. Refer to Note 6 to the condensed consolidated financial statements for further discussion on our debt agreements and activity.

Securitization and Indenture

During the three months ended September 30, 2025, the Company had outstanding borrowings of $78.9 million and repaid $4.5 million of the notes issued in connection with the Indenture. Refer to Note 6 to the condensed consolidated financial statements for further information.

Senior Secured Credit Facility

During the three months ended September 30, 2025, the Company repaid $3.6 million of the outstanding term loans, and as of September 30, 2025, had outstanding borrowings of $310.4 million related to the term loans. Refer to Note 6 to the condensed consolidated financial statements for further information.

During the three months ended September 30, 2025, the Company received proceeds of $80.0 million and repaid $65.0 million related to the revolving credit facility, and as of September 30, 2025, had $15.0 million in outstanding borrowings. Refer to Note 6 to the condensed consolidated financial statements for further information.

Liquidity

As of September 30, 2025 and June 30, 2025, the Company had total debt obligations of $393.1 million and $385.1 million, respectively, under the Senior Secured Credit Facility and the Notes. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of September 30, 2025 and June 30, 2025, our cash, cash equivalents, and restricted cash totaled $15.7 million and $37.1 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Three Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,623)	$(16,610)
Net cash used in investing activities	(3,984)	(2,574)
Net cash provided by (used in) financing activities	4,240	(13,062)

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

Three Months Ended September 30, 2025—Net cash used in operating activities was $21.6 million, consisting of net loss of $30.5 million, adjustments for non-cash items of $13.4 million, and a net cash inflow from changes in operating assets and liabilities of $22.2 million. Adjustments for non-cash items primarily consisted of $4.3 million of depreciation and amortization, $4.3 million of share-based compensation expense, $1.2 million of amortization of debt issuance costs and debt discount, $1.0 million of non-cash lease expense, $9.2 million in deferred income taxes, and $15.0 million in the change in fair value of warrant liabilities. The cash increase resulting from changes in net operating assets and liabilities was primarily driven by a $46.9 million decrease in accounts receivable, a $11.4 million increase in accounts payable and accrued expenses, and a $2.4 million decrease in other assets. These inflows were partially offset by a $29.0 million increase in commissions receivable, a decrease of $8.4 million in other liabilities primarily related to a $9.0 million decrease in accrued compensation and benefits, and a $1.1 million decrease in operating lease liabilities.

Three Months Ended September 30, 2024—Net cash used in operating activities was $16.6 million, consisting of net loss of $44.5 million, adjustments for non-cash items of $26.3 million, and a net cash inflow from changes in operating assets and liabilities of $1.6 million. Adjustments for non-cash items primarily consisted of

$5.6 million of depreciation and amortization, $3.8 million of share-based compensation expense, $5.3 million of accrued interest payable in kind on the Term Loans, $1.1 million of amortization of debt issuance costs and debt discount, $0.9 million of non-cash lease expense, and $9.5 million in deferred income taxes. The cash increase resulting from changes in net operating assets and liabilities primarily consisted of an increase of $50.5 million in accounts receivable, related to an increase in revenue, an increase of $12.8 million in accounts payable and accrued expenses, offset by a decrease of $38.5 million in commissions receivable, due to a 5% decrease in approved policies for the three months, a decrease of $18.5 million in other liabilities, primarily related to an $5.1 million decrease in our contract liability, and a $12.9 million decrease in accrued compensation and benefits, a decrease of $1.1 million in operating lease liabilities and a decrease of $3.5 million in other assets, primarily related to hedge activities.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Three Months Ended September 30, 2025—Net cash used in investing activities of $4.0 million was due to $2.9 million in purchases of software and capitalized internal-use software development costs and $1.1 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

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

Three Months Ended September 30, 2025—Net cash provided by financing activities of $4.2 million was primarily due to $80.0 million of proceeds from the revolving credit facility, offset by $65.0 million of payments on the revolving credit facility, $3.6 million of principal payments on the term loans, and $4.5 million of payments on the notes issued in connection with the Indenture.

Three Months Ended September 30, 2024—Net cash used in financing activities of $13.1 million was primarily due to $8.5 million of principal payments on the term loans and $3.9 million of tax payments for stock-based compensation.

Contractual Obligations

Other than the discussions in Note 6 and Note 10 to the condensed consolidated financial statements, as of September 30, 2025, there have been no material changes to our contractual obligations as previously described in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. These estimates include assumptions used in revenue recognition related to lifetime value (“LTV”) of commission receivables, the fair value of warrant liabilities, and goodwill impairment testing.

There were no material changes to these critical accounting estimates during the three months ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. There have been no material changes in our exposure to credit concentration risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For the three months ended September 30, 2025, our top two insurance carrier customers accounted for 35% and 21% of total accounts and commissions receivable.

We are, however, newly providing additional disclosure regarding our exposure to interest rate risk related to our debt obligations. As of September 30, 2025, we had $325.4 million outstanding under our senior secured term loan and revolving credit facilities, which bear interest at variable rates based on SOFR plus an applicable margin. A hypothetical 100 basis point increase in market interest rates would increase annualized interest expense by approximately $3.3 million, assuming September 30, 2025 balances remain outstanding and no hedging instruments are in place.

We also had approximately $78.9 million of asset-backed notes outstanding as of September 30, 2025. These notes bear fixed interest rates and therefore are not subject to market risk from changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

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

SELECTQUOTE, INC.
November 6, 2025	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer