Form 10-Q
period 2025-12-31
SelectQuote, Inc.
filed 2026-02-05
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

The registrant had outstanding 176,289,664 shares of common stock as of January 31, 2026.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	June 30, 2025
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$22,201	$35,733
Accounts receivable, net of allowances of $9.6 million and $11.8 million, respectively	127,647	151,388
Commissions receivable-current	253,039	132,077
Other current assets	21,928	21,844
Total current assets	424,815	341,042
COMMISSIONS RECEIVABLE—Net	840,739	818,751
PROPERTY AND EQUIPMENT—Net	14,668	14,577
SOFTWARE—Net	16,209	15,060
OPERATING LEASE RIGHT-OF-USE ASSETS	22,603	24,635
INTANGIBLE ASSETS—Net	1,404	1,973
GOODWILL	29,438	29,438
OTHER ASSETS	2,383	3,880
TOTAL ASSETS	$1,352,259	$1,249,356
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,433	$59,205
Accrued expenses	57,477	13,856
Accrued compensation and benefits	62,209	58,788
Operating lease liabilities—current	4,887	4,820
Current portion of long-term debt	20,104	68,523
Contract liabilities	1,837	698
Other current liabilities	7,829	7,020
Total current liabilities	234,776	212,910
LONG-TERM DEBT, NET—less current portion	385,692	316,589
DEFERRED INCOME TAXES	42,091	37,872
OPERATING LEASE LIABILITIES	23,575	25,982
OTHER LIABILITIES	46,482	80,485
Total liabilities	732,616	673,838
COMMITMENTS AND CONTINGENCIES (Note 10)

	December 31, 2025	June 30, 2025
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively, current liquidation preference of $394.2 million and $367.1 million as of December 31, 2025 and June 30, 2025.	259,981	224,374
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 176,276,209 and 172,816,730 shares issued and outstanding as of December 31, 2025 and June 30, 2025.	1,763	1,728
Additional paid-in capital	541,254	571,605
Accumulated deficit	(183,355)	(222,189)
Total shareholders’ equity	359,662	351,144
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,352,259	$1,249,356

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
REVENUE:
Commissions and other services	$309,893	$301,069	$420,160	$440,449
Pharmacy	227,209	180,000	445,753	332,883
Total revenue	537,102	481,069	865,913	773,332
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	103,034	101,138	172,135	166,872
Cost of goods sold—pharmacy revenue	205,194	156,201	397,973	285,724
Marketing and advertising	105,028	97,725	166,975	161,489
Selling, general, and administrative	38,940	45,021	74,759	81,166
Technical development	9,595	10,044	19,506	19,119
Total operating costs and expenses	461,791	410,129	831,348	714,370
INCOME FROM OPERATIONS	75,311	70,940	34,565	58,962
INTEREST EXPENSE, NET	(11,613)	(23,721)	(23,421)	(46,752)
CHANGE IN FAIR VALUE OF WARRANTS	19,296	(7,642)	34,332	(7,642)
OTHER EXPENSE, NET	(39)	(21)	(183)	(32)
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	82,955	39,556	45,293	4,536
INCOME TAX EXPENSE (BENEFIT)	13,662	(13,680)	6,459	(4,154)
NET INCOME	$69,293	$53,236	$38,834	$8,690
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(18,125)	—	(35,607)	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$51,168	$53,236	$3,227	$8,690

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$0.27	$0.31	$0.02	$0.05
Diluted	$0.26	$0.30	$0.01	$0.05

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	187,573	171,802	186,694	171,116
Diluted	190,830	175,101	190,730	175,024

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss, net of related tax benefit for the three and six months ended December 31, 2025, and 2024, of $0.0 million and $0.1 million	—	(393)	—	(432)
Amount reclassified into earnings, net of related tax benefit for the three months ended December 31, 2025, and 2024, of $0.0 million and $0.3 million, and for the six months ended December 31, 2025, and 2024, of $0.0 million and $1.3 million.	—	(934)	—	(3,680)
OTHER COMPREHENSIVE LOSS	—	(1,327)	—	(4,112)
COMPREHENSIVE INCOME	$69,293	$51,909	$38,834	$4,578
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

Three Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2025	175,947	$1,759	$555,959	$(252,648)	$—	$305,070
Net income				69,293		69,293
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	329	4	(55)	—	—	(51)
Share-based compensation expense	—	—	3,475	—	—	3,475
Senior Non-Convertible Preferred Stock accretion	—	—	(4,337)	—	—	(4,337)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(13,788)	—	—	(13,788)
BALANCES-December 31, 2025	176,276	$1,763	$541,254	$(183,355)	$—	$359,662

Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-September 30, 2024	171,497	$1,715	$580,712	$(314,315)	$1,327	$269,439
Net income	—	—	—	53,236	—	53,236
Loss on cash flow hedge, net of tax	—	—	—	—	(393)	(393)
Amount reclassified into earnings, net of tax	—	—	—	—	(934)	(934)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	5	—	—	—	—	—
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	624	6	(51)	—	—	(45)
Share-based compensation expense	—	—	4,699	—	—	4,699
BALANCES-December 31, 2024	172,126	$1,721	$585,360	$(261,079)	$—	$326,002
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

Six Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2025	172,817	$1,728	$571,605	$(222,189)	$—	$351,144
Net income	—	—	—	38,834	—	38,834
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,949	30	(2,119)	—	—	(2,089)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	510	5	(427)	—	—	(422)
Share-based compensation expense	—	—	7,802	—	—	7,802
Senior Non-Convertible Preferred Stock accretion	—	—	(8,513)	—	—	(8,513)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(27,094)	—	—	(27,094)
BALANCES-December 31, 2025	176,276	$1,763	$541,254	$(183,355)	$—	$359,662

Six Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net income	—	—	—	8,690	—	8,690
Loss on cash flow hedge, net of tax	—	—	—	—	(432)	(432)
Amount reclassified into earnings, net of tax	—	—	—	—	(3,680)	(3,680)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	47	—	38	—	—	38
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,579	26	(3,717)	—	—	(3,691)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	115	1	(270)	—	—	(269)
Share-based compensation expense	—	—	8,545	—	—	8,545
BALANCES-December 31, 2024	172,126	$1,721	$585,360	$(261,079)	$—	$326,002
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,834	$8,690
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	8,622	10,659
Loss on disposal of property, equipment, and software	—	157
Impairment of equity-method investment	1,000	—
Share-based compensation expense	7,802	8,545
Deferred income taxes	4,220	(4,154)
Amortization of debt issuance costs and debt discount	2,446	2,379
Write-off of debt issuance costs	—	93
Accrued interest payable in kind	—	9,673
Change in fair value of warrants	(34,332)	7,642
Non-cash lease expense	2,033	1,846
Bad debt expense	—	4,203
Changes in operating assets and liabilities:
Accounts receivable, net	23,741	30,038
Commissions receivable	(142,950)	(155,507)
Other assets	226	(4,802)
Accounts payable and accrued expenses	63,628	46,211
Operating lease liabilities	(2,341)	(2,285)
Other liabilities	5,500	(8,692)
Net cash used in operating activities	(21,571)	(45,304)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,146)	(741)
Purchases of software and capitalized software development costs	(5,485)	(4,105)
Net cash used in investing activities	(7,631)	(4,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	257,000	84,900
Payments on revolving credit facility	(219,000)	(26,900)
Payments on Term Loans	(9,646)	(123,215)
Proceeds on ABS Notes	—	99,095
Payments on ABS Notes	(10,054)	(6,272)
Payments on other debt	(243)	(114)
Proceeds from common stock options exercised and employee stock purchase plan	—	38
Payments of tax withholdings related to net share settlement of equity awards	(2,511)	(3,960)
Payments of debt issuance costs	(72)	(2,479)
Net cash provided by financing activities	15,474	21,093
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,728)	(29,057)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	37,066	42,690
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$23,338	$13,633

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(20,489)	$(35,183)
Payment of income taxes, net	(220)	(3,115)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	1,681	187
Issuance of liability-classified warrants	—	8,628
Senior Non-Convertible Preferred Stock accretion	8,513	—
Senior Non-Convertible Preferred Stock accumulated dividends	27,094	—
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

(in thousands)	December 31, 2025	June 30, 2025
Current assets:
Cash and cash equivalents	$18,323	$32,400
Restricted cash - current	3,878	3,333
Total current assets	22,201	35,733
Other assets:
Other assets	1,137	1,333
Total cash, cash equivalents and restricted cash	$23,338	$37,066

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

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	December 31, 2025	June 30, 2025
Computer hardware	$18,972	$17,680
Machinery and equipment(1)	20,224	18,239
Leasehold improvements	17,413	17,390
Furniture and fixtures	4,671	4,671
Work in progress	15	229
Total	61,295	58,209
Less accumulated depreciation(2)	(46,627)	(43,632)
Property and equipment—net	$14,668	$14,577
(1) Includes financing lease right-of-use assets.
(2) During the six months ended December 31, 2025, the Company disposed of $0.4 million of fully depreciated property and equipment.

Work in progress as of December 31, 2025 and June 30, 2025, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended December 31, 2025 and 2024, was $1.8 million and $2.1 million, respectively, and $3.7 million and $4.6 million for the six months ended December 31, 2025, and 2024, respectively.

During the three months ended December 31, 2025, the Company exercised a purchase option on an automated packaging system used in SelectRx operations for a total purchase price of $1.9 million. As of December 31, 2025, the asset is included in machinery and equipment and $1.3 million remains unpaid and is included in accrued expenses on the condensed consolidated balance sheet.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	December 31, 2025	June 30, 2025
Software	$29,813	$28,306
Work in progress	117	18
Total	29,930	28,324
Less accumulated amortization(1)	(13,721)	(13,264)
Software—net	$16,209	$15,060
(1) During the six months ended December 31, 2025, the Company disposed of $3.9 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended December 31, 2025, and 2024, the Company capitalized internal-use software and website development costs of $2.6 million, and $2.1 million, respectively, and recorded amortization expense of $2.2 million, and $2.0 million, respectively. For the six months ended December 31, 2025, and 2024, the Company capitalized internal-use software and website development costs of $5.5 million and $4.3 million, respectively, and recorded amortization expense of $4.4 million and $4.0 million, respectively.

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

During the six months ended December 31, 2025, the Company entered into one finance lease and added equipment to two existing finance leases, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $0.4 million.

During the six months ended December 31, 2024, the Company entered into four finance leases for equipment with commencement dates August 1, 2024 and September 19, 2024, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $1.3 million.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Finance lease costs(1)	$221	$151	$447	$249
Operating lease costs(2)	1,890	1,767	3,819	3,517
Short-term lease costs	66	63	133	125
Variable lease costs(3)	189	135	424	282
Sublease income	(432)	(550)	(958)	(1,113)
Total net lease costs	$1,934	$1,566	$3,865	$3,060
(1) Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in selling, general, and administrative expense and interest expense, net in the condensed consolidated statements of comprehensive income.
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

Maturities of Lease Liabilities—As of December 31, 2025, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2026	$3,929	$379	$4,308
2027	7,267	722	7,989
2028	6,906	690	7,596
2029	7,006	417	7,423
2030	4,615	30	4,645
Thereafter	12,985	—	12,985
Total undiscounted lease payments	42,708	2,238	44,946
Less: interest	14,246	433	14,679
Present value of lease liabilities	$28,462	$1,805	$30,267

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

As of December 31, 2025, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2026	$1,207
2027	2,102
2028	1,931
2029	1,931
2030	161
Total sublease income	$7,332

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	December 31, 2025			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,423	$(1,400)	$23	$17,492	$(4,209)	$(13,252)	$31
Trade name	—	—	—	2,680	—	(2,680)	—
Proprietary software	4,342	(2,968)	1,374	4,342	—	(2,418)	1,924
Non-compete agreements	100	(93)	7	100	—	(82)	18
Total intangible assets	$5,865	$(4,461)	$1,404	$24,614	$(4,209)	$(18,432)	$1,973

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and six months ended December 31, 2025 and 2024.

For the three months ended December 31, 2025 and 2024, amortization expense related to intangible assets totaled $0.3 million and $1.0 million, respectively, and $0.6 million and $2.1 million for the six months ended December 31, 2025 and 2024, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive income. The weighted-average remaining useful life of intangible assets was 1.3 years and 1.8 years as of December 31, 2025 and June 30, 2025, respectively.

As of December 31, 2025, expected amortization expense in future fiscal periods were as follows (in thousands):

	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder of 2026	$550	$7	$9	$566
2027	824	—	14	838
Total	$1,374	$7	$23	$1,404

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of December 31, 2025, the Company’s goodwill balance of $29.4 million, all of which is assigned to the Healthcare Services reporting unit and reportable segment, was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and six months ended December 31, 2025 and 2024, there were no indicators of impairment.

6.DEBT

Debt consisted of the following:

(in thousands)	December 31, 2025	June 30, 2025
Revolving credit facility(1)	$38,000	$—
Term Loans(1)	304,355	314,000
Class A Notes	44,021	50,054
Class B Notes	29,348	33,369
Unamortized debt issuance costs and debt discount	(9,928)	(12,311)
Total debt	405,796	385,112
Less current portion of long-term debt:	(20,104)	(68,523)
Long-term debt	$385,692	$316,589
(1) As described below and in Note 17, “Subsequent Events,” the Company entered into a new credit agreement on January 8, 2026. The proceeds of the loans under the new credit agreement were used to repay in full all existing Term Loans (as defined below). Since the principal amounts due within one year from the balance sheet have been refinanced on a long-term basis after the balance sheet date but before the issuance of these financial statements, the Company has reclassified the current portion of the outstanding debt under the previous credit facility as of December 31, 2025.

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Term Loans in existence as of December 31, 2025 are as follows:

(in thousands)	Remainder fiscal 2026	2027	2028	2029	Total
Revolving credit facility	$—	$—	$38,000	$—	$38,000
Term Loans(1)	2,031	57,841	244,483	—	304,355
Class A Notes	5,684	10,593	8,650	19,094	44,021
Class B Notes	3,790	7,062	5,767	12,729	29,348
Total obligations	$11,505	$75,496	$296,900	$31,823	$415,724
(1) The expected payments have been adjusted to reflect the classification of debt as of December 31, 2025.

Significant changes in the Company’s debt during the six months ended December 31, 2025 were as follows:

Senior Secured Credit Facility and Subsequent Refinancing

On January 8, 2026 (the “Refinancing Date”), the Company refinanced all of its outstanding debt under the credit agreement, dated as of November 5, 2019, by and among the Company and Ares Capital Corporation, as administrative agent, UMB Bank, N.A., as lender and revolver agent, and the other lenders party thereto (as amended, the “Senior Secured Credit Facility”). As part of the refinancing, which is described further below in Note 17, “Subsequent Events,” the Company repaid all outstanding amounts under the Senior Secured Credit Facility, which was terminated on the Refinancing Date. Prior to the refinancing, the Senior Secured Credit Facility provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) and a senior secured term loan, each with a maturity date of September 30, 2027. As of December 31, 2025, total proceeds from borrowings during the life of the term loan were $887.3 million (the “Term Loans”), and available borrowings under the Revolving Credit Facility were $33.7 million. Quarterly principal payments were 0.625% of the principal balance as of the date of the eleventh amendment with the remaining balance due on the maturity date.

Prior to the refinancing, the Term Loans bore interest on the outstanding principal amount thereof at a rate per annum equal to the sum of (a) cash interest in the amount of either, at the Company’s option, (i) SOFR (subject to a floor of 3.00%) plus 6.50% or (ii) a base rate plus 5.50%, and (b) payable in kind interest ranging from 0.00% to 3.00% determined based on the asset coverage ratio as of the end of the applicable test period. As of December 31, 2025, the Company’s payable in kind interest rate was 0.00%. The effective interest rate for the Term Loans as of December 31, 2025 was 10.3%. The Revolving Credit Facility accrued interest on amounts drawn at a rate per annum equal to either, at the Company’s option, (a) SOFR (subject to a floor of 1.0%) plus 5.0% or (b) a base rate plus 4.0%. The effective interest rate for the Revolving Credit Facility as of December 31, 2025 was 8.92%.

As of December 31, 2025, the Company was in compliance with all financial covenants pursuant to its debt obligations.

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

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of December 31, 2025, there were $42.5 million of Subject Renewal Commissions included on the condensed consolidated balance sheets.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The Company’s restricted cash balance totaled $5.0 million as of December 31, 2025, of which $3.9 million was included within cash, cash equivalents, and restricted cash and $1.1 million was classified as long-term and included within other assets on the Company’s condensed consolidated balance sheets.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of December 31, 2025 was 9.11% and 11.02%, respectively.

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

During the six months ended December 31, 2025, the Company repaid $10.1 million of the outstanding balance on the Notes.

The carrying amounts of the Company’s Term Loans and Notes approximate fair value, as the Term Loans bear variable interest rates that reset based on market indices and the Notes were issued at prevailing market terms with no significant changes in the Company’s credit quality, interest rates, or credit spreads since issuance.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of December 31, 2025, the Issuer’s liabilities included in the condensed consolidated balance sheets primarily consisted of the borrowings under the Indenture of $73.4 million.

7.Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company entered into the Senior Non-Convertible Preferred Stock Purchase Agreements with each of NL Monarch Holdings LLC (“Morgan Stanley”) and NL Monarch Holdings II LLC (“Bain Capital” and together with Morgan Stanley, the “Investors”), providing for an aggregate investment by the Investors of $350.0 million in the Company (collectively, the “Investment”). In exchange for the Investment, the Company issued to the Investors 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Senior Non-Convertible Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and agreed to issue to the Investors up to an aggregate amount of 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Senior Non-Convertible Preferred Stock Warrants”). Refer to Note 8 to the condensed consolidated financial statements for further detail on the Senior Non-Convertible Preferred Stock Warrants. At close, the Company reimbursed certain of the Investors’ expenses and paid to the Investors an aggregate closing fee of 3.00% of the aggregate purchase price. The Company used the net proceeds from the Investment to repay $260.0 million of the Company’s outstanding Term Loans balance, $4.9 million of accrued Term Loans interest, $13.0 million of transaction costs incurred at issuance, $40.0 million of the Company’s outstanding Revolving Credit Facility balance, and $20.0 million of cash to fund operations. In connection with the Investment, the Company also entered into a Director Designation Agreement with an affiliate of each Investor pursuant to which the Company appointed a representative of each Investor to the Company’s Board of Directors at closing.

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

Our calculation of the expected redemption price assumes redemption on the sixth anniversary date in accordance with the Certificate of Designation of the Senior Non-Convertible Preferred Stock (the “Certificate of Designation”). The Company has presented the Senior Non-Convertible Preferred Stock in temporary equity and is accreting the discount using the effective interest method. The implied effective interest rate is approximately 19.0% per annum.

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

Redemption Rights

As of December 31, 2025, the Senior Non-Convertible Preferred Stock was redeemable at the option of the holders upon the earlier of 1) the six-year anniversary of the issue date, and 2) only if all outstanding amounts due by the Company pursuant to the Senior Secured Credit Facility were not repaid, extended or refinanced in full prior to the latest maturity date (as defined in the Senior Secured Credit Facility), the date which is six months following such latest maturity date.

Following the Company’s entry on January 8, 2026 into the 2026 Credit Agreement (as defined below in Note 17, “Subsequent Events”), the proceeds of which were used to repay in full all outstanding obligations under the Senior Secured Credit Facility, the sixth anniversary of issuance currently represents the earliest potential redemption date for the Senior Non-Convertible Preferred Stock under the terms of the Certificate of Designation. The redemption is subject to certain factors not solely within the Company’s control and does not embody an unconditional obligation of the Company as of issuance to redeem the Senior Non-Convertible Preferred Stock. The Company may elect to redeem all or any portion of the Senior Non-Convertible Preferred Stock for an amount equal to the then current Liquidation Preference at any time on or after the sixth anniversary of the issuance date.

8.Warrants to Purchase Shares of Common Stock

Eleventh Amendment Warrants

Concurrent with the entry into the Eleventh Amendment and Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 Eleventh Amendment Warrants to the term lenders under the Senior Secured Credit Facility. Each Eleventh Amendment Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Eleventh Amendment Warrant agreements. The exercise price of the Eleventh Amendment Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Eleventh Amendment Warrants vest upon the occurrence of a repayment milestone failure or, in the absence of a repayment milestone failure, in four ratable annual installments commencing on the one-year anniversary of the original issue date, whereas repayment milestone failure is defined as the failure to prepay the Term Loans in an aggregate principal amount of not less than $300.0 million. The Eleventh Amendment Warrants expire four years after the initial vesting date. On October 15, 2025, the first tranche of the Eleventh Amendment Warrants vested in accordance with their terms. The second, third, and fourth tranches were unvested as of December 31, 2025. The warrants remain liability-classified and continue to be measured at fair value each reporting period.

The Company evaluated the Eleventh Amendment Warrants under ASC 815, Derivatives and Hedging, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability. For the Eleventh Amendment Warrants, this conclusion was reached due to the variable settlement amount of the Eleventh Amendment Warrant shares. Therefore, the freestanding Eleventh Amendment Warrants are reflected as liabilities on the condensed consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying condensed consolidated statements of comprehensive income.

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches: (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. Each Investor is entitled to receive one-half of each tranche of the Senior Non-Convertible Preferred Stock Warrants, subject to the conditions described below. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth therein, upon issuance. On January 2, 2026, the Company issued the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (the “Contingent Warrants”) that were allocated to each Investor. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of December 31, 2025, none of the Senior Non-Convertible Preferred Stock Warrants had been exercised.

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

Due to the Put Right, the Company evaluated the Senior Non-Convertible Preferred Stock Warrants under ASC 480 and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a liability. Therefore, the freestanding Senior Non-Convertible Preferred Stock Warrants are reflected as liabilities on the condensed consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in other expense in the accompanying condensed consolidated statements of comprehensive income.

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

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$328	$—	$—	$328

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$44,325	$44,325

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$322	$—	$—	$322

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$78,657	$78,657

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

Warrant liability—The Company utilizes the Black-Scholes-Merton option pricing model for the liability classified warrants each reporting period, with changes in fair value recognized in the condensed consolidated statements of comprehensive income. The estimated fair value of the liability classified warrants is determined using Level 3 inputs. Inherent in an option pricing model are estimates and assumptions related to expected share-price volatility, risk-free interest rate, expected dividend yield, and expected life. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities.

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

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

	December 31, 2025
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Stock price(1)	$1.41	$1.41	$1.41	$1.41
Exercise price	$3.00	$3.00	$3.00	$3.00
Expected volatility	105.20%	107.25%	101.36%	101.36%
Risk-free interest rate	3.56%	3.66%	3.76%	3.87%
Expected dividend-yield	—%	—%	—%	—%
Expected life	3.79 years	4.79 years	5.79 years	6.79 years
Fair value per warrant	$0.84	$0.96	$1.01	$1.08
(1) The stock price is based on the closing stock price as of December 31, 2025.

The expected life of the Senior Non-Convertible Preferred Stock Warrants is assumed to be equivalent to their remaining contractual term of ten years. The exercise prices of each tranche are based upon the terms established in the Senior Non-Convertible Preferred Stock Purchase Agreements. The Company used a ten-year term matched zero-coupon interest rate and a ten-year look back term. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Senior Non-Convertible Preferred Stock Warrants. The Company does not plan to pay a dividend during the Senior Non-Convertible Preferred Stock Warrants term, nor have they historically, thus the dividend rate will remain at zero.

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	December 31, 2025
	Tranche A	Tranche B	Tranche C
Stock price(1)	$1.41	$1.41	$1.41
Exercise price	$0.01	$3.92	$5.50
Expected volatility	101.36%	101.36%	101.36%
Risk-free interest rate	4.08%	4.08%	4.08%
Expected dividend-yield	—%	—%	—%
Expected life	9.11 years	9.11 years	9.11 years
Fair value per warrant	$1.41	$1.17	$1.13
(1) The stock price is based on the closing stock price as of December 31, 2025.

Changes in Level 3 fair value measurements during the period ended December 31, 2025 were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2025	$78,657
Change in fair value	(34,332)
Balance as of December 31, 2025	$44,325

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024. On July 31, 2024, the Company filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 2, 2024, and the Company filed its reply to Plaintiffs’ opposition on November 1, 2024. On April 3, 2025, the court dismissed Plaintiffs’ second amended complaint. Plaintiffs filed a notice of appeal on May 5, 2025. On August 8, 2025, plaintiffs West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System (together, the “Plaintiffs-Appellants”) filed a brief in support of their appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), and on August 13, 2025, the Second Circuit granted the parties’ joint stipulation dismissing Brookside Equity Partners LLC from the appeal. The Company and other remaining defendants-appellees (the “Defendants-Appellees”) filed their brief in response to Plaintiffs-Appellants’ brief on November 7, 2025, and Plaintiffs-Appellants submitted their reply brief on November 28, 2025. Oral argument before the Second Circuit is scheduled for February 27, 2026.

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

On August 19, 2025, the Company and co-defendants eHealth, Inc., GoHealth, Inc., Aetna Life Insurance Company (“Aetna”), Humana Inc. (“Humana”), and Elevance Health, Inc. (“Elevance”), and certain of their corporate affiliates (collectively with Aetna, Humana, and Elevance, the “Carriers”), filed a joint motion to dismiss the government’s complaint for failure to state a claim upon which relief can be granted. The Company, together with co-defendants eHealth, Inc. and GoHealth, Inc. (collectively, the “Brokers” and, together with the Carriers, the “Defendants”), also filed an additional motion to dismiss on separate grounds. On October 20, 2025, the government filed motions in opposition to the joint motion to dismiss and the Brokers’ separate motion to dismiss. Replies to the government’s oppositions to the joint motion and separate Brokers’ motion, respectively, were filed on December 19, 2025. A hearing on the motions to dismiss was held on January 21, 2026. The motions remain pending before the Court.

On August 11, 2025, a putative securities class action lawsuit captioned Pahlkotter v. SelectQuote, Inc., et al., Case No. 1:25-cv-06620 (the “Pahlkotter Action”), was filed in the U.S. District Court for the Southern District of New York against the Company and three of its current and former executive officers. The complaint asserts claims for securities law violations relating to the allegations set forth in the DOJ Action. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs. On August 29, 2025, the court granted the parties’ joint stipulation to stay the Pahlkotter Action pending the designation of a lead plaintiff and the anticipated filing of an amended complaint. Plaintiff Robert Pahlkotter was appointed lead plaintiff on November 3, 2025 and filed an amended complaint on January 16, 2026. The amended complaint asserted similar allegations to those alleged in the original complaint and added Robert Grant, the Company’s President, as an individual defendant.

On January 29, 2026, a stockholder derivative action captioned Roszel v. Hawks, et al., Case No. 1:26-cv-00801 (the “Roszel Action”) was filed in the U.S. District Court for the Southern District of New York by an alleged stockholder of the Company, purportedly on the Company’s behalf. The lawsuit was brought against the Company’s directors and certain of its current and former officers, and against the Company, as nominal defendant. The complaint alleges that the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements related to the events underlying the DOJ Action and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint also asserts claims against all defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same general underlying conduct and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Pahlkotter Action. The complaint seeks unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. On January 30, 2026, the action was referred to Judge Jennifer L. Rochon as possibly related to the Pahlkotter Action. On February 2, 2026, Judge Rochon accepted the Roszel Action as related to the Pahlkotter Action.

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

11.SHAREHOLDERS’ EQUITY

Common Stock—As of December 31, 2025, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	21,130,811
Stock awards available for grant under 2020 Plan	1,568,809
Options outstanding under 2003 Plan	424,295
Total	23,124,074

Share-Based Compensation Plans

The Company has awards outstanding from two share-based compensation plans, the 2003 Stock Incentive Plan (the “2003 Stock Plan”) and the 2020 Omnibus Incentive Plan (the “2020 Stock Plan” and, together with the 2003 Stock Plan, the “Stock Plans”). The 2020 Stock Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, time-based restricted stock unit awards (“RSUs”), price-vested restricted stock units (“PVUs”) and other forms of equity compensation (collectively, “stock awards”). All stock awards (other than ISOs, which may be granted only to current employees of the Company) may be granted to employees, non-employee directors, and consultants of the Company and its subsidiaries and affiliates. As of the effective date of the 2020 Stock Plan, which was adopted by the Company’s Board of Directors and approved by the Company’s stockholders in connection with the Company’s IPO in May 2020, no further awards may be made under the 2003 Stock Plan.

The number of shares of common stock available for issuance as of December 31, 2025, pursuant to future awards under the Company’s 2020 Stock Plan is 1,568,809. The number of shares of the Company’s common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Share-based compensation related to:
Equity classified stock options	$60	$374	$237	$850
Equity classified RSUs	2,417	2,641	4,944	4,934
Equity classified PVUs	999	1,684	2,621	2,761
Total	$3,476	$4,699	$7,802	$8,545

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

During the six months ended December 31, 2025 and 2024, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the six months ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2025	3,338,025	$12.30
Options forfeited/expired/cancelled	(15,931)	7.87
Outstanding—December 31, 2025	3,322,094	$12.32	4.94	$19,503
Vested and exercisable—December 31, 2025	3,104,079	$13.01	4.86	$19,503

As of December 31, 2025, there was less than $0.1 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 0.19 years.

During the three and six months ended December 31, 2025, there were no stock options exercised. The Company did not receive any cash in connection with stock options exercised during the three months ended December 31, 2024, and less than $0.1 million in connection with stock options exercised during the six months ended December 31, 2024.

Restricted Stock Units—The Company grants RSUs to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSUs is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2025:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	8,389,188	$2.30
Granted	5,853,713	1.72
Vested	(4,149,166)	2.29
Forfeited	(273,130)	2.16
Unvested as of December 31, 2025	9,820,605	$1.97

As of December 31, 2025, there was $15.4 million of unrecognized share-based compensation cost related to unvested restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.93 years.

Price-Vested Units—During the six months ended December 31, 2025, and 2024, the Company issued PVUs for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards granted during the six months ended December 31, 2025, and 2024, respectively, are divided into three separate tranches, each subject to a different price hurdle. Price hurdles are achieved when the average closing price per share of the Company’s common stock over any 60-trading day period during the five-year performance period meets or exceeds the relevant price hurdle. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs granted during the six months ended December 31, 2025:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	636,666	$1.67	$2.50	August 1, 2025 - August 1, 2030	1 year - 3 years
Tranche 2	636,668	$1.59	$4.00	August 1, 2025 - August 1, 2030	1.14 years - 3 years
Tranche 3	636,666	$1.49	$6.00	August 1, 2025 - August 1, 2030	1.62 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs awarded during the six months ended December 31, 2024:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	772,027	$3.98	$3.13	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 2	772,020	$3.75	$6.00	August 1, 2024 - August 1, 2029	1 year - 3 years
Tranche 3	772,027	$3.49	$9.00	August 1, 2024 - August 1, 2029	1.31 years - 3 years

The fair value of each PVU (for purposes of calculation of share-based compensation expense) is estimated using a Monte Carlo simulation valuation model that uses assumptions determined as of the date of the grant. Use of this model requires the input of subjective assumptions and changes in the subjective assumptions can materially affect the estimate of the fair value of share-based compensation recognized in the condensed consolidated statements of comprehensive income. These assumptions include estimating the volatility of the Company's common stock price over the expected term, the risk-free interest rate that reflects the interest rate at grant date on zero-coupon United States governmental bonds that have a remaining life similar to the expected term risk-free interest rate, the cost of equity, and the dividend yield assumption which is based on the Company's dividend payment history and management's expectations of future dividend payments.

The Company used the following weighted-average assumptions for the PVUs granted during the period presented below:

	Shares Granted August 1, 2025	Shares Granted August 1, 2024
Share price as of grant date	$1.74	$4.01
Volatility	104.2%	88.8%
Risk-free interest rate	3.7%	3.8%
Cost of Equity	15.8%	12.6%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the six months ended December 31, 2025:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	7,481,813	$2.11
Granted	1,910,000	$1.58
Vested	(752,732)	$2.18
Forfeited	(226,674)	$2.01
Unvested as of December 31, 2025	8,412,407	$1.99

During the year ended June 30, 2025, the $2.50, $3.13 and $4.00 stock price hurdles were achieved. During the six months ended December 31, 2025, one-third of the awards in the first tranche of PVUs with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, one-third of the awards in the first tranche of PVUs with a $4.00 price hurdle that were granted during the three months ended September 30, 2022 vested, and one-third of the awards in the first tranche of PVUs with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 vested.

As of December 31, 2025, there was $4.9 million of unrecognized share-based compensation cost related to unvested PVUs outstanding, which is expected to be recognized over a weighted-average period of 1.41 years.

ESPP—The purpose of the Company’s ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of December 31, 2025 there are 159 shares reserved for future issuance under the plan.

12.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Senior:
Medicare advantage commissions	$224,831	$226,716	$272,908	$301,187
Other Senior commissions	6,268	2,185	8,938	4,765
Other services	30,440	26,677	38,690	42,535
Total Senior revenue	261,539	255,578	320,536	348,487
Healthcare Services:
Pharmacy	227,209	180,000	445,753	332,883
Other services	3,445	3,370	6,252	6,225
Total Healthcare Services revenue	230,654	183,370	452,005	339,108
Life:
Term commissions	18,487	18,666	37,766	35,030
Final expense commissions	20,389	16,283	42,335	34,607
Other services	4,747	4,912	10,168	9,514
Total Life revenue	43,623	39,861	90,269	79,151
All other:
Commissions	2,620	3,972	6,267	9,767
Other services	1,271	171	1,271	343
Total All other revenue	3,891	4,143	7,538	10,110
Eliminations:
Commissions	(1,160)	(1,022)	(1,812)	(1,665)
Other services	(1,445)	(861)	(2,623)	(1,859)
Total Elimination revenue	(2,605)	(1,883)	(4,435)	(3,524)
Total Commissions and other services revenue	309,893	301,069	420,160	440,449
Total Pharmacy revenue	227,209	180,000	445,753	332,883
Total Revenue	$537,102	$481,069	$865,913	$773,332

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2025	$950,828
Commission revenue from revenue recognized	164,606
Net commission revenue adjustment from change in estimate	128
Amounts recognized as accounts receivable, net	(21,784)
Balance as of December 31, 2025	$1,093,778

For the six months ended December 31, 2025, the $0.1 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $0.6 million for Senior and a negative adjustment of $0.4 million for Life. The remaining negative adjustment of $0.1 million relates to the Company’s All other non-reportable segment. Refer to Note 15 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities on the condensed consolidated balance sheets represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2025	$698
Commission and other services revenue recognized	(12,501)
Amounts recognized as contract liabilities	13,640
Balance as of December 31, 2025	$1,837

13.INCOME TAXES

For the three months ended December 31, 2025, and 2024, the Company recognized income tax expense of $13.7 million and income tax benefits of $13.7 million, respectively, representing effective tax rates of 16.5% and (34.6)%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation, and general business credits. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments .

For the six months ended December 31, 2025 and 2024, the Company recognized income tax expense of $6.5 million and income tax benefits of $4.2 million, respectively, representing effective tax rates of 14.3% and (91.6)%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation, and general business credits. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments.

As of December 31, 2025, the Company has a valuation allowance of $29.6 million for deferred tax assets related to certain federal and state specific net operating losses, Sec. 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740, Income Taxes when evaluating the need for a valuation allowance. Aside from the certain deferred tax assets related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of December 31, 2025 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

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

14.NET INCOME PER SHARE

The Company calculates net income per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net income per share (“Basic EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of December 31, 2025, the Company included the Tranche A Senior Non-Convertible Preferred Stock Warrants (excluding the Contingent Warrants) outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants.

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

The following table sets forth the computation of net income per share for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders, basic	$51,168	$53,236	$3,227	$8,690
Change in fair value of warrants(1)	(1,112)	—	(1,962)	—
Net income attributable to common shareholders, diluted	50,056	53,236	1,265	8,690
Denominator:
Weighted-average common stock outstanding, basic	187,573	171,802	186,694	171,116
Stock options outstanding to purchase shares of common stock including unvested RSUs and from the ESPP	1,247	3,299	2,024	3,908
Dilutive effect of warrants to purchase common stock	2,010	—	2,012	—
Weighted-average common stock outstanding, diluted	190,830	175,101	190,730	175,024

Net income per share—basic:	$0.27	$0.31	$0.02	$0.05

Net income per share—diluted:	$0.26	$0.30	$0.01	$0.05
(1) Includes the change in fair value of warrant liabilities to the extent the related warrants to purchase common stock are dilutive or the effect is not anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Stock options outstanding to purchase shares of common stock, unvested RSUs and shares from the ESPP	5,357	4,875	4,850	4,164

The weighted average potential shares of common stock that were excluded from the calculation of net income per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Shares subject to outstanding PVUs	8,412	8,151	8,526	7,393

The weighted average potential shares of common stock that were excluded from the calculation of net income per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock or the effect would have been anti-dilutive for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Warrants to purchase shares of common stock	22,920	5,568	22,920	5,568

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

The Company’s operating segments and reportable segments have been determined in accordance with ASC 280. We currently have three reportable segments: i) Senior, ii) Healthcare Services, and iii) Life. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Healthcare Select, and SPM. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products. The All Other category is reflective of the revenue generated from selling individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-based compensation expense, depreciation and amortization, goodwill, impairment charges, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations.

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

Three Months Ended December 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$259,201	$230,412	$43,598	$533,211
Intersegment revenue	2,338	242	25	2,605
Total revenue from reportable segments	$261,539	$230,654	$43,623	$535,816
All other revenue (1)				3,891
Eliminations of intersegment revenues				(2,605)
Total consolidated revenue				$537,102
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$261,539	$230,654	$43,623	$535,816
Less:
Cost of commissions and other services revenue	(74,391)	(8,357)	(17,404)
Cost of goods sold - pharmacy revenue	—	(203,783)	—
Marketing expense (1)	(84,056)	(2,235)	(20,376)
Technical development (2)	—	(311)	—
Selling, general, and administrative (3)	(640)	(15,122)	(262)
Adjusted Segment EBITDA	$102,452	$846	$5,581	$108,879
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				2,102
Corporate (5)				(26,250)
Share-based compensation expense				(3,475)
Transaction costs (6)				(662)
Depreciation and amortization				(4,322)
Impairment of equity-method investment (7)				(1,000)
Change in fair value of warrants				19,296
Interest expense, net				(11,613)
Income before income tax expense (benefit)				$82,955
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.4 million), professional services ($5.0 million), and facilities ($1.4 million).
(6) These expenses primarily consist of financing transaction costs ($0.3 million) and non-restructuring severance expenses ($0.3 million).
(7) During the three months ended December 31, 2025, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Three Months Ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$253,805	$183,281	$39,840	$476,926
Intersegment revenue	1,773	89	21	1,883
Total revenue from reportable segments	$255,578	$183,370	$39,861	$478,809
All other revenue (1)				4,143
Eliminations of intersegment revenues				(1,883)
Total consolidated revenue				$481,069
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$255,578	$183,370	$39,861	$478,809
Less:
Cost of commissions and other services revenue	(75,042)	(7,932)	(15,041)
Cost of goods sold - pharmacy revenue	—	(155,009)	—
Marketing expense (1)	(79,398)	(1,902)	(17,172)
Technical development (2)	—	(592)	—
Selling, general, and administrative (3)	(617)	(15,723)	(225)
Adjusted Segment EBITDA	$100,521	$2,212	$7,423	$110,156
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				2,303
Corporate (5)				(24,940)
Share-based compensation expense				(4,699)
Transaction costs (6)				(6,719)
Depreciation and amortization				(5,060)
Loss on disposal of property, equipment, and software, net				(122)
Change in fair value of warrants				(7,642)
Interest expense, net				(23,721)
Income before income tax expense (benefit)				$39,556
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.3 million), professional services ($4.0 million), and facilities ($1.3 million).
(6) These expenses primarily consist of financing transaction costs ($6.7 million).

Six Months Ended December 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$316,499	$451,650	$90,226	$858,375
Intersegment revenue	4,037	355	43	4,435
Total revenue from reportable segments	$320,536	$452,005	$90,269	$862,810
All other revenue (1)				7,538
Eliminations of intersegment revenues				(4,435)
Total consolidated revenue				$865,913
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$320,536	$452,005	$90,269	$862,810
Less:
Cost of commissions and other services revenue	(116,288)	(14,658)	(35,382)
Cost of goods sold - pharmacy revenue	—	(395,181)	—
Marketing expense (1)	(121,686)	(4,623)	(43,136)
Technical development (2)	—	(749)	—
Selling, general, and administrative (3)	(1,147)	(28,736)	(599)
Adjusted Segment EBITDA	$81,415	$8,058	$11,152	$100,625
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				3,989
Corporate (5)				(51,962)
Share-based compensation expense				(7,802)
Transaction costs (6)				(846)
Depreciation and amortization				(8,622)
Impairment of equity-method investment (7)				(1,000)
Change in fair value of warrants				34,332
Interest expense, net				(23,421)
Income before income tax expense (benefit)				$45,293
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($35.2 million), professional services ($9.1 million), and facilities ($2.7 million).
(6) These expenses primarily consist of financing transaction costs ($0.5 million) and non-restructuring severance expenses ($0.4 million).
(7) During the six months ended December 31, 2025, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Six Months Ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$345,169	$338,947	$79,106	$763,222
Intersegment revenue	3,318	161	45	3,524
Total revenue from reportable segments	$348,487	$339,108	$79,151	$766,746
All other revenue (1)				10,110
Eliminations of intersegment revenues				(3,524)
Total consolidated revenue				$773,332
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$348,487	$339,108	$79,151	$766,746
Less:
Cost of commissions and other services revenue	(116,169)	(13,812)	(29,613)
Cost of goods sold - pharmacy revenue	—	(283,375)	—
Marketing expense (1)	(122,775)	(4,149)	(35,667)
Technical development (2)	—	(1,200)	—
Selling, general, and administrative (3)	(1,296)	(29,483)	(488)
Adjusted Segment EBITDA	$108,247	$7,089	$13,383	$128,719
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				6,099
Corporate (5)				(48,983)
Share-based compensation expense				(8,545)
Transaction costs (6)				(7,544)
Depreciation and amortization				(10,659)
Loss on disposal of property, equipment, and software, net				(157)
Change in fair value of warrants				(7,642)
Interest expense, net				(46,752)
Income before income tax expense (benefit)				$4,536
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($32.8 million), professional services ($8.8 million), and facilities ($2.8 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($7.0 million).

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended December 31, 2025, three insurance carrier customers accounted for 37% (UHC), 19% (Humana), and 13% (Aetna), of total revenue. For the three months ended December 31, 2024, three insurance carrier customers accounted for 38% (UHC), 14% (Humana), and 16% (Aetna) of total revenue. For the six months ended December 31, 2025, three insurance carrier customers accounted for 40% (UHC), 14% (Humana) and 12% (Aetna), of total revenue. For the six months ended December 31, 2024, three customers accounted for 35% (UHC), 13% (Humana), and 17% (Aetna) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

16.     RELATED-PARTY TRANSACTIONS

In accordance with ASC 850, Related-party Transactions, the Company has evaluated related-party relationships and transactions for the periods presented. There were no material related-party transactions during the three and six months ended December 31, 2025, and no changes in related-party arrangements from those described in our Annual Report. As of December 31, 2025, there were no outstanding balances due to or from related parties.

17.     SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that there are the following material subsequent events:

On January 8, 2026, the Company entered into a credit agreement with PLC Agent LLC, as administrative agent, UMB Bank, N.A. as lender and revolver agent, and the other lenders party thereto (the “2026 Credit Agreement”). The 2026 Credit Agreement provides the Company with the following credit facilities:

•Senior Secured Term Loan—A senior secured term loan in the aggregate principal amount of $325.0 million (the “2026 Term Loan”). The 2026 Term Loan requires scheduled quarterly principal repayments commencing on April 1, 2026. The initial quarterly installments are equal to 0.625% of the initial principal amount through June 30, 2027, and increase to 1.25% of the initial principal amount thereafter until the maturity date.

•Senior Secured Revolving Credit Facility—A senior secured revolving credit facility in an aggregate principal amount of up to $90.0 million (the “2026 Revolving Credit Facility”). With the exception of January and December of each fiscal year when the commitment increases to $90.0 million, the aggregate revolving commitment is $71.7 million. Borrowing availability under the 2026 Revolving Credit Facility is subject to a borrowing base calculation based on eligible current accounts receivable and commission receivables, both current and long-term.

Interest Rates—The loans under the 2026 Credit Agreement bear interest at a rate per annum equal to Term SOFR or the Base Rate, plus an applicable margin. The applicable margin for the 2026 Term Loan is initially 6.50% for SOFR Loans and 5.50% for Base Rate Loans. The applicable margin for the revolving loans under the 2026 Revolving Credit Facility is 4.00% for SOFR Loans and 3.00% for Base Rate Loans.

Maturity and Refinancing—Both the 2026 Term Loan and the 2026 Revolving Credit Facility mature on January 8, 2031 (the “Maturity Date”), subject to certain acceleration features related to the Company's Senior Non-Convertible Preferred Stock transaction. The proceeds of the 2026 Term Loan were used to repay all outstanding amounts under the Senior Secured Credit Facility and to pay related transaction expenses. As a result of the refinancing, the Company expects to recognize a loss on extinguishment of approximately $8.7 million in the third quarter of fiscal year 2026. The loss on extinguishment is primarily comprised of unamortized deferred financing costs and debt discounts associated with the Senior Secured Credit Facility.

The 2026 Credit Agreement contains customary affirmative and negative covenants, including requirements to maintain a minimum fixed charge coverage ratio and a minimum liquidity threshold. The obligations of the Company under the 2026 Credit Agreement are guaranteed by certain of the Company’s subsidiaries and secured by a security interest in all assets of the Company and the guarantor subsidiaries, subject to certain exceptions.

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

In recent years, we have increasingly focused on expanding our healthcare services platform as a natural extension of our core Senior distribution insurance business. This expansion in offerings reflects our prioritization of synergistic high-growth opportunities in areas such as pharmacy services and chronic care management through offerings like SelectRx and SelectPatient Management (“SPM”). At the same time, we have de-emphasized production within our Auto & Home distribution insurance business, which no longer represents a core area of focus. Our strategy is focused on delivering more comprehensive and personalized healthcare solutions that meet the evolving needs of our senior customers.

Our insurance distribution business, which has operated continuously for over 40 years, allows consumers to transparently and conveniently shop for senior health, life, and automobile and home insurance policies from a curated panel of the nation’s leading insurance carriers. As an insurance distributor, we do not insure the consumer, but rather identify consumers looking to acquire insurance products and place these policies from consumers with insurance carrier partners that best meet our clients’ needs. In return, we earn commissions from our insurance carrier partners for the policies we sell on their behalf. Our proprietary technology platform integrates artificial intelligence and data science based machine learning models to analyze and identify high-quality consumer leads from diverse online and offline channels, such as digital marketing, radio, television, and third-party partnerships. Leveraging over 40 years of accumulated data and advanced predictive analytics, our technology dynamically optimizes marketing spend in real-time. Our intelligent workflow system instantly evaluates each acquired lead, routing it efficiently to the most suitable sales agent based on consumer needs and agent expertise. Our platform then captures and utilizes our experience to further build upon the millions of data points that feed our marketing algorithms, further enhancing our ability to deploy subsequent marketing dollars efficiently and target more high-quality consumer leads. We have built our business model to maximize commissions collected over the life of an approved policy, a metric we refer to as “ lifetime value of commissions” or “LTV”, which is a key component to our overall profitability.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 93%, and 93%, of our approved Senior policies for the three months ended December 31, 2025, and 2024, respectively, and 91% and 91% for the six months ended December 31, 2025, and 2024, respectively, with other ancillary type policies accounting for the remainder.

Healthcare Services, launched in 2021, offers various health-related products and services through SelectRx, Healthcare Select, and SPM. SelectRx provides patients with one cohesive pharmacy solution by combining their prescription and over-the-counter (“OTC”) medications in customized medication packaging. The solution improves adherence and drives positive health outcomes while reducing adverse drug interactions, hospital stays, and reduces waste. Through Healthcare Select, we utilize our excellent consumer engagement capabilities to capture valuable self-reported information in real-time for our insurance carrier partners by completing health risk and lifestyle assessments. We then use that data to take a real-time, proactive, and personalized approach to offer various health-related products and services to the consumer, such as our pharmacy services from SelectRx. In 2024, we launched SPM, via a $4.0 million acquisition of an existing chronic care management platform, which offers providers, payers, and Accountable Care Organizations scalable, technology-enhanced services for patients living with chronic conditions. Through consistent, trust-based patient engagement, SPM helps patients navigate the care continuum, focusing on non-clinical factors so physicians can focus on the more critical needs of their patients. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for our members.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.6 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 39%, and 44% of new premium within the Life segment for the three months ended December 31, 2025, and 2024, respectively, with final expense policies accounting for 61%, and 56% for the three months ended December 31, 2025, and 2024, respectively. For the six months ended December 31, 2025, and 2024, term life policies accounted for 39% and 41% of new premium within Life, respectively, with final expense policies accounting for 61% and 59%, respectively.

Our other operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All other” which represents a shopping platform for auto, home, and specialty insurance lines.

The three and six months ended December 31, referenced throughout the commentary below refers to the second quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2026, and 2025.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Medicare Advantage	286,076	284,774	356,316	387,055
All other (1)	29,546	26,861	46,720	43,117
Total	315,622	311,635	403,036	430,172
(1) Represents the submitted policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products increased 1% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase was primarily due to a 7% increase in the number of average productive agents, offset by a 12% decrease in overall close rates.

Total submitted policies for all products decreased 6% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024. The decrease was primarily due to a 13% decrease in overall close rates, partially offset by a 3% increase in the number of average productive agents.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Medicare Advantage	257,279	247,849	319,789	339,529
All other (1)	20,302	19,714	34,178	32,693
Total	277,581	267,563	353,967	372,222
(1) Represents the approved policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products increased by 4% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, which correlates to the increase in submitted policies.

Total approved policies decreased by 5% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, which correlates to the decrease in submitted policies.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Medicare Advantage	$874	$907	$853	$881
All other (1)	151	111	145	134
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy decreased 4% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily due to shifts in carrier mix, along with plan terminations and changes to plan designs.

The LTV per MA approved policy decreased 3% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, primarily due to shifts in carrier mix, along with plan terminations and changes to plan designs.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	December 31, 2025	December 31, 2024
Total SelectRx Members	113,483	96,695

The total number of SelectRx members increased by 17% as of December 31, 2025, compared to December 31, 2024, due to our continued strategy to grow SelectRx membership.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Prescriptions Per Day	32,578	26,846	31,978	25,922

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands):	2025	2024	2025	2024
Term Premiums	$17,513	$17,311	$36,957	$32,529
Final Expense Premiums	27,355	22,139	56,784	46,612
Total	$44,868	$39,450	$93,741	$79,141

Total term premiums increased 1% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, due to a 4% increase in the number of policies sold, partially offset by a 3% decrease in the average premium per policy sold. Final expense premiums increased 24% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, due to a 28% increase in the number of policies sold, partially offset by a 3% decrease in the average premium per policy sold. The increase in the number of final expense policies sold was driven by a 42% increase in average agent headcount due to the addition of new external agents onboarded during the three months ended December 31, 2025.

Total term premiums increased 14% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, due to a 4% increase in the average premium per policy sold and a 9% increase in the number of policies sold. Final expense premiums increased 22% for the six months ended December 31, 2025, compared to the six months ended December 31, 2024, due to a 23% increase in the number of policies sold, partially offset by a 1% decrease in the average premium per policy sold. The increase in the number of final expense policies sold was driven by a 39% increase in average agent headcount due to flex agents onboarded from the Senior segment during the three months ended September 30, 2025 and new external agents onboarded during the three months ended December 31, 2025, all of which were less productive then our tenured agents.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(in thousands)	2025		2024		2025		2024
Revenue
Commissions and other services	$309,893	58%	$301,069	63%	$420,160	49%	$440,449	57%
Pharmacy	227,209	42%	180,000	37%	445,753	51%	332,883	43%
Total revenue	537,102	100%	481,069	100%	865,913	100%	773,332	100%
Operating costs and expenses
Cost of commissions and other services revenue	103,034	19%	101,138	21%	172,135	20%	166,872	22%
Cost of goods sold—pharmacy revenue	205,194	38%	156,201	32%	397,973	46%	285,724	37%
Marketing and advertising	105,028	20%	97,725	20%	166,975	19%	161,489	22%
Selling, general, and administrative	38,940	7%	45,021	9%	74,759	9%	81,166	10%
Technical development	9,595	2%	10,044	2%	19,506	2%	19,119	2%
Total operating costs and expenses	461,791	86%	410,129	84%	831,348	96%	714,370	93%
Income from operations	75,311	14%	70,940	15%	34,565	4%	58,962	8%
Interest expense, net	(11,613)	(2)%	(23,721)	(5)%	(23,421)	(3)%	(46,752)	(5)%
Change in fair value of warrants	19,296	4%	(7,642)	(2)%	34,332	4%	(7,642)	(1)%
Other expense, net	(39)	—%	(21)	—%	(183)	—%	(32)	—%
Income before income tax expense (benefit)	82,955	16%	39,556	8%	45,293	5%	4,536	2%
Income tax expense (benefit)	13,662	3%	(13,680)	(3)%	6,459	1%	(4,154)	(1)%
Net income	$69,293	13%	$53,236	11%	$38,834	4%	$8,690	1%

Revenue

We earn revenue in the form of commission payments from our insurance carrier customers, for the initial year the insurance policy is in effect (“first year”) and, where applicable, for each subsequent year the policy renews (“renewal year”), in addition to production bonuses and marketing development funds received from some insurance carriers. Production bonuses are based on attaining various predetermined target sales levels or other agreed upon objectives, whereas marketing development funds may or may not contain such predetermined targets and are used to purchase leads. These, along with other services revenue from Healthcare Services (excluding SelectRx revenue discussed below) and our lead generation business (of which the majority is eliminated as intersegment revenue), are presented in our condensed consolidated statements of comprehensive income as commissions and other services revenue. Pharmacy revenue on the condensed consolidated statements of comprehensive income includes revenue from the sale of prescription and OTC medication products from SelectRx.

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Commissions and other services	$309,893	$301,069	3%	$420,160	$440,449	(5)%
Pharmacy	227,209	180,000	26%	445,753	332,883	34%
Total revenue	$537,102	$481,069	12%	$865,913	$773,332	12%

Three Months Ended December 31, 2025 and 2024– Commission and other services revenue increased $8.8 million, or 3%, for the three months ended December 31, 2025, primarily due to a $3.8 million increase in Life revenue, a $3.8 million increase in other Senior revenue, and a $2.2 million increase in Senior commissions revenue. The increase in Life revenue was primarily driven by a $4.1 million increase in final expense revenue due to a 28% increase in the number of policies sold. The increase in number of policies sold was partially offset by a 3% decrease in the average premium per policy sold. The increase in Senior revenue, was driven by a 4% increase in approved policies. Pharmacy revenue increased $47.2 million, or 26%, primarily due to a 17% increase in members due to the continued growth of the SelectRx business.

Six Months Ended December 31, 2025 and 2024– Pharmacy revenue increased $112.9 million or 34%, primarily due to the 17% increase in members due to the continued growth of the SelectRx business. Commission and other services revenue decreased $20.3 million, or 5%, for the six months ended December 31, 2025, primarily due to decreases in Senior commission revenue and other Senior revenue of $24.1 million and $3.8 million, respectively. The decrease in Senior commission revenue was primarily driven by a 5% decrease in approved policies. These decreases were partially offset by an increase in Life commission revenue of $10.5 million, which was primarily driven by a $7.7 million increase in final expense revenue due to a 23% increase in the number of policies sold. The increase in number of policies sold was partially offset by a 1% decrease in the average premium per policy sold.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Cost of commissions and other services revenue	$103,034	$101,138	2%	$172,135	$166,872	3%

Three Months Ended December 31, 2025 and 2024–Cost of commissions and other service revenue increased $1.9 million, or 2%, for the three months ended December 31, 2025, primarily due to a $2.1 million increase in compensation costs, partially offset by $0.2 million decrease in depreciation and amortization. The $2.1 million increase in compensation costs is primarily comprised of a $2.3 million and $0.6 million increase in costs for sales and customer care agents in Life and Healthcare Services, respectively. The increase is partially offset by a $0.9 million decrease in costs for our sales and customer care agents in Senior.

Six Months Ended December 31, 2025 and 2024–Cost of commissions and other service revenue increased $5.3 million, or 3%, for the six months ended December 31, 2025, primarily due to a $5.5 million increase in compensation costs and a $0.7 million increase in licensing fees. These increases were partially offset by $0.6 million decrease in depreciation and amortization. The $5.5 million increase in compensation costs is primarily comprised of a $5.3 million increase in costs for sales and customer care agents in Life.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Cost of goods sold—pharmacy revenue	$205,194	$156,201	31%	$397,973	$285,724	39%

Three Months Ended December 31, 2025 and 2024–Cost of goods sold-pharmacy revenue increased $49.0 million, or 31%, for the three months ended December 31, 2025, primarily due to a $47.2 million increase in medication costs and a $1.5 million increase in compensation costs. Medication costs increased largely due to a 17%

increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

Six Months Ended December 31, 2025 and 2024–Cost of goods sold-pharmacy revenue increased $112.2 million, or 39%, for the six months ended December 31, 2025, primarily due to a $106.7 million increase in medication costs, a $3.3 million increase in compensation costs, and a $1.3 million increase in fulfillment costs. Medication and fulfillment costs increased largely due to a 17% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Marketing and advertising	$105,028	$97,725	7%	$166,975	$161,489	3%

Three Months Ended December 31, 2025 and 2024–Marketing and advertising expenses increased $7.3 million, or 7%, for the three months ended December 31, 2025, primarily due to a $5.8 million increase in lead costs. The increase in lead costs was attributable to higher call volume requirements associated with increased agent headcount. The headcount change was driven by increased utilization of flex hiring, which led to a year-over-year shift in the mix of agents; specifically, tenured core agents comprised of 69% of the workforce for the three months ended December 31, 2025, relative to 92% for the three months ended December 31, 2024.

Six Months Ended December 31, 2025 and 2024–Marketing and advertising expenses increased $5.5 million, or 3%, for the six months ended December 31, 2025, primarily due to a $4.2 million increase in lead costs. The increase in lead costs was attributable to higher call volume requirements associated with increased agent headcount. The headcount change was driven by increased utilization of flex hiring, which led to a year-over-year shift in the mix of agents; specifically, tenured core agents comprised of 64% of the workforce for the six months ended December 31, 2025, relative to 91% for the six months ended December 31, 2024

Selling, General, and Administrative

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Selling, general, and administrative	$38,940	$45,021	(14)%	$74,759	$81,166	(8)%

Three Months Ended December 31, 2025 and 2024–Selling, general, and administrative expenses decreased $6.1 million, or 14%, for the three months ended December 31, 2025, primarily due to $6.3 million decrease in corporate development costs. The decrease in corporate development costs is a result of additional expenses incurred in the prior period related to the securitization and Senior Non-Convertible Preferred Stock transactions.

Six Months Ended December 31, 2025 and 2024–Selling, general, and administrative expenses decreased $6.4 million, or 8%, for the six months ended December 31, 2025, primarily due to $6.5 decrease in corporate development costs. The decrease in corporate development costs is a result of additional expenses incurred in the prior period related to the securitization and Senior Non-Convertible Preferred Stock transactions.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Technical development	$9,595	$10,044	(4)%	$19,506	$19,119	2%

Three Months Ended December 31, 2025 and 2024–Technical development expenses decreased $0.4 million, or 4%, for the three months ended December 31, 2025, primarily due to a $0.1 million decrease in compensation costs due to a decrease in headcount for technology personnel combined with a $0.1 million decrease in depreciation and amortization.

Six Months Ended December 31, 2025 and 2024–Technical development expenses increased $0.4 million, or 2%, for the three months ended December 31, 2025, primarily due to a $1.0 million increase in compensation costs due to an increase in headcount for technology personnel. The increase in compensation costs were partially offset by a $0.7 million decrease in data center costs. The decrease in data center costs was driven by a reduction in cloud infrastructure capacity to align with current demand.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Interest expense, net	$11,613	$23,721	(51)%	$23,421	$46,752	(50)%

Three Months Ended December 31, 2025 and 2024–Interest expense decreased $12.1 million, or 51%, for the three months ended December 31, 2025. The decrease was primarily driven by the Company’s lower cost of capital following the completion of the securitization transaction and the repayment of $260.0 million of the Term Loans balance using the proceeds from the Senior Non-Convertible Preferred Stock issuance.

Six Months Ended December 31, 2025 and 2024–Interest expense decreased $23.3 million, or 50%, for the six months ended December 31, 2025. The decrease was primarily driven by the Company’s lower cost of capital following the completion of the securitization transaction and the repayment of $260.0 million of the Term Loans balance using the proceeds from the Senior Non-Convertible Preferred Stock issuance.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended December 31,		Percent Change	Six Months Ended December 31,		Percent Change
(dollars in thousands)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Income tax expense (benefit)	$13,662	$(13,680)	(200)%	$6,459	$(4,154)	(255)%
Effective tax rate	16.5%	(34.6)%		14.3%	(91.6)%

Three Months Ended December 31, 2025 and 2024–For the three months ended December 31, 2025, and 2024, the Company recognized an income tax expense of $13.7 million and income tax benefit of $13.7 million, representing an effective tax rate of 16.5% and (34.6)%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the three months ended December 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation and general business credits. The differences from the federal statutory tax rate to the effective tax rates for the three months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments.

Six Months Ended December 31, 2025 and 2024–For the six months ended December 31, 2025 and 2024, the Company recognized income tax expense of $6.5 million and income tax benefit of $4.2 million, respectively, representing effective tax rates of 14.3% and (91.6)%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation and general business credits. The differences from the federal statutory tax rate to the effective tax rate for the six months ended December 31, 2024, were primarily related to state income taxes, the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, vesting of restricted stock units, and non-deductibility of warrant market adjustments.

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

We define Adjusted EBITDA as net income plus interest expense, income taxes, depreciation and amortization, changes in fair value of warrant liabilities, transaction costs, and certain add-backs for non-cash or non-recurring expenses, including restructuring, impairment charges, and share-based compensation expenses. The most directly comparable GAAP measure is net income. We monitor and have presented Adjusted EBITDA herein because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, establish budgets, and develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

The following table sets forth a reconciliation of the differences between net income and Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Net income	$69,293	$53,236	$38,834	$8,690
Share-based compensation expense	3,475	4,699	7,802	8,545
Transaction costs(1)	662	6,719	846	7,544
Depreciation and amortization	4,322	5,060	8,622	10,659
Loss on disposal of property, equipment, and software, net	—	122	—	157
Impairment of equity-method investment(2)	1,000	—	1,000	—
Change in fair value of warrants	(19,296)	7,642	(34,332)	7,642
Interest expense, net	11,613	23,721	23,421	46,752
Income tax expense (benefit)	13,662	(13,680)	6,459	(4,154)
Adjusted EBITDA	$84,731	$87,519	$52,652	$85,835
(1) For the three and six months ended December 31, 2025, these expenses primarily consist of financing transaction costs ($0.3 million and $0.5 million) and non-restructuring severance expenses ($0.3 million and $0.4 million). For the three and six months ended December 31, 2024, these expenses primarily consist of financing transaction costs ($6.7 million and $7.0 million) and non-restructuring severance expenses ($0.0 million and $0.5 million).
(2) During the three and six months ended December 31, 2025, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

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

The Company’s operating segments have been determined in accordance with ASC 280. We currently have three reportable segments: i) Senior, ii) Healthcare Services, and iii) Life. Senior primarily sells senior Medicare-related health insurance products. Healthcare Services includes SelectRx, Healthcare Select, and SPM. Healthcare Services provides products and services to our Medicare policyholders, which are focused on improving patient health outcomes. Life primarily sells term life and final expense products. The All Other category is reflective of the revenue generated from selling individual automobile and homeowners’ insurance. Additionally, the Company accounts for non-operating activity, share-based compensation expense, depreciation and amortization, goodwill, impairment charges, certain intersegment eliminations, and the costs of providing corporate and other administrative services in our administrative division, Corporate & Eliminations. We have not aggregated any operating segments together to represent a reportable segment.

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

Three Months Ended December 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$259,201	$230,412	$43,598	$533,211
Intersegment revenue	2,338	242	25	2,605
Total revenue from reportable segments	$261,539	$230,654	$43,623	$535,816
All other revenue (1)				3,891
Eliminations of intersegment revenues				(2,605)
Total consolidated revenue				$537,102
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$261,539	$230,654	$43,623	$535,816
Less:
Cost of commissions and other services revenue	(74,391)	(8,357)	(17,404)
Cost of goods sold - pharmacy revenue	—	(203,783)	—
Marketing expense (1)	(84,056)	(2,235)	(20,376)
Technical development (2)	—	(311)	—
Selling, general, and administrative (3)	(640)	(15,122)	(262)
Adjusted Segment EBITDA	$102,452	$846	$5,581	$108,879
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				2,102
Corporate (5)				(26,250)
Share-based compensation expense				(3,475)
Transaction costs (6)				(662)
Depreciation and amortization				(4,322)
Impairment of equity-method investment (7)				(1,000)
Change in fair value of warrants				19,296
Interest expense, net				(11,613)
Income before income tax expense (benefit)				$82,955
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.4 million), professional services ($5.0 million), and facilities ($1.4 million).
(6) These expenses primarily consist of financing transaction costs ($0.3 million) and non-restructuring severance expenses ($0.3 million).
(7) During the three months ended December 31, 2025, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Three Months Ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$253,805	$183,281	$39,840	$476,926
Intersegment revenue	1,773	89	21	1,883
Total revenue from reportable segments	$255,578	$183,370	$39,861	$478,809
All other revenue (1)				4,143
Eliminations of intersegment revenues				(1,883)
Total consolidated revenue				$481,069
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$255,578	$183,370	$39,861	$478,809
Less:
Cost of commissions and other services revenue	(75,042)	(7,932)	(15,041)
Cost of goods sold - pharmacy revenue	—	(155,009)	—
Marketing expense (1)	(79,398)	(1,902)	(17,172)
Technical development (2)	—	(592)	—
Selling, general, and administrative (3)	(617)	(15,723)	(225)
Adjusted Segment EBITDA	$100,521	$2,212	$7,423	$110,156
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				2,303
Corporate (5)				(24,940)
Share-based compensation expense				(4,699)
Transaction costs (6)				(6,719)
Depreciation and amortization				(5,060)
Loss on disposal of property, equipment, and software, net				(122)
Change in fair value of warrants				(7,642)
Interest expense, net				(23,721)
Income before income tax expense (benefit)				$39,556
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.3 million), professional services ($4.0 million), and facilities ($1.3 million).
(6) These expenses primarily consist of financing transaction costs ($6.7 million).

Six Months Ended December 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$316,499	$451,650	$90,226	$858,375
Intersegment revenue	4,037	355	43	4,435
Total revenue from reportable segments	$320,536	$452,005	$90,269	$862,810
All other revenue (1)				7,538
Eliminations of intersegment revenues				(4,435)
Total consolidated revenue				$865,913
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$320,536	$452,005	$90,269	$862,810
Less:
Cost of commissions and other services revenue	(116,288)	(14,658)	(35,382)
Cost of goods sold - pharmacy revenue	—	(395,181)	—
Marketing expense (1)	(121,686)	(4,623)	(43,136)
Technical development (2)	—	(749)	—
Selling, general, and administrative (3)	(1,147)	(28,736)	(599)
Adjusted Segment EBITDA	$81,415	$8,058	$11,152	$100,625
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				3,989
Corporate (5)				(51,962)
Share-based compensation expense				(7,802)
Transaction costs (6)				(846)
Depreciation and amortization				(8,622)
Impairment of equity-method investment (7)				(1,000)
Change in fair value of warrants				34,332
Interest expense, net				(23,421)
Income before income tax expense (benefit)				$45,293
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($35.2 million), professional services ($9.1 million), and facilities ($2.7 million).
(6) These expenses primarily consist of financing transaction costs ($0.5 million) and non-restructuring severance expenses ($0.4 million).
(7) During the six months ended December 31, 2025, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Six Months Ended December 31, 2024:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$345,169	$338,947	$79,106	$763,222
Intersegment revenue	3,318	161	45	3,524
Total revenue from reportable segments	$348,487	$339,108	$79,151	$766,746
All other revenue (1)				10,110
Eliminations of intersegment revenues				(3,524)
Total consolidated revenue				$773,332
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$348,487	$339,108	$79,151	$766,746
Less:
Cost of commissions and other services revenue	(116,169)	(13,812)	(29,613)
Cost of goods sold - pharmacy revenue	—	(283,375)	—
Marketing expense (1)	(122,775)	(4,149)	(35,667)
Technical development (2)	—	(1,200)	—
Selling, general, and administrative (3)	(1,296)	(29,483)	(488)
Adjusted Segment EBITDA	$108,247	$7,089	$13,383	$128,719
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				6,099
Corporate (5)				(48,983)
Share-based compensation expense				(8,545)
Transaction costs (6)				(7,544)
Depreciation and amortization				(10,659)
Loss on disposal of property, equipment, and software, net				(157)
Change in fair value of warrants				(7,642)
Interest expense, net				(46,752)
Income before income tax expense (benefit)				$4,536
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($32.8 million), professional services ($8.8 million), and facilities ($2.8 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.5 million) and financing transaction costs ($7.0 million).

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Senior:
Medicare advantage commissions	$224,831	$226,716	$(1,885)	(1)%	$272,908	$301,187	$(28,279)	(9)%
Other Senior commissions	6,268	2,185	4,083	187%	8,938	4,765	4,173	88%
Other services	30,440	26,677	3,763	14%	38,690	42,535	(3,845)	(9)%
Total Senior revenue	261,539	255,578	5,961	2%	320,536	348,487	(27,951)	(8)%
Healthcare Services:
Pharmacy	227,209	180,000	47,209	26%	445,753	332,883	112,870	34%
Other services	3,445	3,370	75	2%	6,252	6,225	27	—%
Total Healthcare Services revenue	230,654	183,370	47,284	26%	452,005	339,108	112,897	33%
Life:
Term commissions	18,487	18,666	(179)	(1)%	37,766	35,030	2,736	8%
Final expense commissions	20,389	16,283	4,106	25%	42,335	34,607	7,728	22%
Other services	4,747	4,912	(165)	(3)%	10,168	9,514	654	7%
Total Life revenue	43,623	39,861	3,762	9%	90,269	79,151	11,118	14%
All other:
Commissions	2,620	3,972	(1,352)	(34)%	6,267	9,767	(3,500)	(36)%
Other services	1,271	171	1,100	643%	1,271	343	928	271%
Total All other revenue	3,891	4,143	(252)	(6)%	7,538	10,110	(2,572)	(25)%
Eliminations:
Commissions	(1,160)	(1,022)	(138)	14%	(1,812)	(1,665)	(147)	9%
Other services	(1,445)	(861)	(584)	68%	(2,623)	(1,859)	(764)	41%
Total Elimination revenue	(2,605)	(1,883)	(722)	38%	(4,435)	(3,524)	(911)	26%
Total Commissions and other services revenue	309,893	301,069	8,824	3%	420,160	440,449	(20,289)	(5)%
Total Pharmacy revenue	227,209	180,000	47,209	26%	445,753	332,883	112,870	34%
Total Revenue	$537,102	$481,069	$56,033	12%	$865,913	$773,332	$92,581	12%

Revenue by Segment

Three Months Ended December 31, 2025 and 2024–Revenue from Senior was $261.5 million for the three months ended December 31, 2025, a $6.0 million, or 2%, increase compared to revenue of $255.6 million for the three months ended December 31, 2024. The increase was due to a $3.8 million and $2.2 million increase in other revenue and commissions revenue, respectively. The increase in commission revenue was due to a 4% increase in approved policies.

Revenue from Healthcare Services was $230.7 million for the three months ended December 31, 2025, a $47.3 million, or 26%, increase compared to revenue of $183.4 million for the three months ended December 31, 2024, primarily due to a $47.2 million increase in SelectRx pharmacy revenue due to a 17% increase in members from the growth of the SelectRx business.

Revenue from Life was $43.6 million for the three months ended December 31, 2025, a $3.8 million, or 9%, increase compared to revenue of $39.9 million for the three months ended December 31, 2024, due to a $4.1 million increase in final expense revenue, partially offset by a $0.2 million decrease in term revenue. The increase in final expense revenue was due to an increase in the number of policies sold.

Six Months Ended December 31, 2025 and 2024–Revenue from Healthcare Services was $452.0 million for the six months ended December 31, 2025, a $112.9 million, or 33%, increase compared to revenue of $339.1 million for the six months ended December 31, 2024, due to a $112.9 million increase in SelectRx pharmacy revenue driven by a 17% increase in members from the growth of the SelectRx business.

Revenue from Senior was $320.5 million for the six months ended December 31, 2025, a $28.0 million, or 8%, decrease compared to revenue of $348.5 million for the six months ended December 31, 2024. The decrease was primarily due to a $24.1 million decrease in commission revenue, and a $3.8 million decrease in other revenue. The decrease in commission revenue was due to a 5% decrease in approved policies.

Revenue from Life was $90.3 million for the six months ended December 31, 2025, a $11.1 million, or 14%, increase compared to revenue of $79.2 million for the six months ended December 31, 2024, due to a $7.7 million increase in final expense revenue, and a $2.7 million increase in term revenue due to an increase in the number of policies sold.

Adjusted EBITDA by Segment

Three Months Ended December 31, 2025 and 2024–Adjusted EBITDA from Senior was $102.5 million for the three months ended December 31, 2025, a $1.9 million increase compared to Adjusted EBITDA of $100.5 million for the three months ended December 31, 2024. The increase was primarily due to a $6.0 million increase in revenue as discussed above, partially offset by a $4.7 million increase in marketing expenses. The increase in marketing expenses was primarily due to a $3.7 million increase in lead costs.

Adjusted EBITDA from Healthcare Services was $0.8 million for the three months ended December 31, 2025, a $1.4 million decrease compared to Adjusted EBITDA of $2.2 million for the three months ended December 31, 2024. The decrease was primarily due to a $48.8 million increase in cost of goods sold - pharmacy revenue, partially offset by a $47.3 million increase in revenue as discussed above. Cost of goods sold - pharmacy revenue increased primarily as a result of a $47.2 million increase in medication costs combined with a $2.1 million increase in compensation costs. Medication costs increased largely due to a 17% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

Adjusted EBITDA from Life was $5.6 million for the three months ended December 31, 2025, a $1.8 million decrease compared to Adjusted EBITDA of $7.4 million for the three months ended December 31, 2024. The decrease was primarily due to a $3.2 million increase in marketing expenses and a $2.4 million increase in cost of commissions and other services revenue partially offset by by a $3.8 million increase in revenue as discussed above. The increase in marketing expenses was due to a $2.7 million increase in lead costs. The increase in cost of commissions and other services revenue was due to a $2.3 million increase in compensation costs.

Six Months Ended December 31, 2025 and 2024–Adjusted EBITDA from Senior was $81.4 million for the six months ended December 31, 2025, a $26.8 million decrease compared to Adjusted EBITDA of $108.2 million for the six months ended December 31, 2024. The decrease was primarily due to a $28.0 million decrease in revenue as discussed above.

Adjusted EBITDA from Healthcare Services was $8.1 million for the six months ended December 31, 2025, a $1.0 million increase compared to Adjusted EBITDA of $7.1 million for the six months ended December 31, 2024. The increase was due to a $112.9 million increase in revenue as discussed above, partially offset by a $111.8 million increase in cost of goods sold- pharmacy revenue. Cost of goods sold - pharmacy revenue increased primarily as a result of a $106.7 million increase in medication costs and a $4.5 million increase in compensation costs related to the increased volume.

Adjusted EBITDA from Life was $11.2 million for the six months ended December 31, 2025, a $2.2 million decrease compared to Adjusted EBITDA of $13.4 million for the six months ended December 31, 2024. The decrease was due to a $7.5 million increase in marketing expenses and a $5.8 million increase in cost of commissions and other services revenue partially offset by a $11.1 million increase in revenue, as discussed above. The increase in marketing expenses was due to a $6.7 million increase in lead costs. The increase in cost of commissions and other services revenue was due to a $5.7 million increase in compensation costs.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Senior Secured Credit Facility and Indenture to maintain compliance with certain debt covenants, as discussed further in Note 6 to the condensed consolidated financial statements.

Long-term Debt

Significant changes and activity related to our long-term debt during the six months ended December 31, 2025, are discussed below. Refer to Note 6 to the condensed consolidated financial statements for further discussion on our debt agreements and activity.

Subsequent to the end of the quarter, on January 8, 2026, we refinanced this indebtedness through a new $415.0 million credit facility (the "2026 Credit Agreement"), as further described below. Based on our financial projections and the enhanced liquidity provided by this refinancing, we believe we will remain in compliance with our debt covenants and have sufficient liquidity to fund our operations for at least the next 12 months following the date of issuance of these condensed consolidated financial statements.

Securitization and Indenture

During the six months ended December 31, 2025, the Company had outstanding borrowings of $73.4 million and repaid $10.1 million of the notes issued in connection with the Indenture. Refer to Note 6 to the condensed consolidated financial statements for further information.

Senior Secured Credit Facility and Subsequent Refinancing

During the six months ended December 31, 2025, the Company repaid $9.6 million of the outstanding term loans under its previous credit facility. As of December 31, 2025, The Company had outstanding borrowings of $304.4 million related to those term loans.

During the six months ended December 31, 2025, the Company received proceeds of $257.0 million and repaid $219.0 million related to its previous revolving credit facility. As of December 31, 2025, the Company had $38.0 million in outstanding borrowings related to the previous revolving credit facility.

On January 8, 2026, the Company entered into the 2026 Credit Agreement, which provided for a $325.0 million senior secured term loan and a senior secured revolving credit facility with revolving commitments up to $90.0 million (the “2026 Revolving Credit Facility”), both maturing on January 8, 2031. The proceeds were used to pay off the existing term loans and revolving loans. In accordance with ASC 470, Debt, this post-balance-sheet date agreement demonstrated the Company’s ability and intent to refinance its short-term obligations under the previous credit facility on a long-term basis. Accordingly, the Company has reclassified the outstanding debt under the previous credit facility to long-term as of December 31, 2025.

The 2026 Revolving Credit Facility includes a seasonal flex feature where the aggregate commitment is $71.7 million, but increases to $90.0 million during the calendar months of January and December each year to support the Company’s peak operational cycles.

Liquidity

As of December 31, 2025 and June 30, 2025, the Company had total debt obligations of $405.8 million and $385.1 million, respectively, under the Senior Secured Credit Facility and the Notes. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of December 31, 2025 and June 30, 2025, our cash, cash equivalents, and restricted cash totaled $23.3 million and $37.1 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Six Months Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,571)	$(45,304)
Net cash used in investing activities	(7,631)	(4,846)
Net cash provided by financing activities	15,474	21,093

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

Six Months Ended December 31, 2025—Net cash used in operating activities was $21.6 million, consisting of net income of $38.8 million, adjustments for non-cash items of $8.2 million, and a cash used in operating assets and liabilities of $52.2 million. Adjustments for non-cash items primarily consisted of $8.6 million of depreciation and amortization, $7.8 million of share-based compensation expense, $2.4 million of amortization of debt issuance costs and debt discount, $2.0 million of non-cash lease expense, $4.2 million in deferred income taxes, and $34.3 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash expense resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The $52.2 million cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows included a $23.7 million decrease in accounts receivable, a $63.6 million increase in accounts payable and accrued expenses, a $5.5 million increase in other liabilities, and a $0.2 million decrease in other assets. The decrease in accounts receivable is consistent with the Company’s seasonality as the majority of policies sold have January 1st effective dates, allowing the current accounts receivable balances to be depleted at the end of the Company’s second fiscal quarter. The period-over-period increase in accounts payable and accrued expenses is consistent with seasonal trends, reflecting the ramp-up of agent incentives and marketing outreach required for the AEP cycle. The increase in other liabilities is primarily related to a $3.4 million increase in accrued compensation and benefits and a $1.1 million increase in our contract liabilities. The increase in contract liabilities indicates a deferral of performance obligations and the receipt of cash resulting in a new liability. Refer to Note 12 for further detail into the change in contract liabilities during the period. The decrease in other assets was due to depleting inventory balances. The decrease in inventory was primarily driven by a strategic reduction in stock levels for products impacted by anticipated regulatory pricing shifts to optimize working capital.

These cash inflows were partially offset by cash outflows that included an increase of $143.0 million in commissions receivable and a $2.3 million decrease in operating lease liabilities. The increase in commissions receivable is primarily driven by the high volume of revenue recognized during the AEP season. Refer to Note 12 to the condensed consolidated financial statements for further detail into the change in commissions receivable during the period. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during the six months ended December 31, 2025.

Six Months Ended December 31, 2024—Net cash used in operating activities was $45.3 million, consisting of net income of $8.7 million, adjustments for non-cash items of $41.0 million, and cash used in operating assets and liabilities of $95.0 million. Adjustments for non-cash items primarily consisted of $10.7 million of depreciation and amortization, $8.5 million of share-based compensation expense, $9.7 million of accrued interest payable in kind on the term loans, $2.4 million of amortization of debt issuance costs and debt discount, $1.8 million of non-cash lease expense, $4.2 million in deferred income taxes, $4.2 million in bad debt expense, and $7.6 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash expense resulting from the increase in our stock price impacting the fair value measurement of the warrants. The $95.0 million cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and strategic cash management decisions. The cash inflows included a decrease of $30.0 million in accounts receivable, and an increase of $46.2 million in accounts payable and accrued expenses. The decrease in accounts receivable consistent with the Company’s seasonality as the majority of policies sold have January 1st effective dates, allowing the current accounts receivable balances to be depleted at the end of the Company’s second fiscal quarter. The increase in accounts payable and accrued expenses was driven by management’s strategic decision to make investments for the upcoming AEP season including increased agent headcount and marketing expenditures. This strategic decision is not indicative of future operational cash flow generation and is expected to fluctuate inline with the Company’s cash availability throughout the year.

These inflows were partially offset by cash outflows that included an increase of $155.5 million in commissions receivable, a decrease of $8.7 million in other liabilities, a decrease of $2.3 million in operating lease liabilities, and an increase of $4.8 million in other assets. The increase in commissions receivable was directly tied to the 2% increase in approved policies for the six months. Under our contract terms, the Company recognizes the corresponding revenue, however, the related cash receipt for the commission often lags the policy approval date. The decrease in other liabilities is primarily related to a $7.1 million decrease in our contract liability and a $1.9 million decrease in accrued compensation and benefits. The decrease in contract liabilities indicates a satisfaction of performance obligations and conversion of the non-cash liability to revenue. Refer to Note 12 to the condensed consolidated financial statements for further detail into the change in commissions receivable and contract liabilities during the period. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during six months ended December 31, 2024. Lastly, the increase in other assets was primarily related to the Company’s interest rate swap that expired in November 2025.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Six Months Ended December 31, 2025—Net cash used in investing activities of $7.6 million was due to $5.5 million in purchases of software and capitalized internal-use software development costs and $2.1 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

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

Six Months Ended December 31, 2025—Net cash provided by financing activities of $15.5 million was primarily due to $257.0 million of proceeds from the revolving credit facility, offset by $219.0 million of payments on the revolving credit facility, $9.6 million of principal payments on the term loans, and $10.1 million of payments on the notes issued in connection with the Indenture.

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

Contractual Obligations

Other than the discussions in Note 6 and Note 10 to the condensed consolidated financial statements, as of December 31, 2025, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

There were no material changes to these critical accounting estimates during the six months ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. There have been no material changes in our exposure to credit concentration risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For the six months ended December 31, 2025, our top two insurance carrier customers accounted for 34% and 22% of total accounts and commissions receivable.

We are, however, newly providing additional disclosure regarding our exposure to interest rate risk related to our debt obligations in fiscal year 2026. As of December 31, 2025, we had $342.4 million outstanding under our senior secured term loans and revolving credit facilities, which bear interest at variable rates based on SOFR plus an applicable margin. A hypothetical 100 basis point increase in market interest rates would increase annualized interest expense by approximately $3.4 million, assuming December 31, 2025 balances remain outstanding and no hedging instruments are in place.

We also had approximately $73.4 million of asset-backed notes outstanding as of December 31, 2025. These notes bear fixed interest rates and therefore are not subject to market risk from changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of December 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the three and six months ended December 31, 2025.

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

SELECTQUOTE, INC.
February 5, 2026	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer