Form 10-Q
period 2026-03-31
SelectQuote, Inc.
filed 2026-05-05
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had outstanding 176,347,774 shares of common stock as of April 30, 2026.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	June 30, 2025
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$35,211	$35,733
Accounts receivable, net of allowances of $9.2 million and $11.8 million, respectively	234,291	151,388
Commissions receivable-current	76,836	132,077
Other current assets	20,900	21,844
Total current assets	367,238	341,042
COMMISSIONS RECEIVABLE—Net	882,693	818,751
PROPERTY AND EQUIPMENT—Net	13,247	14,577
SOFTWARE—Net	16,953	15,060
OPERATING LEASE RIGHT-OF-USE ASSETS	21,566	24,635
INTANGIBLE ASSETS—Net	1,120	1,973
GOODWILL	29,438	29,438
OTHER ASSETS	2,455	3,880
TOTAL ASSETS	$1,334,710	$1,249,356
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$103,205	$59,205
Accrued expenses	24,092	13,856
Accrued compensation and benefits	68,646	58,788
Operating lease liabilities—current	4,665	4,820
Current portion of long-term debt	22,457	68,523
Other current liabilities	8,035	7,718
Total current liabilities	231,100	212,910
LONG-TERM DEBT, NET—less current portion	353,326	316,589
DEFERRED INCOME TAXES	45,211	37,872
OPERATING LEASE LIABILITIES	22,678	25,982
OTHER LIABILITIES	18,904	80,485
Total liabilities	671,219	673,838
COMMITMENTS AND CONTINGENCIES (Note 10)

	March 31, 2026	June 30, 2025
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively, current liquidation preference of $408.4 million and $367.1 million as of March 31, 2026 and June 30, 2025.	278,757	224,374
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 176,347,774 and 172,816,730 shares issued and outstanding as of March 31, 2026 and June 30, 2025.	1,763	1,728
Additional paid-in capital	526,129	571,605
Accumulated deficit	(143,158)	(222,189)
Total shareholders’ equity	384,734	351,144
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,334,710	$1,249,356

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
REVENUE:
Commissions and other services	$235,663	$222,889	$655,823	$663,338
Pharmacy	195,270	185,271	641,023	518,154
Total revenue	430,933	408,160	1,296,846	1,181,492
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	83,268	79,412	255,403	246,283
Cost of goods sold—pharmacy revenue	171,289	162,304	569,262	448,029
Marketing and advertising	92,481	92,733	259,456	254,222
Selling, general, and administrative	38,188	41,685	112,948	122,850
Technical development	9,777	9,967	29,283	29,086
Total operating costs and expenses	395,003	386,101	1,226,352	1,100,470
INCOME FROM OPERATIONS	35,930	22,059	70,494	81,022
INTEREST EXPENSE, NET	(10,602)	(20,407)	(34,023)	(67,160)
CHANGE IN FAIR VALUE OF WARRANTS	27,489	32,986	61,821	25,344
LOSS ON EXTINGUISHMENT OF DEBT	(8,659)	—	(8,659)	—
OTHER EXPENSE, NET	(34)	(37)	(216)	(70)
INCOME BEFORE INCOME TAX EXPENSE	44,124	34,601	89,417	39,136
INCOME TAX EXPENSE	3,927	8,579	10,386	4,424
NET INCOME	$40,197	$26,022	$79,031	$34,712
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(18,775)	(5,787)	(54,382)	(5,787)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$21,422	$20,235	$24,649	$28,925

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$0.11	$0.11	$0.13	$0.17
Diluted	$0.11	$0.03	$0.11	$0.13

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	189,455	178,156	187,614	173,462
Diluted	190,481	186,639	190,647	178,895

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss, net of related tax benefit for the three and nine months ended March 31, 2026, and 2025, of $0.0 million and $0.1 million	—	—	—	(432)
Amount reclassified into earnings, net of related tax benefit for the three months ended March 31, 2026, and 2025, of $0.0 million, and $0.0 million and for the nine months ended March 31, 2026, and 2025, of $0.0 million and $1.3 million.	—	—	—	(3,680)
OTHER COMPREHENSIVE LOSS	—	—	—	(4,112)
COMPREHENSIVE INCOME	$40,197	$26,022	$79,031	$30,600
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2025	176,276	$1,763	$541,254	$(183,355)	$—	$359,662
Net income	—	—	—	40,197	—	40,197
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	70	—	(27)	—	—	(27)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	2	—	(1)	—	—	(1)
Share-based compensation expense	—	—	3,678	—	—	3,678
Senior Non-Convertible Preferred Stock accretion	—	—	(4,487)	—	—	(4,487)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(14,288)	—	—	(14,288)
BALANCES-March 31, 2026	176,348	$1,763	$526,129	$(143,158)	$—	$384,734

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-December 31, 2024	172,126	$1,721	$585,360	$(261,079)	$—	$326,002
Net income	—	—	—	26,022	—	26,022
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	48	—	74	—	—	74
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	102	1	(124)	—	—	(123)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	445	5	(941)	—	—	(936)
Share-based compensation expense	—	—	4,960	—	—	4,960
Senior Non-Convertible Preferred Stock accretion	—	—	(1,417)	$—	$—	(1,417)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(4,370)	$—	$—	(4,370)
BALANCES-March 31, 2025	172,721	$1,727	$583,542	$(235,057)	$—	$350,212
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2025	172,817	$1,728	$571,605	$(222,189)	$—	$351,144
Net income	—	—	—	79,031	—	79,031
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	3,019	30	(2,146)	—	—	(2,116)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	512	5	(428)	—	—	(423)
Share-based compensation expense	—	—	11,480	—	—	11,480
Senior Non-Convertible Preferred Stock accretion	—	—	(13,000)	—	—	(13,000)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(41,382)	—	—	(41,382)
BALANCES-March 31, 2026	176,348	$1,763	$526,129	$(143,158)	$—	$384,734

Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net income	—	—	—	34,712	—	34,712
Loss on cash flow hedge, net of tax	—	—	—	—	(432)	(432)
Amount reclassified into earnings, net of tax	—	—	—	—	(3,680)	(3,680)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	95	—	112	—	—	112
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,681	27	(3,841)	—	—	(3,814)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	560	6	(1,211)	—	—	(1,205)
Share-based compensation expense	—	—	13,505	—	—	13,505
Senior Non-Convertible Preferred Stock accretion	—	—	(1,417)	—	—	(1,417)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(4,370)	—	—	(4,370)
BALANCES-March 31, 2025	172,721	$1,727	$583,542	$(235,057)	$—	$350,212
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,031	$34,712
Adjustments to reconcile net income to net cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization	13,007	15,584
Loss on disposal of property, equipment, and software	—	160
Impairment of equity-method investment	1,000	—
Loss on extinguishment of debt	8,659	—
Share-based compensation expense	11,480	13,505
Deferred income taxes	7,340	4,424
Amortization of debt issuance costs and debt discount	3,343	3,880
Write-off of debt issuance costs	—	93
Accrued interest payable in kind	—	13,301
Change in fair value of warrants	(61,821)	(25,344)
Non-cash lease expense	3,070	2,849
Bad debt expense	—	4,203
Changes in operating assets and liabilities:
Accounts receivable, net	(82,903)	(39,047)
Commissions receivable	(8,702)	(33,765)
Other assets	1,261	(343)
Accounts payable and accrued expenses	53,583	41,163
Operating lease liabilities	(3,459)	(3,574)
Other liabilities	10,315	(5,985)
Net cash provided by operating activities	35,204	25,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,093)	(1,690)
Purchases of software and capitalized software development costs	(8,490)	(6,513)
Net cash used in investing activities	(11,583)	(8,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	270,000	166,900
Payments on revolving credit facility	(270,000)	(166,900)
Net proceeds from Term Loan	315,234	—
Payments on Term Loans	(314,000)	(384,644)
Proceeds on ABS Notes	—	99,095
Payments on ABS Notes	(15,016)	(11,723)
Payments on other debt	(380)	(202)
Proceeds from common stock options exercised and employee stock purchase plan	—	112
Proceeds from issuance of Senior Non-Convertible Preferred Stock	—	337,855
Senior Non-Convertible Preferred Stock issuance costs	—	(7,076)
Payments of tax withholdings related to net share settlement of equity awards	(2,539)	(5,019)
Payments of debt issuance costs	(7,730)	(2,479)
Net cash (used in) provided by financing activities	(24,431)	25,919
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(810)	43,532
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	37,066	42,690
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$36,256	$86,222

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(27,617)	$(50,737)
Payment of income taxes, net	(220)	(3,115)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	1,114	314
Issuance of liability-classified warrants	—	137,581
Senior Non-Convertible Preferred Stock accretion	13,000	1,417
Senior Non-Convertible Preferred Stock accumulated dividends	41,382	4,370
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

(in thousands)	March 31, 2026	June 30, 2025
Current assets:
Cash and cash equivalents	$29,806	$32,400
Restricted cash - current	5,405	3,333
Total current assets	35,211	35,733
Other assets:
Other assets	1,045	1,333
Total cash, cash equivalents and restricted cash	$36,256	$37,066

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

2.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	March 31, 2026	June 30, 2025
Computer hardware	$19,100	$17,680
Machinery and equipment(1)	20,162	18,239
Leasehold improvements	17,413	17,390
Furniture and fixtures	4,671	4,671
Work in progress	152	229
Total	61,498	58,209
Less accumulated depreciation(2)	(48,251)	(43,632)
Property and equipment—net	$13,247	$14,577
(1) Includes financing lease right-of-use assets.
(2) During the nine months ended March 31, 2026, the Company disposed of $0.4 million of fully depreciated property and equipment.

Work in progress as of March 31, 2026 and June 30, 2025, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended March 31, 2026 and 2025, was $1.8 million and $1.9 million, respectively, and $5.5 million and $6.5 million for the nine months ended March 31, 2026, and 2025, respectively.

During the nine months ended March 31, 2026, the Company exercised a purchase option on an automated packaging system used in SelectRx operations for a total purchase price of $1.9 million. As of March 31, 2026, the asset is included in machinery and equipment and $0.7 million remains unpaid and is included in accrued expenses on the condensed consolidated balance sheet.

3.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	March 31, 2026	June 30, 2025
Software	$30,727	$28,306
Work in progress	444	18
Total	31,171	28,324
Less accumulated amortization(1)	(14,218)	(13,264)
Software—net	$16,953	$15,060
(1) During the nine months ended March 31, 2026, the Company disposed of $5.7 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended March 31, 2026, and 2025, the Company capitalized internal-use software and website development costs of $2.8 million, and $2.4 million, respectively, and recorded amortization expense of $2.3 million, and $2.0 million, respectively. For the nine months ended March 31, 2026, and 2025, the Company capitalized internal-use software and website development costs of $8.4 million and $6.5 million, respectively, and recorded amortization expense of $6.7 million and $6.0 million, respectively.

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

During the nine months ended March 31, 2026, the Company entered into one finance lease and added equipment to three existing finance leases, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $0.5 million.

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

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Finance lease costs(1)	$217	$148	$663	$397
Operating lease costs(2)	1,885	1,845	5,704	5,362
Short-term lease costs	66	63	199	188
Variable lease costs(3)	189	199	614	481
Sublease income	(529)	(559)	(1,487)	(1,673)
Total net lease costs	$1,828	$1,696	$5,693	$4,755
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

Maturities of Lease Liabilities—As of March 31, 2026, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2026	$1,962	$200	$2,162
2027	7,267	773	8,040
2028	6,906	697	7,603
2029	7,006	417	7,423
2030	4,615	30	4,645
Thereafter	12,985	—	12,985
Total undiscounted lease payments	40,741	2,117	42,858
Less: interest	13,398	411	13,809
Present value of lease liabilities	$27,343	$1,706	$29,049

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

As of March 31, 2026, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2026	$603
2027	2,102
2028	1,931
2029	1,931
2030	161
Total sublease income	$6,728

5.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	March 31, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,423	$(1,404)	$19	$17,492	$(4,209)	$(13,252)	$31
Trade name	—	—	—	2,680	—	(2,680)	—
Proprietary software	4,342	(3,243)	1,099	4,342	—	(2,418)	1,924
Non-compete agreements	100	(98)	2	100	—	(82)	18
Total intangible assets	$5,865	$(4,745)	$1,120	$24,614	$(4,209)	$(18,432)	$1,973

The Company's intangible assets include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three and nine months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, amortization expense related to intangible assets totaled $0.3 million and $1.0 million, respectively, and $0.9 million and $3.1 million for the nine months ended March 31, 2026 and 2025, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive income. The weighted-average remaining useful life of intangible assets was 1.0 years and 1.8 years as of March 31, 2026 and June 30, 2025, respectively.

As of March 31, 2026, expected amortization expense in future fiscal periods were as follows (in thousands):

	Proprietary Software	Non-compete agreements	Customer relationships	Total
Remainder of 2026	$275	$2	$5	$282
2027	824	—	14	838
Total	$1,099	$2	$19	$1,120

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of March 31, 2026, the Company’s goodwill balance of $29.4 million, all of which is assigned to the Healthcare Services reporting unit and reportable segment, was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three and nine months ended March 31, 2026 and 2025, there were no indicators of impairment.

6.DEBT

Debt consisted of the following:

(in thousands)	March 31, 2026	June 30, 2025
Term Loan	$325,000	$—
Previous Term Loans	—	314,000
Class A Notes	41,044	50,054
Class B Notes	27,363	33,369
Unamortized debt issuance costs and debt discount	(17,624)	(12,311)
Total debt	375,783	385,112
Less current portion of long-term debt:	(22,457)	(68,523)
Long-term debt	$353,326	$316,589
The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Senior Secured Credit Facility as of March 31, 2026 are as follows:

(in thousands)	Remainder fiscal 2026	2027	2028	2029	2030	2031	Total
Term Loan	$2,031	$8,125	$14,219	$16,250	$16,250	$268,125	$325,000
Class A Notes	2,707	10,593	8,650	19,094	—	—	41,044
Class B Notes	1,805	7,062	5,767	12,729	—	—	27,363
Total obligations	$6,543	$25,780	$28,636	$48,073	$16,250	$268,125	$393,407

Significant changes in the Company’s debt during the nine months ended March 31, 2026 were as follows:

Senior Secured Credit Facility

On January 8, 2026, the Company entered into a credit agreement with PLC Agent LLC, as administrative agent, UMB Bank, N.A. as lender and revolver agent, and the other lenders party thereto (the “Credit Agreement”). The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and secured by a first-priority lien on substantially all tangible and intangible assets of the Company and the subsidiary guarantors, subject to certain exceptions. The Credit Agreement provides for (i) a senior secured term loan in the aggregate principal amount of $325.0 million (the “Term Loan”) and (ii) a senior secured revolving credit facility with an aggregate commitment up to $90.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Senior Secured Credit Facility”).

The Company utilized the gross proceeds from the Term Loan to repay the outstanding obligations under the previous credit agreement, dated November 5, 2019 (the “Previous Credit Facility”), including the repayment of all outstanding principal and interest under the previous term loans (the “Previous Term Loans”) and revolving credit facility. At the time of discharge, the outstanding principal balances under the Previous Term Loans and revolving credit facility were $304.4 million and $36.0 million, respectively. The repayment of the Company’s outstanding obligations under the Previous Term Loans was accounted for as a debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). The Company recognized a one-time loss on extinguishment of $8.7 million during the three months ended March 31, 2026, representing the write-off of remaining unamortized costs from the Previous Term Loans and $0.1 million in fees paid on behalf of former lenders under the Previous Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants, including requirements to maintain a minimum fixed charge coverage ratio and a minimum liquidity threshold. As of March 31, 2026, the Company was in compliance with these covenants.

Term Loan

The Term Loan matures on January 8, 2031, subject to certain acceleration features related to the Company’s Senior Non-Convertible Preferred Stock (as defined below in Note 7, “Senior Non-Convertible Preferred Stock”). Interest on the outstanding principal amount accrues at a rate per annum equal to the applicable SOFR rate (subject to a 3.00% floor) plus an applicable margin of 6.50%. The applicable margin is subject to a decrease after December 31, 2026, contingent upon the Company’s achievement of certain financial performance milestones.

The Term Loan requires quarterly principal repayments of 0.625% of the original principal amount through July 1, 2027, increasing to 1.25% thereafter, with the remaining balance due at maturity.

In connection with the Company’s entry into the Credit Agreement, the Company incurred $9.8 million in debt discounts, primarily comprised of an original issue discount and arrangement fees paid to the administrative agent. The Company also incurred $7.3 million in third-party issuance costs. These amounts are amortized to interest expense, net in the Company’s condensed consolidated statements of comprehensive income using the effective interest method. The effective interest rate for the Term Loan is approximately 10.2%.

The Term Loan is subject to mandatory prepayment in the event the aggregate loans outstanding under the Senior Secured Credit Facility exceed a specified borrowing base determined based on the aggregate balance of certain of the Company’s receivables, and in certain other circumstances set forth in the Credit Agreement. The Term Loan is subject to a prepayment premium on voluntary prepayments, certain mandatory prepayments, or upon acceleration of the obligations. For prepayments made on or prior to January 8, 2028, the prepayment premium is equal to the greater of (i) a make-whole premium payment equal to the aggregate amount of interest that would have accrued on such principal amount from the date of prepayment through January 8, 2028, or (ii) 3.00% of the principal amount prepaid. For prepayments made from January 9, 2028 through January 8, 2029, the premium is equal to 2.00% of the principal amount prepaid. No prepayment premium is payable after January 8, 2029.

Revolving Credit Facility

The Revolving Credit Facility provides for a $71.7 million revolving line of credit, which increases to $90.0 million during the months of December and January. Borrowings under the Revolving Credit Facility bear interest at a rate equal to SOFR (subject to a 3.00% floor) plus 4.00%. As the Senior Secured Credit Facility provides for increased borrowing capacity under the Revolving Credit Facility, $0.2 million in new issuance costs and $0.2 million in remaining unamortized costs were recorded as non-current assets on the Company’s condensed consolidated balance sheets. The costs are being amortized as interest expense, net in the Company’s condensed consolidated statements of comprehensive income using the straight-line method over the term of the facility.

As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility.

Securitization and Indenture

On October 15, 2024, the Company and certain of its subsidiaries, including SQ ABS Issuer, LLC (the “Issuer”), a special purpose entity and wholly-owned subsidiary of the Company, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with the purchasers party thereto (the “Purchasers”). Pursuant to the Note Purchase Agreement, the Issuer issued $60.0 million of senior secured 7.80% Class A Notes and $40.0 million of senior secured 9.65% Class B Notes (together the “Notes”) to the Purchasers. The Notes are governed by an Indenture, dated as of October 15, 2024, with UMB Bank, N.A. as indenture trustee (the “Indenture”). The Notes have a final legal maturity of October 20, 2039 and an anticipated repayment date of September 20, 2028. The Indenture was entered into in conjunction with the eleventh amendment to the Company’s Previous Credit Facility on October 15, 2024 (the “Eleventh Amendment”). The Company used the proceeds obtained from the issuance of the Notes to repay a portion of the balance outstanding on the Previous Term Loans.

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of March 31, 2026, there were $25.9 million of Subject Renewal Commissions included on the condensed consolidated balance sheets.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The Company’s restricted cash balance totaled $6.4 million as of March 31, 2026, of which $5.4 million was included within cash, cash equivalents, and restricted cash and $1.0 million was classified as long-term and included within other assets on the Company’s condensed consolidated balance sheets.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of March 31, 2026 was 9.11% and 11.02%, respectively.

As the Indenture was entered into in conjunction with the Eleventh Amendment, the Company performed an analysis under ASC 470 and determined that debt modification accounting was appropriate for the Previous Term

Loans and Notes. The additional debt discount costs incurred in connection with the Eleventh Amendment and Indenture include the fair value of the Eleventh Amendment Warrants (as defined below in Note 8, “Warrants to Purchase Shares of Common Stock”), fees paid on behalf of lenders, and original issue discount on the Notes. The Company incurred a total of $3.7 million in debt issuance costs and $2.7 million in debt discount related to the Indenture, of which none of the debt issuance costs were capitalized and $2.7 million in debt discount were deferred. The costs associated with the Notes are being amortized to interest expense, net in the Company’s condensed consolidated statements of comprehensive income over the respective term using the effective interest method.

During the nine months ended March 31, 2026, the Company repaid $15.0 million of the outstanding balance on the Notes.

The carrying amounts of the Term Loan and the Notes approximate fair value. This is due to the Term Loan’s variable interest rates and the recent issuance of the Notes at prevailing market terms, with no significant changes in the Company’s credit quality or market spreads.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of March 31, 2026, the Issuer’s liabilities included in the condensed consolidated balance sheets primarily consisted of the borrowings under the Indenture of $68.4 million.

7.Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company entered into the Senior Non-Convertible Preferred Stock Purchase Agreements with each of NL Monarch Holdings LLC (“Morgan Stanley”) and NL Monarch Holdings II LLC (“Bain Capital” and together with Morgan Stanley, the “Investors”), providing for an aggregate investment by the Investors of $350.0 million in the Company (collectively, the “Investment”). In exchange for the Investment, the Company issued to the Investors 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Senior Non-Convertible Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and agreed to issue to the Investors up to an aggregate amount of 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Senior Non-Convertible Preferred Stock Warrants”). Refer to Note 8 to the condensed consolidated financial statements for further detail on the Senior Non-Convertible Preferred Stock Warrants. At close, the Company reimbursed certain of the Investors’ expenses and paid to the Investors an aggregate closing fee of 3.00% of the aggregate purchase price. The Company used the net proceeds from the Investment to repay $260.0 million of the Company’s outstanding balance on the Previous Term Loans, $4.9 million of accrued interest on the Previous Term Loans, $13.0 million of transaction costs incurred at issuance, $40.0 million of the Company’s outstanding Revolving Credit Facility balance, and $20.0 million of cash to fund operations. In connection with the Investment, the Company also entered into a Director Designation Agreement with an affiliate of each Investor pursuant to which the Company appointed a representative of each Investor to the Company’s Board of Directors at closing.

The Company evaluated the Senior Non-Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and concluded the instrument will be classified as temporary equity on the condensed consolidated balance sheet, as the Senior Non-Convertible Preferred Stock will become redeemable at the option of the Investors upon occurrence of an event that is not solely within the control of the Company. The $350.0 million in gross proceeds from the Senior Non-Convertible Preferred Stock have been allocated to the Senior

Non-Convertible Preferred Stock and Senior Non-Convertible Preferred Stock Warrants using the with-and-without method based on the fair values of the Senior Non-Convertible Preferred Stock Warrants at issuance. Upon issuance, $221.0 million of the gross proceeds were allocated to the Senior Non-Convertible Preferred Stock and $129.0 million to the Senior Non-Convertible Preferred Stock Warrants, respectively. The $10.5 million closing fee and $1.7 million in fees paid on behalf of the Investors were attributed to the Senior Non-Convertible Preferred Stock, resulting in net proceeds of $337.9 million. Of the $11.4 million total issuance costs incurred, $7.1 million was allocated to the Senior Non-Convertible Preferred Stock based on a relative fair value approach and treated as a reduction in carrying value. The remainder was allocated to the Senior Non-Convertible Preferred Stock Warrants and expensed.

Dividends

Dividends on the Senior Non-Convertible Preferred Stock accrue and accumulate quarterly at a rate of 14.5% per annum, subject to certain increases in the event of the occurrence of certain events of default, and to a decrease to 13.5% per annum if (a) the dividends are paid in cash, (b) liquidity is no less than $50.0 million, and (c) either (i) the outstanding balance of the Senior Secured Credit Facility is less than or equal to $200.0 million and the interest coverage ratio is greater than or equal to 2.0, or (ii) the leverage ratio is less than or equal to 2.0. To the extent the Company does not pay such dividends in cash, dividends on each outstanding share of Senior Non-Convertible Preferred Stock will accrue and accumulate on a daily basis and compound quarterly at the then applicable dividend rate on the Original Liquidation Preference plus the aggregate amount of unpaid accrued dividends (the “Accreted Liquidation Preference”).

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

Redemption Rights

In accordance with the Certificate of Designation, the Senior Non-Convertible Preferred Stock may be redeemed by the Investors on or after the sixth anniversary of issuance. The redemption date is contingent upon certain of the Company’s obligations under the Credit Agreement or any replacement thereof and does not embody an unconditional obligation of the Company as of issuance to redeem the Senior Non-Convertible Preferred Stock. At any time on or after the sixth anniversary of the issuance date, the Company may elect to redeem all or a portion of the Senior Non-Convertible Preferred Stock for an amount equal to the then current Liquidation Preference.

8.Warrants to Purchase Shares of Common Stock

Eleventh Amendment Warrants

Concurrent with the entry into the Eleventh Amendment and Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 warrants to the term lenders under the Previous Credit Facility as of the date of the Eleventh Amendment (“the Eleventh Amendment Warrants”). The Eleventh Amendment Warrants were divided into four tranches. Each Eleventh Amendment Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Eleventh Amendment Warrant agreements. The exercise price of the Eleventh Amendment Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Eleventh Amendment Warrants expire four years after the initial vesting date.

On October 15, 2025, the first tranche of the Eleventh Amendment Warrants vested in accordance with their terms. The remaining unvested Eleventh Amendment Warrants were cancelled on January 8, 2026 upon repayment of the Previous Term Loans. As a result of the cancellation, the Company recognized a non-cash gain of $4.2 million within the change in fair value of warrants in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2026.

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

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches: (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. Each Investor is entitled to receive one-half of each tranche of the Senior Non-Convertible Preferred Stock Warrants, subject to the conditions described below. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth therein, upon issuance. On January 2, 2026, the Company issued the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (the “Contingent Warrants”) that were allocated to each Investor. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of March 31, 2026, none of the Senior Non-Convertible Preferred Stock Warrants had been exercised.

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

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and June 30, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$16,836	$16,836

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$322	$—	$—	$322

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$78,657	$78,657

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

The expected life of the Eleventh Amendment Warrants is assumed to be equivalent to their remaining contractual term based upon the vesting date. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Eleventh Amendment Warrants. The Company does not plan to pay a dividend during the Eleventh Amendment Warrant term, nor have they historically, thus the dividend rate will remain at zero.

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

March 31, 2026
Tranche 1
Stock price(1)	$0.63
Exercise price	$3.00
Expected volatility	104.73%
Risk-free interest rate	3.77%
Expected dividend-yield	—%
Expected life	3.54 years
Fair value per warrant	$0.27
(1) The stock price is based on the closing stock price as of March 31, 2026.

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

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	March 31, 2026
	Tranche A	Tranche B	Tranche C
Stock price(1)	$0.63	$0.63	$0.63
Exercise price	$0.01	$3.92	$5.50
Expected volatility	101.71%	101.71%	101.71%
Risk-free interest rate	4.18%	4.18%	4.18%
Expected dividend-yield	—%	—%	—%
Expected life	8.87 years	8.87 years	8.87 years
Fair value per warrant	$0.63	$0.47	$0.45
(1) The stock price is based on the closing stock price as of March 31, 2026.

Changes in Level 3 fair value measurements during the period ended March 31, 2026 were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2025	$78,657
Change in fair value	(57,580)
Cancellation of Eleventh Amendment Tranche 2-4 Warrants	(4,241)
Balance as of March 31, 2026	$16,836

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

On October 15, 2021, a motion to consolidate the Hartel Action and the WPBPPF Action was filed. On September 2, 2022, the court entered an order consolidating the Hartel and WPBPPF Actions under the caption In re SelectQuote, Inc. Securities Litigation, Case No. 1:21-cv-06903 (the “Securities Class Action”) and appointing the West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System as lead plaintiffs. On November 19, 2022, plaintiffs filed an amended complaint asserting similar allegations to those alleged in the Hartel and WPBPPF Actions in addition to new allegations regarding certain defendants’ purported violation of Section 20A of the Exchange Act. The amended complaint also added Brookside Equity Partners LLC, one of the Company’s principal stockholders, as a defendant. On January 27, 2023, the Company filed a motion to dismiss the amended complaint on behalf of itself and certain of its current and former officers and directors. Plaintiffs filed an opposition to the motion to dismiss on April 5, 2023, and the Company filed its reply to plaintiffs’ opposition on May 10, 2023. On March 28, 2024, the court granted the Company’s motion to dismiss, with leave to amend. Plaintiffs filed their second amended complaint on May 31, 2024. On July 31, 2024, the Company filed a motion to dismiss the second amended complaint. Plaintiffs filed their opposition to the Company’s motion to dismiss on October 2, 2024, and the Company filed its reply to Plaintiffs’ opposition on November 1, 2024. On April 3, 2025, the court dismissed Plaintiffs’ second amended complaint. Plaintiffs filed a notice of appeal on May 5, 2025. On August 8, 2025, plaintiffs West Palm Beach Police Pension Fund and City of Fort Lauderdale Police & Fire Retirement System (together, the “Plaintiffs-Appellants”) filed a brief in support of their appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), and on August 13, 2025, the Second Circuit granted the parties’ joint stipulation dismissing Brookside Equity Partners LLC from the appeal. The Company and other remaining defendants-appellees (the “Defendants-Appellees”) filed their brief in response to Plaintiffs-Appellants’ brief on November 7, 2025, and Plaintiffs-Appellants submitted their reply brief on November 28, 2025. Oral argument was held on February 27, 2026. The appeal remains pending before the Second Circuit.

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

On August 19, 2025, the Company and co-defendants eHealth, Inc., GoHealth, Inc., Aetna Life Insurance Company (“Aetna”), Humana Inc. (“Humana”), and Elevance Health, Inc. (“Elevance”), and certain of their corporate affiliates (collectively with Aetna, Humana, and Elevance, the “Carriers”), filed a joint motion to dismiss the government’s complaint for failure to state a claim upon which relief can be granted. The Company, together with co-defendants eHealth, Inc. and GoHealth, Inc. (collectively, the “Brokers” and, together with the Carriers, the “Defendants”), also filed an additional motion to dismiss on separate grounds. On October 20, 2025, the government filed motions in opposition to the joint motion to dismiss and the Brokers’ separate motion to dismiss. Replies to the government’s oppositions to the joint motion and separate Brokers’ motion, respectively, were filed on December 19, 2025. On March 26, 2026, the court issued an order denying the Defendants’ motions to dismiss on all counts other than the government’s claim for unjust enrichment, which was dismissed.

On August 11, 2025, a putative securities class action lawsuit captioned Pahlkotter v. SelectQuote, Inc., et al., Case No. 1:25-cv-06620 (the “Pahlkotter Action”), was filed in the U.S. District Court for the Southern District of New York against the Company and three of its current and former executive officers. The complaint asserts claims for securities law violations relating to the allegations set forth in the DOJ Action. The plaintiffs seek unspecified damages, rescission, and reimbursement of attorneys’ fees and certain other costs. On August 29, 2025, the court granted the parties’ joint stipulation to stay the Pahlkotter Action pending the designation of a lead plaintiff and the anticipated filing of an amended complaint. Plaintiff Robert Pahlkotter was appointed lead plaintiff on November 3, 2025 and filed an amended complaint on January 16, 2026. The amended complaint asserted similar allegations to those alleged in the original complaint and added Robert Grant, the Company’s President, as an individual defendant. Defendants filed a motion to dismiss the Pahlkotter Action on March 17, 2026.

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

Rochon as possibly related to the Pahlkotter Action. On February 2, 2026, Judge Rochon accepted the Roszel Action as related to the Pahlkotter Action. On April 22, 2026, the Roszel Action was voluntarily dismissed.

On March 11, 2026, two additional derivative actions, captioned Scotto v. Danker, et al., Case No. 1:26-cv-1999 (the “Scotto Action”) and Kelly v. Danker, et al., Case No. 1:26-cv-2000 (the “Kelly Action”), respectively, were filed in the U.S. District Court for the Southern District of New York by alleged stockholders of the Company, purportedly on the Company’s behalf. Both lawsuits were brought against the Company’s directors and certain of its current and former officers, and against the Company, as nominal defendant, and allege that the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements related to the events underlying the DOJ Action and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaints also assert claims against all defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same general underlying conduct and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Pahlkotter Action. The complaints seek unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. On March 12, 2026, the Kelly and Scotto Actions were referred to Judge Rochon as possibly related to the Pahlkotter Action, and, on March 16, 2026, were accepted as related. On April 24, 2026, the court approved the parties’ joint stipulation consolidating the Kelly and Scotto Actions and staying proceedings pending the resolution of the motion to dismiss the Pahlkotter Action.

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

11.SHAREHOLDERS’ EQUITY

Common Stock—As of March 31, 2026, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	20,889,048
Stock awards available for grant under 2020 Plan	1,711,678
Options outstanding under 2003 Plan	424,295
Total	23,025,180

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

The number of shares of common stock available for issuance as of March 31, 2026, pursuant to future awards under the Company’s 2020 Stock Plan is 1,711,678. The number of shares of the Company’s common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive income was as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Share-based compensation related to:
Equity classified stock options	$46	$376	$283	$1,226
Equity classified RSUs	2,415	2,611	7,359	7,546
Equity classified PVUs	1,217	1,973	3,838	4,733
Total	$3,678	$4,960	$11,480	$13,505

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

During the nine months ended March 31, 2026 and 2025, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the nine months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2025	3,338,025	$12.30
Options forfeited/expired/cancelled	(135,373)	15.45
Outstanding—March 31, 2026	3,202,652	$12.17	4.70	$—
Vested and exercisable—March 31, 2026	3,201,121	$12.17	4.69	$—

As of March 31, 2026, there was less than $0.1 million in unrecognized share-based compensation cost related to unvested stock options granted, which is expected to be recognized over a weighted-average period of 0.2 years.

During the three and nine months ended March 31, 2026, there were no stock options exercised. The Company received less than $0.1 million of cash in connection with stock options exercised during the three months ended March 31, 2025, and received $0.1 million of cash in connection with stock options exercised during the nine months ended March 31, 2025.

Restricted Stock Units—The Company grants RSUs to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSUs is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	8,389,188	$2.30
Granted	5,858,922	1.72
Vested	(4,245,248)	2.29
Forfeited	(331,089)	2.16
Unvested as of March 31, 2026	9,671,773	$1.96

As of March 31, 2026, there was $12.9 million of unrecognized share-based compensation cost related to unvested restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.76 years.

Price-Vested Units—During the nine months ended March 31, 2026, and 2025, the Company issued PVUs for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards granted during the nine months ended March 31, 2026, and 2025, respectively, are divided into three separate tranches, each subject to a different price hurdle. Price hurdles are achieved when the average closing price per share of the Company’s common stock over any 60-trading day period during the five-year performance period meets or exceeds the relevant price hurdle. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs granted during the nine months ended March 31, 2026:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	636,666	$1.67	$2.50	August 1, 2025 - August 1, 2030	1 year - 3 years
Tranche 2	636,668	$1.59	$4.00	August 1, 2025 - August 1, 2030	1.14 years - 3 years
Tranche 3	636,666	$1.49	$6.00	August 1, 2025 - August 1, 2030	1.62 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs awarded during the nine months ended March 31, 2025:

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

The Company used the following weighted-average assumptions for the PVUs granted during the period presented below:

	Shares Granted August 1, 2025	Shares Granted August 1, 2024
Share price as of grant date	$1.74	$4.01
Volatility	104.2%	88.8%
Risk-free interest rate	3.7%	3.8%
Cost of Equity	15.8%	12.6%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the nine months ended March 31, 2026:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	7,481,813	$2.11
Granted	1,910,000	$1.58
Vested	(755,544)	$2.17
Forfeited	(197,351)	$2.09
Unvested as of March 31, 2026	8,438,918	$1.98

During the year ended June 30, 2025, the $2.50, $3.13 and $4.00 stock price hurdles were achieved. During the nine months ended March 31, 2026, one-third of the awards in the first tranche of PVUs with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, one-third of the awards in the first tranche of PVUs with a $4.00 price hurdle that were granted during the three months ended September 30, 2022 vested, and one-third of the awards in the first tranche of PVUs with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 vested.

As of March 31, 2026, there was $3.8 million of unrecognized share-based compensation cost related to unvested PVUs outstanding, which is expected to be recognized over a weighted-average period of 1.28 years.

ESPP—The purpose of the Company’s ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of March 31, 2026 there are 159 shares reserved for future issuance under the plan.

12.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Senior:
Medicare advantage commissions	$174,132	$145,453	$447,040	$446,640
Other Senior commissions	3,282	3,345	12,220	8,111
Other services	5,476	20,644	44,166	63,179
Total Senior revenue	182,890	169,442	503,426	517,930
Healthcare Services:
Pharmacy	195,270	185,271	641,023	518,154
Other services	4,116	4,298	10,368	10,523
Total Healthcare Services revenue	199,386	189,569	651,391	528,677
Life:
Term commissions	20,605	20,139	58,372	55,169
Final expense commissions	21,860	20,188	64,194	54,795
Other services	5,431	5,515	15,600	15,029
Total Life revenue	47,896	45,842	138,166	124,993
All other:
Commissions	2,818	4,900	9,085	14,667
Other services	266	377	1,537	717
Total All other revenue	3,084	5,277	10,622	15,384
Eliminations:
Commissions	(994)	(867)	(2,807)	(2,531)
Other services	(1,329)	(1,103)	(3,952)	(2,961)
Total Elimination revenue	(2,323)	(1,970)	(6,759)	(5,492)
Total Commissions and other services revenue	235,663	222,889	655,823	663,338
Total Pharmacy revenue	195,270	185,271	641,023	518,154
Total Revenue	$430,933	$408,160	$1,296,846	$1,181,492

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2025	$950,828
Commission revenue from revenue recognized	244,027
Net commission revenue adjustment from change in estimate	14,277
Amounts recognized as accounts receivable, net	(249,603)
Balance as of March 31, 2026	$959,529

For the nine months ended March 31, 2026, the $14.3 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $15.0 million for Senior and a negative adjustment of $0.3 million for Life. The remaining negative adjustment of $0.4 million relates to the Company’s All other non-reportable segment. Refer to Note 15 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities are included within other current liabilities on the condensed consolidated balance sheets and represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2025	$698
Commission and other services revenue recognized	(14,057)
Amounts recognized as contract liabilities	13,640
Balance as of March 31, 2026	$281

13.INCOME TAXES

For the three months ended March 31, 2026, and 2025, the Company recognized income tax expenses of $3.9 million and $8.6 million, respectively, representing effective tax rates of 8.9% and 24.8%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2026, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation, and general business credits. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment and excess officer compensation.

For the nine months ended March 31, 2026 and 2025, the Company recognized income tax expenses of $10.4 million and $4.4 million, respectively, representing effective tax rates of 11.6% and 11.3%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2026, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation, and general business credits. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment and excess officer compensation.

As of March 31, 2026, the Company has a valuation allowance of $30.6 million for deferred tax assets related to certain federal and state specific net operating losses, Sec. 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740, Income Taxes when evaluating the need for a valuation allowance. Aside from the certain deferred tax assets related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of March 31, 2026 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

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

14.NET INCOME PER SHARE

The Company calculates net income per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net income per share (“Basic EPS”) is computed by dividing net income attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of March 31, 2026, the Company included the Tranche A Senior Non-Convertible Preferred Stock Warrants outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants.

Diluted net income per share (“Diluted EPS”) is computed by dividing net income attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSUs, PVUs assuming market conditions are satisfied as of the end of the reporting period, common shares issuable upon the conclusion of each ESPP offering period, Eleventh Amendment Warrants, and Senior Non-Convertible Preferred Stock Warrants (excluding the Penny Warrants). The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSUs, PVUs, common stock issuable pursuant to the ESPP, Eleventh Amendment Warrants, and Senior Non-Convertible Preferred Stock Warrants to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net income per share for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders, basic	$21,422	$20,235	$24,649	$28,925
Change in fair value of warrants(1)	—	(13,803)	(3,539)	(6,160)
Net income attributable to common shareholders, diluted	21,422	6,432	21,110	22,765
Denominator:
Weighted-average common stock outstanding, basic	189,455	178,156	187,614	173,462
Stock options outstanding to purchase shares of common stock including unvested RSUs and from the ESPP	691	5,738	1,580	4,518
Dilutive effect of warrants to purchase common stock	335	2,745	1,453	915
Weighted-average common stock outstanding, diluted	190,481	186,639	190,647	178,895

Net income per share—basic:	$0.11	$0.11	$0.13	$0.17

Net income per share—diluted:	$0.11	$0.03	$0.11	$0.13
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

The weighted average potential shares of common stock that were excluded from the calculation of net income per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Stock options outstanding to purchase shares of common stock, unvested RSUs and shares from the ESPP	11,095	2,161	6,932	3,496

The weighted average potential shares of common stock that were excluded from the calculation of net income per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Shares subject to outstanding PVUs	8,439	7,482	8,497	7,422

The weighted average potential shares of common stock that were excluded from the calculation of net income per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock or the effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Warrants to purchase shares of common stock	18,744	7,241	21,528	4,270

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

Three Months Ended March 31, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$180,879	$199,096	$47,874	$427,849
Intersegment revenue	2,011	290	22	2,323
Total revenue from reportable segments	$182,890	$199,386	$47,896	$430,172
All other revenue (1)				3,084
Eliminations of intersegment revenues				(2,323)
Total consolidated revenue				$430,933
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$182,890	$199,386	$47,896	$430,172
Less:
Cost of commissions and other services revenue	(54,596)	(6,976)	(18,465)
Cost of goods sold - pharmacy revenue	—	(169,814)	—
Marketing expense (1)	(69,060)	(1,686)	(23,131)
Technical development (2)	—	(318)	—
Selling, general, and administrative (3)	(592)	(15,314)	(216)
Adjusted Segment EBITDA	$58,642	$5,278	$6,084	$70,004
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				1,376
Corporate (5)				(26,790)
Share-based compensation expense				(3,678)
Transaction costs (6)				(631)
Depreciation and amortization				(4,385)
Loss on extinguishment of debt				(8,659)
Change in fair value of warrants				27,489
Interest expense, net				(10,602)
Income before income tax expense				$44,124
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.4 million), professional services ($5.4 million), and facilities ($1.2 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.6 million).

Three Months Ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$167,565	$189,496	$45,822	$402,883
Intersegment revenue	1,877	73	20	1,970
Total revenue from reportable segments	$169,442	$189,569	$45,842	$404,853
All other revenue (1)				5,277
Eliminations of intersegment revenues				(1,970)
Total consolidated revenue				$408,160
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$169,442	$189,569	$45,842	$404,853
Less:
Cost of commissions and other services revenue	(53,374)	(5,816)	(17,415)
Cost of goods sold - pharmacy revenue	—	(161,026)	—
Marketing expense (1)	(69,808)	(1,939)	(21,789)
Technical development (2)	—	(491)	—
Selling, general, and administrative (3)	(559)	(13,852)	(274)
Adjusted Segment EBITDA	$45,701	$6,445	$6,364	$58,510
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				3,549
Corporate (5)				(24,336)
Share-based compensation expense				(4,960)
Transaction costs (6)				(5,813)
Depreciation and amortization				(4,925)
Loss on disposal of property, equipment, and software, net				(3)
Change in fair value of warrants				32,986
Interest expense, net				(20,407)
Income before income tax expense				$34,601
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($16.6 million), professional services ($3.8 million), and facilities ($1.4 million).
(6) These expenses primarily consist of financing transaction costs ($5.8 million).

Nine Months Ended March 31, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$497,378	$650,745	$138,101	$1,286,224
Intersegment revenue	6,048	646	65	6,759
Total revenue from reportable segments	$503,426	$651,391	$138,166	$1,292,983
All other revenue (1)				10,622
Eliminations of intersegment revenues				(6,759)
Total consolidated revenue				$1,296,846
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$503,426	$651,391	$138,166	$1,292,983
Less:
Cost of commissions and other services revenue	(170,884)	(21,635)	(53,848)
Cost of goods sold - pharmacy revenue	—	(564,995)	—
Marketing expense (1)	(190,746)	(6,309)	(66,267)
Technical development (2)	—	(1,068)	—
Selling, general, and administrative (3)	(1,739)	(44,048)	(815)
Adjusted Segment EBITDA	$140,057	$13,336	$17,236	$170,629
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				5,366
Corporate (5)				(78,752)
Share-based compensation expense				(11,480)
Transaction costs (6)				(1,478)
Depreciation and amortization				(13,007)
Impairment of equity-method investment (7)				(1,000)
Loss on extinguishment of debt				(8,659)
Change in fair value of warrants				61,821
Interest expense, net				(34,023)
Income before income tax expense				$89,417
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($52.6 million), professional services ($14.6 million), and facilities ($4.0 million).
(6) These expenses primarily consist of financing transaction costs ($0.5 million) and non-restructuring severance expenses ($1.0 million).
(7) During the nine months ended March 31, 2026, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Nine Months Ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$512,735	$528,443	$124,930	$1,166,108
Intersegment revenue	5,195	234	63	5,492
Total revenue from reportable segments	$517,930	$528,677	$124,993	$1,171,600
All other revenue (1)				15,384
Eliminations of intersegment revenues				(5,492)
Total consolidated revenue				$1,181,492
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$517,930	$528,677	$124,993	$1,171,600
Less:
Cost of commissions and other services revenue	(169,543)	(19,627)	(47,028)
Cost of goods sold - pharmacy revenue	—	(444,401)	—
Marketing expense (1)	(192,583)	(6,088)	(57,456)
Technical development (2)	—	(1,691)	—
Selling, general, and administrative (3)	(1,855)	(43,336)	(762)
Adjusted Segment EBITDA	$153,949	$13,534	$19,747	$187,230
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				9,645
Corporate (5)				(73,316)
Share-based compensation expense				(13,505)
Transaction costs (6)				(13,358)
Depreciation and amortization				(15,584)
Loss on disposal of property, equipment, and software, net				(160)
Change in fair value of warrants				25,344
Interest expense, net				(67,160)
Income before income tax expense				$39,136
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($49.5 million), professional services ($12.6 million), and facilities ($4.2 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.6 million) and financing transaction costs ($12.8 million).

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended March 31, 2026, three insurance carrier customers accounted for 37% (UHC), 13% (Humana), and 13% (Aetna), of total revenue. For the three months ended March 31, 2025, three insurance carrier customers accounted for 38% (UHC), 12% (Humana), and 15% (Aetna) of total revenue. For the nine months ended March 31, 2026, three insurance carrier customers accounted for 39% (UHC), 14% (Humana) and 12% (Aetna), of total revenue. For the nine months ended March 31, 2025, three customers accounted for 36% (UHC), 13% (Humana), and 16% (Aetna) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

16.     RELATED-PARTY TRANSACTIONS

In accordance with ASC 850, Related-party Transactions, the Company has evaluated related-party relationships and transactions for the periods presented. There were no material related-party transactions during the three and nine months ended March 31, 2026, and no changes in related-party arrangements from those described in our Annual Report. As of March 31, 2026, there were no outstanding balances due to or from related parties.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA and MS plans accounted for 90% and 91% of our approved Senior policies for the three months ended March 31, 2026, and 2025, respectively, and 90% and 91% for the nine months ended March 31, 2026, and 2025, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.6 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 41%, and 41% of new premium within the Life segment for the three months ended March 31, 2026, and 2025, respectively, with final expense policies accounting for 59% and 59% for the three months ended March 31, 2026, and 2025, respectively. For the nine months ended March 31, 2026, and 2025, term life policies accounted for 40% and 41% of new premium within Life, respectively, with final expense policies accounting for 60% and 59%, respectively.

Our other operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All other” which represents a shopping platform for auto, home, and specialty insurance lines.

The three and nine months ended March 31, referenced throughout the commentary below refers to the third quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2026, and 2025.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Medicare Advantage	196,970	201,817	553,286	588,872
All other (1)	24,912	22,858	71,632	65,975
Total	221,882	224,675	624,918	654,847
(1) Represents the submitted policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products decreased 1% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a 16% decrease in overall close rates and a 2% decrease in the number of average productive agents.

Total submitted policies for all products decreased 5% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. The decrease was primarily due to a 14% decrease in overall close rates and a 4% decrease in the number of average productive agents.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Medicare Advantage	175,557	168,001	495,346	507,530
All other (1)	21,152	17,623	55,330	50,316
Total	196,709	185,624	550,676	557,846
(1) Represents the approved policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products increased by 6% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by higher same month approval rates during the current period.

Total approved policies decreased by 1% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, which correlates to the decrease in submitted policies, partially offset by increased same month approval rates during the current period.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Medicare Advantage	$904	$915	$871	$892
All other (1)	81	151	121	139
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy decreased 1% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to shifts in carrier mix, along with plan terminations and changes to plan designs.

The LTV per MA approved policy decreased 2% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, primarily due to shifts in carrier mix, along with plan terminations and changes to plan designs.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	March 31, 2026	March 31, 2025
Total SelectRx Members	116,616	105,523

The total number of SelectRx members increased by 11% as of March 31, 2026, compared to March 31, 2025, due to our continued strategy to grow SelectRx membership.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Prescriptions Per Day	33,209	29,015	32,384	26,942

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands):	2026	2025	2026	2025
Term Premiums	$19,123	$18,930	$56,079	$51,459
Final Expense Premiums	27,287	27,681	84,072	74,292
Total	$46,410	$46,611	$140,151	$125,751

Total term premiums increased 1% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a 1% increase in the average premium per policy sold. Final expense premiums decreased 1% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a 1% increase in the average premium per policy sold, offset by a 2% decrease in the number of policies sold.

Total term premiums increased 9% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, due to a 6% increase in the number of policies sold, and a 3% increase in the average premium per policy sold. Final expense premiums increased 13% for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, due to a 14% increase in the number of policies sold. The increase in the number of final expense policies sold was driven by a 30% increase in average agent headcount, primarily attributable to new external agents and, to a lesser extent, flex agents onboarded from the Senior segment during the nine months ended March 31, 2026, both of which were less productive than our tenured agents.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(in thousands)	2026		2025		2026		2025
Revenue
Commissions and other services	$235,663	55%	$222,889	55%	$655,823	51%	$663,338	56%
Pharmacy	195,270	45%	185,271	45%	641,023	49%	518,154	44%
Total revenue	430,933	100%	408,160	100%	1,296,846	100%	1,181,492	100%
Operating costs and expenses
Cost of commissions and other services revenue	83,268	19%	79,412	19%	255,403	20%	246,283	21%
Cost of goods sold—pharmacy revenue	171,289	40%	162,304	40%	569,262	44%	448,029	38%
Marketing and advertising	92,481	21%	92,733	23%	259,456	20%	254,222	22%
Selling, general, and administrative	38,188	10%	41,685	10%	112,948	9%	122,850	10%
Technical development	9,777	2%	9,967	2%	29,283	2%	29,086	2%
Total operating costs and expenses	395,003	92%	386,101	94%	1,226,352	95%	1,100,470	93%
Income from operations	35,930	8%	22,059	5%	70,494	5%	81,022	7%
Interest expense, net	(10,602)	(2)%	(20,407)	(5)%	(34,023)	(3)%	(67,160)	(6)%
Change in fair value of warrants	27,489	6%	32,986	8%	61,821	5%	25,344	2%
Loss on extinguishment of debt	(8,659)	(2)%	—	—%	(8,659)	—%	—	—%
Other expense, net	(34)	—%	(37)	—%	(216)	—%	(70)	—%
Income before income tax expense	44,124	10%	34,601	8%	89,417	7%	39,136	3%
Income tax expense	3,927	1%	8,579	2%	10,386	1%	4,424	—%
Net income	$40,197	9%	$26,022	6%	$79,031	6%	$34,712	3%

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Commissions and other services	$235,663	$222,889	6%	$655,823	$663,338	(1)%
Pharmacy	195,270	185,271	5%	641,023	518,154	24%
Total revenue	$430,933	$408,160	6%	$1,296,846	$1,181,492	10%

Three Months Ended March 31, 2026 and 2025–Commission and other services revenue increased $12.8 million, or 6%, for the three months ended March 31, 2026, primarily due to a $28.6 million increase in Senior commissions revenue, a $2.1 million increase in Life revenue, partially offset by a $15.2 million decrease in other Senior revenue, and a $2.2 million decrease in Other revenue. The increase in Senior commissions revenue, was driven by a 6% increase in approved policies. The increase in Life revenue was primarily driven by a $1.7 million increase in final expense revenue due to a 1% increase in the average premium per policy sold, offset by a 2% decrease in the number of policies sold. The decrease in other Senior revenue was primarily due to a lower volume of carrier sponsored production incentives and performance-based bonuses during the current OEP cycle. Pharmacy revenue increased $10.0 million, or 5%, primarily due to a 11% increase in members due to the continued growth of the SelectRx business, partially offset by $13.4 million of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. Beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction Act. The Company reports these refunds as a reduction to cost of goods sold—pharmacy revenue rather than as pharmacy revenue.

Nine Months Ended March 31, 2026 and 2025–Commission and other services revenue decreased $7.5 million, or 1%, for the nine months ended March 31, 2026, primarily due to a $19.0 million decrease in other Senior revenue, partially offset by a $13.2 million increase in Life revenue. The decrease in other Senior revenue was primarily due to a lower volume of carrier sponsored production incentives and performance-based bonuses during the current OEP cycle. The increase in Life revenue was primarily driven by a $9.4 million increase in final expense revenue due to a 14% increase in the number of policies sold. Pharmacy revenue increased $122.9 million or 24%, primarily due to the 11% increase in members due to the continued growth of the SelectRx business, partially offset by a $13.4 million reclassification of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. As discussed above, beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription

Drug Inflation Rebate Program under the Inflation Reduction Act, which are reported as a reduction to cost of goods sold—pharmacy revenue.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Cost of commissions and other services revenue	$83,268	$79,412	5%	$255,403	$246,283	4%

Three Months Ended March 31, 2026 and 2025–Cost of commissions and other service revenue increased $3.9 million, or 5%, for the three months ended March 31, 2026, primarily due to a $3.6 million increase in compensation costs. The $3.6 million increase in compensation costs is primarily comprised of increases in costs for sales and customer care agents of $1.2 million in both Healthcare Services and Senior, combined with a $1.1 million increase in Life.

Nine Months Ended March 31, 2026 and 2025–Cost of commissions and other service revenue increased $9.1 million, or 4%, for the nine months ended March 31, 2026, primarily due to a $9.1 million increase in compensation costs and a $0.9 million increase in licensing fees. These increases were partially offset by $0.7 million decrease in depreciation and amortization. The $9.1 million increase in compensation costs is primarily comprised of a $6.4 million and $2.4 million increase in costs for sales and customer care agents in Life and Healthcare Services, respectively.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Cost of goods sold—pharmacy revenue	$171,289	$162,304	6%	$569,262	$448,029	27%

Three Months Ended March 31, 2026 and 2025–Cost of goods sold-pharmacy revenue increased $9.0 million, or 6%, for the three months ended March 31, 2026, primarily due to a $19.6 million increase in medication costs and a $1.5 million increase in compensation costs, partially offset by a $13.4 million decrease from refunds recognized as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue discussed above. Medication costs increased largely due to a 11% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

Nine Months Ended March 31, 2026 and 2025–Cost of goods sold-pharmacy revenue increased $121.2 million, or 27%, for the nine months ended March 31, 2026, primarily due to a $126.3 million increase in medication costs, a $4.8 million increase in compensation costs, and a $2.2 million increase in fulfillment costs, partially offset by a $13.4 million decrease from refunds recognized as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue discussed above. Medication and fulfillment costs increased largely due to a 11% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Marketing and advertising	$92,481	$92,733	—%	$259,456	$254,222	2%

Three Months Ended March 31, 2026 and 2025–Marketing and advertising expenses decreased $0.3 million, or less than 1%, for the three months ended March 31, 2026, primarily due to a $1.7 million decrease in lead costs, partially offset by a $0.8 million increase in creative marketing costs, and a $0.5 million increase in compensation costs. The decrease in lead costs was attributable to an increase in the consumption of internal leads for the Senior division, which ultimately reduced the cost per queued call. The increase in creative marketing costs was driven by the production of new television advertising for our Life division. The increase in compensation costs were primarily driven by a 15% increase in average final expense agent headcount in Life.

Nine Months Ended March 31, 2026 and 2025–Marketing and advertising expenses increased $5.2 million, or 2%, for the nine months ended March 31, 2026, primarily due to a $2.5 million increase in lead costs and a $1.8 million increase in creative marketing costs, partially offset by a $1.5 million increase in compensation costs. The increases in lead and compensation costs were primarily driven by a 30% increase in the average final expense agent headcount in Life, which fueled a 14% increase in the volume of final expense policies sold during the period.

The increase in creative marketing costs was driven by the production of new television advertising for our Life division.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Selling, general, and administrative	$38,188	$41,685	(8)%	$112,948	$122,850	(8)%

Three Months Ended March 31, 2026 and 2025–Selling, general, and administrative expenses decreased $3.5 million, or 8%, for the three months ended March 31, 2026, primarily due to $5.7 million decrease in corporate development costs, partially offset by a $2.1 million increase in professional services costs. The decrease in corporate development costs is a result of additional expenses incurred in the prior period related to the securitization and Senior Non-Convertible Preferred Stock transactions. The increase in professional services costs is primarily driven by increased legal fees incurred during the period.

Nine Months Ended March 31, 2026 and 2025–Selling, general, and administrative expenses decreased $9.9 million, or 8%, for the nine months ended March 31, 2026, primarily due to $12.3 million decrease in corporate development costs, partially offset by a $3.0 million increase in professional services costs. The decrease in corporate development costs is a result of additional expenses incurred in the prior period related to the securitization and Senior Non-Convertible Preferred Stock transactions. The increase in professional services costs is primarily driven by increased legal fees incurred during the period.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Technical development	$9,777	$9,967	(2)%	$29,283	$29,086	1%

Three Months Ended March 31, 2026 and 2025–Technical development expenses decreased $0.2 million, or 2%, for the three months ended March 31, 2026, primarily due to a $0.5 million increase in capitalized costs related to internal-use software and website development, partially offset by a $0.3 million increase in software and maintenance expenses. These increases were driven by the Company’s strategic focus on building new software tools, which shifted personnel efforts from routine maintenance to the development of new functional features.

Nine Months Ended March 31, 2026 and 2025–Technical development expenses increased $0.2 million, or 1%, for the nine months ended March 31, 2026, primarily due to a $1.1 million increase in compensation costs due to an increase in headcount for technology personnel. The increase in compensation costs were partially offset by a $0.8 million decrease in information technology related expenses, primarily driven by a $0.7 million decrease in data center costs. The decrease in data center costs was driven by a reduction in cloud infrastructure capacity to align with current demand.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Interest expense, net	$10,602	$20,407	(48)%	$34,023	$67,160	(49)%

Three Months Ended March 31, 2026 and 2025–Interest expense, net decreased $9.8 million, or 48%, for the three months ended March 31, 2026. The decrease was primarily due to a lower weighted-average principal balance outstanding during the three months ended March 31, 2026 following the $260.0 million principal repayment of the Previous Term Loans balance using the proceeds from the Senior Non-Convertible Preferred Stock issuance in February 2025.

Nine Months Ended March 31, 2026 and 2025–Interest expense, net decreased $33.1 million, or 49%, for the nine months ended March 31, 2026. The decrease was primarily driven by: (i) the lower weighted-average principal balance outstanding throughout the nine months ended March 31, 2026, resulting from the $260.0 million principal repayment in February 2025; and (ii) the lower cost of capital following the completion of the securitization transaction in October 2024.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended March 31,		Percent Change	Nine Months Ended March 31,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Income tax expense	$3,927	$8,579	(54)%	$10,386	$4,424	135%
Effective tax rate	8.9%	24.8%		11.6%	11.3%

Three Months Ended March 31, 2026 and 2025–For the three months ended March 31, 2026, and 2025, the Company recognized an income tax expense of $3.9 million and $8.6 million, representing an effective tax rate of 8.9% and 24.8%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the three months ended March 31, 2026, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation and general business credits. The differences from the federal statutory tax rate to the effective tax rates for the three months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible change in fair value of warrants and excess officer compensation.

Nine Months Ended March 31, 2026 and 2025–For the nine months ended March 31, 2026 and 2025, the Company recognized income tax expense of $10.4 million and $4.4 million, respectively, representing effective tax rates of 11.6% and 11.3%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2026, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation and general business credits. The differences from the federal statutory tax rate to the effective tax rate for the nine months ended March 31, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment and excess officer compensation.

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

We define Adjusted EBITDA as net income plus interest expense, income taxes, depreciation and amortization, changes in fair value of warrant liabilities, transaction costs, and certain add-backs for non-cash or non-recurring expenses, including restructuring, impairment charges, loss on extinguishment of debt, and share-based compensation expenses. The most directly comparable GAAP measure is net income. We monitor and have presented Adjusted EBITDA herein because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, establish budgets, and develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

The following table sets forth a reconciliation of the differences between net income and Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Net income	$40,197	$26,022	$79,031	$34,712
Share-based compensation expense	3,678	4,960	11,480	13,505
Transaction costs(1)	631	5,813	1,478	13,358
Depreciation and amortization	4,385	4,925	13,007	15,584
Loss on disposal of property, equipment, and software, net	—	3	—	160
Impairment of equity-method investment(2)	—	—	1,000	—
Loss on extinguishment of debt	8,659	—	8,659	—
Change in fair value of warrants	(27,489)	(32,986)	(61,821)	(25,344)
Interest expense, net	10,602	20,407	34,023	67,160
Income tax expense	3,927	8,579	10,386	4,424
Adjusted EBITDA	$44,590	$37,723	$97,243	$123,559

(1) For the three and nine months ended March 31, 2026, these expenses primarily consist of financing transaction costs ($0.0 million and $0.5 million) and non-restructuring severance expenses ($0.6 million and $1.0 million). For the three and nine months ended March 31, 2025, these expenses primarily consist of financing transaction costs ($5.8 million and $12.8 million) and non-restructuring severance expenses ($0.0 million and $0.6 million).
(2) During the nine months ended March 31, 2026, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

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

Three Months Ended March 31, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$180,879	$199,096	$47,874	$427,849
Intersegment revenue	2,011	290	22	2,323
Total revenue from reportable segments	$182,890	$199,386	$47,896	$430,172
All other revenue (1)				3,084
Eliminations of intersegment revenues				(2,323)
Total consolidated revenue				$430,933
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$182,890	$199,386	$47,896	$430,172
Less:
Cost of commissions and other services revenue	(54,596)	(6,976)	(18,465)
Cost of goods sold - pharmacy revenue	—	(169,814)	—
Marketing expense (1)	(69,060)	(1,686)	(23,131)
Technical development (2)	—	(318)	—
Selling, general, and administrative (3)	(592)	(15,314)	(216)
Adjusted Segment EBITDA	$58,642	$5,278	$6,084	$70,004
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				1,376
Corporate (5)				(26,790)
Share-based compensation expense				(3,678)
Transaction costs (6)				(631)
Depreciation and amortization				(4,385)
Loss on extinguishment of debt				(8,659)
Change in fair value of warrants				27,489
Interest expense, net				(10,602)
Income before income tax expense				$44,124
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($17.4 million), professional services ($5.4 million), and facilities ($1.2 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.6 million).

Three Months Ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$167,565	$189,496	$45,822	$402,883
Intersegment revenue	1,877	73	20	1,970
Total revenue from reportable segments	$169,442	$189,569	$45,842	$404,853
All other revenue (1)				5,277
Eliminations of intersegment revenues				(1,970)
Total consolidated revenue				$408,160
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$169,442	$189,569	$45,842	$404,853
Less:
Cost of commissions and other services revenue	(53,374)	(5,816)	(17,415)
Cost of goods sold - pharmacy revenue	—	(161,026)	—
Marketing expense (1)	(69,808)	(1,939)	(21,789)
Technical development (2)	—	(491)	—
Selling, general, and administrative (3)	(559)	(13,852)	(274)
Adjusted Segment EBITDA	$45,701	$6,445	$6,364	$58,510
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				3,549
Corporate (5)				(24,336)
Share-based compensation expense				(4,960)
Transaction costs (6)				(5,813)
Depreciation and amortization				(4,925)
Loss on disposal of property, equipment, and software, net				(3)
Change in fair value of warrants				32,986
Interest expense, net				(20,407)
Income before income tax expense				$34,601
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($16.6 million), professional services ($3.8 million), and facilities ($1.4 million).
(6) These expenses primarily consist of financing transaction costs ($5.8 million).

Nine Months Ended March 31, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$497,378	$650,745	$138,101	$1,286,224
Intersegment revenue	6,048	646	65	6,759
Total revenue from reportable segments	$503,426	$651,391	$138,166	$1,292,983
All other revenue (1)				10,622
Eliminations of intersegment revenues				(6,759)
Total consolidated revenue				$1,296,846
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$503,426	$651,391	$138,166	$1,292,983
Less:
Cost of commissions and other services revenue	(170,884)	(21,635)	(53,848)
Cost of goods sold - pharmacy revenue	—	(564,995)	—
Marketing expense (1)	(190,746)	(6,309)	(66,267)
Technical development (2)	—	(1,068)	—
Selling, general, and administrative (3)	(1,739)	(44,048)	(815)
Adjusted Segment EBITDA	$140,057	$13,336	$17,236	$170,629
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				5,366
Corporate (5)				(78,752)
Share-based compensation expense				(11,480)
Transaction costs (6)				(1,478)
Depreciation and amortization				(13,007)
Impairment of equity-method investment (7)				(1,000)
Loss on extinguishment of debt				(8,659)
Change in fair value of warrants				61,821
Interest expense, net				(34,023)
Income before income tax expense				$89,417
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($52.6 million), professional services ($14.6 million), and facilities ($4.0 million).
(6) These expenses primarily consist of financing transaction costs ($0.5 million) and non-restructuring severance expenses ($1.0 million).
(7) During the nine months ended March 31, 2026, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Nine Months Ended March 31, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$512,735	$528,443	$124,930	$1,166,108
Intersegment revenue	5,195	234	63	5,492
Total revenue from reportable segments	$517,930	$528,677	$124,993	$1,171,600
All other revenue (1)				15,384
Eliminations of intersegment revenues				(5,492)
Total consolidated revenue				$1,181,492
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$517,930	$528,677	$124,993	$1,171,600
Less:
Cost of commissions and other services revenue	(169,543)	(19,627)	(47,028)
Cost of goods sold - pharmacy revenue	—	(444,401)	—
Marketing expense (1)	(192,583)	(6,088)	(57,456)
Technical development (2)	—	(1,691)	—
Selling, general, and administrative (3)	(1,855)	(43,336)	(762)
Adjusted Segment EBITDA	$153,949	$13,534	$19,747	$187,230
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				9,645
Corporate (5)				(73,316)
Share-based compensation expense				(13,505)
Transaction costs (6)				(13,358)
Depreciation and amortization				(15,584)
Loss on disposal of property, equipment, and software, net				(160)
Change in fair value of warrants				25,344
Interest expense, net				(67,160)
Income before income tax expense				$39,136
(1) Primarily consists of direct advertising and lead generation costs across various marketing channels.
(2) Primarily comprised of payroll and related benefits for dedicated Healthcare Services IT personnel.
(3) For Senior and Life, these costs are primarily comprised of allocations from corporate related to payroll and related benefits for administrative support functions and facilities. Within Healthcare Services, it primarily consists of payroll and related benefit costs for licensed pharmacists and pharmacy technicians performing one-time customer onboarding work for enrollments that do not actually become members.
(4) Represents adjusted EBITDA from SQAH, a non-reportable segment.
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($49.5 million), professional services ($12.6 million), and facilities ($4.2 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($0.6 million) and financing transaction costs ($12.8 million).

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Senior:
Medicare advantage commissions	$174,132	$145,453	$28,679	20%	$447,040	$446,640	$400	—%
Other Senior commissions	3,282	3,345	(63)	(2)%	12,220	8,111	4,109	51%
Other services	5,476	20,644	(15,168)	(73)%	44,166	63,179	(19,013)	(30)%
Total Senior revenue	182,890	169,442	13,448	8%	503,426	517,930	(14,504)	(3)%
Healthcare Services:
Pharmacy	195,270	185,271	9,999	5%	641,023	518,154	122,869	24%
Other services	4,116	4,298	(182)	(4)%	10,368	10,523	(155)	(1)%
Total Healthcare Services revenue	199,386	189,569	9,817	5%	651,391	528,677	122,714	23%
Life:
Term commissions	20,605	20,139	466	2%	58,372	55,169	3,203	6%
Final expense commissions	21,860	20,188	1,672	8%	64,194	54,795	9,399	17%
Other services	5,431	5,515	(84)	(2)%	15,600	15,029	571	4%
Total Life revenue	47,896	45,842	2,054	4%	138,166	124,993	13,173	11%
All other:
Commissions	2,818	4,900	(2,082)	(42)%	9,085	14,667	(5,582)	(38)%
Other services	266	377	(111)	(29)%	1,537	717	820	114%
Total All other revenue	3,084	5,277	(2,193)	(42)%	10,622	15,384	(4,762)	(31)%
Eliminations:
Commissions	(994)	(867)	(127)	15%	(2,807)	(2,531)	(276)	11%
Other services	(1,329)	(1,103)	(226)	20%	(3,952)	(2,961)	(991)	33%
Total Elimination revenue	(2,323)	(1,970)	(353)	18%	(6,759)	(5,492)	(1,267)	23%
Total Commissions and other services revenue	235,663	222,889	12,774	6%	655,823	663,338	(7,515)	(1)%
Total Pharmacy revenue	195,270	185,271	9,999	5%	641,023	518,154	122,869	24%
Total Revenue	$430,933	$408,160	$22,773	6%	$1,296,846	$1,181,492	$115,354	10%

Revenue by Segment

Three Months Ended March 31, 2026 and 2025–Revenue from Senior was $182.9 million for the three months ended March 31, 2026, a $13.4 million, or 8%, increase compared to revenue of $169.4 million for the three months ended March 31, 2025. The increase was due to a $28.6 million increase in commissions revenue, partially offset by a $15.2 million decrease in other revenue. The increase in commission revenue was due to a 6% increase in approved policies and a $14.4 million change in estimate of expected renewals driven by additional anticipated renewals from our policyholders. The decrease in other revenue was primarily due to a lower volume of carrier sponsored production incentives and performance-based bonuses during the current OEP cycle.

Revenue from Healthcare Services was $199.4 million for the three months ended March 31, 2026, a $9.8 million, or 5%, increase compared to revenue of $189.6 million for the three months ended March 31, 2025, primarily due to a $10.0 million increase in SelectRx pharmacy revenue due to a 11% increase in members from the growth of the SelectRx business, partially offset by $13.4 million of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. Beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction Act. The Company reports these refunds as a reduction to cost of goods sold—pharmacy revenue rather than as pharmacy revenue.

Revenue from Life was $47.9 million for the three months ended March 31, 2026, a $2.1 million, or 4%, increase compared to revenue of $45.8 million for the three months ended March 31, 2025, due to a $1.7 million increase in final expense revenue, and a $0.5 million increase in term revenue. These increases were due to increases in the average premiums per policy sold.

Nine Months Ended March 31, 2026 and 2025–Revenue from Senior was $503.4 million for the nine months ended March 31, 2026, a $14.5 million, or 3%, decrease compared to revenue of $517.9 million for the nine months ended March 31, 2025. The decrease was primarily due to a $19.0 million decrease in other revenue, partially offset by a $4.5 million increase in commission revenue. The decrease in other revenue was primarily due to a lower volume of carrier sponsored production incentives and performance-based bonuses during the current OEP cycle.

Revenue from Healthcare Services was $651.4 million for the nine months ended March 31, 2026, a $122.7 million, or 23%, increase compared to revenue of $528.7 million for the nine months ended March 31, 2025, due to a $122.9 million increase in SelectRx pharmacy revenue driven by a 11% increase in members from the growth of the SelectRx business, partially offset by a $13.4 million reclassification of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. As discussed above, beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction Act, which are reported as a reduction to cost of goods sold—pharmacy revenue.

Revenue from Life was $138.2 million for the nine months ended March 31, 2026, a $13.2 million, or 11%, increase compared to revenue of $125.0 million for the nine months ended March 31, 2025, due to a $9.4 million increase in final expense revenue, and a $3.2 million increase in term revenue. These increases were due to increases in the number of policies sold.

Adjusted EBITDA by Segment

Three Months Ended March 31, 2026 and 2025–Adjusted EBITDA from Senior was $58.6 million for the three months ended March 31, 2026, a $12.9 million increase compared to Adjusted EBITDA of $45.7 million for the three months ended March 31, 2025. The increase was primarily due to a $13.4 million increase in revenue as discussed above, partially offset by a $1.2 million increase in costs of commissions and other services revenue. The increase in costs of commissions and other services revenue was due to a $0.8 million increase in compensation costs and a $0.3 million increase in licensing fees.

Adjusted EBITDA from Healthcare Services was $5.3 million for the three months ended March 31, 2026, a $1.2 million decrease compared to Adjusted EBITDA of $6.4 million for the three months ended March 31, 2025. The decrease was primarily due to a $8.8 million increase in cost of goods sold - pharmacy revenue, a $1.5 million increase in selling, general, and administrative expenses, and a $1.2 million increase in costs of commissions and other services revenue, partially offset by a $9.8 million increase in revenue as discussed above. Cost of goods sold - pharmacy revenue increased primarily as a result of a $19.6 million increase in medication costs combined with a $1.5 million increase in compensation costs, partially offset by a $13.4 million decrease from refunds recognized as a reduction of costs of goods sold-pharmacy revenue rather than as pharmacy revenue as discussed above. Selling, general, and administrative expenses increased due to a $0.7 million increase in compensation costs. Cost of commissions and other services revenue increased due to a $1.2 million increase in compensation costs. Medication costs increased largely due to a 11% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

Adjusted EBITDA from Life was $6.1 million for the three months ended March 31, 2026, a $0.3 million decrease compared to Adjusted EBITDA of $6.4 million for the three months ended March 31, 2025. The decrease was primarily due to a $1.3 million increase in marketing expenses and a $1.1 million increase in cost of commissions and other services revenue, partially offset by a $2.1 million increase in revenue as discussed above. The increase in marketing expenses was due to a $0.9 million increase in lead costs and a $0.5 million increase in creative marketing costs. The increase in cost of commissions and other services revenue was due to a $1.1 million increase in compensation costs.

Nine Months Ended March 31, 2026 and 2025–Adjusted EBITDA from Senior was $140.1 million for the nine months ended March 31, 2026, a $13.9 million decrease compared to Adjusted EBITDA of $153.9 million for the nine months ended March 31, 2025. The decrease was primarily due to a $14.5 million decrease in revenue as discussed above.

Adjusted EBITDA from Healthcare Services was $13.3 million for the nine months ended March 31, 2026, a $0.2 million decrease compared to Adjusted EBITDA of $13.5 million for the nine months ended March 31, 2025. The decrease was due to a $122.7 million increase in revenue as discussed above, a $0.6 million decrease in technical development, offset by a $120.6 million increase in cost of goods sold- pharmacy revenue, $2.0 million increase in cost of commissions and other services revenue, $0.7 million increase in selling, general, and administrative expenses, and a $0.2 million increase in marketing expenses. Cost of goods sold - pharmacy revenue increased primarily as a result of a $126.3 million increase in medication costs, a $4.9 million increase in compensation costs, and a $2.2 million increase in fulfillment costs, partially offset by a $13.4 million decrease from refunds recognized as a reduction of costs of goods sold-pharmacy revenue rather than as pharmacy revenue as discussed above. Costs of commissions and other services revenue increased primarily as a result of $2.3 million in compensation costs. Medication costs increased largely due to a 11% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

Adjusted EBITDA from Life was $17.2 million for the nine months ended March 31, 2026, a $2.5 million decrease compared to Adjusted EBITDA of $19.7 million for the nine months ended March 31, 2025. The decrease was due to a $8.8 million increase in marketing expenses and a $6.8 million increase in cost of commissions and other services revenue, partially offset by a $13.2 million increase in revenue, as discussed above. The increase in marketing expenses was due to a $7.7 million increase in lead costs and a $1.0 million increase in creative marketing costs. The increase in cost of commissions and other services revenue was due to a $6.8 million increase in compensation costs.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Credit Agreement and Indenture to maintain compliance with certain debt covenants, as discussed further in Note 6 to the condensed consolidated financial statements.

Long-term Debt

Significant changes and activity related to our long-term debt during the nine months ended March 31, 2026, are discussed below. Refer to Note 6 to the condensed consolidated financial statements for further discussion on our debt agreements and activity. Based on our financial projections, we believe we will remain in compliance with the debt covenants for the 12 months following the date of issuance of our condensed consolidated financial statements.

Credit Agreement

On January 8, 2026, the Company entered into a new Senior Secured Credit Facility that provided for (i) a senior secured term loan in the aggregate principal amount of $325.0 million and (ii) a senior secured revolving credit facility with an aggregate commitment up to $90.0 million. The proceeds were used to repay the outstanding obligations under the previous credit agreement. Refer to Note 6 to the condensed consolidated financial statements for further discussion.

As of March 31, 2026, the Company had $325.0 million and $0.0 million in outstanding borrowings related to the Term Loan and Revolving Credit Facility, respectively.

Securitization and Indenture

During the nine months ended March 31, 2026, the Company had outstanding borrowings of $68.4 million and repaid $15.0 million of the notes issued in connection with the Indenture. Refer to Note 6 to the condensed consolidated financial statements for further information.

Liquidity

As of March 31, 2026 and June 30, 2025, the Company had total debt obligations of $375.8 million and $385.1 million, respectively. Management expects that our existing cash, cash equivalents, funds available under the Revolving Credit Facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of March 31, 2026 and June 30, 2025, our cash, cash equivalents, and restricted cash totaled $36.3 million and $37.1 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Nine Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$35,204	$25,816
Net cash used in investing activities	(11,583)	(8,203)
Net cash (used in) provided by financing activities	(24,431)	25,919

Operating Activities

Net cash provided by operating activities primarily consists of net income, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense; amortization of debt issuance costs and discount; non-cash lease expenses; change in fair value of warrant liabilities; loss on extinguishment of debt; impairment of equity-method investment and the effect of changes in working capital and other activities.

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

Nine Months Ended March 31, 2026—Net cash provided by operating activities was $35.2 million, consisting of net income of $79.0 million, adjustments for non-cash items of $13.9 million, and cash used in operating assets and liabilities of $29.9 million. Adjustments for non-cash items primarily consisted of $13.0 million of depreciation and amortization, $11.5 million of share-based compensation expense, $3.3 million of amortization of debt issuance costs and debt discount, $3.1 million of non-cash lease expense, $7.3 million in deferred income taxes, $8.7 million in loss on extinguishment of debt, and $61.8 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash expense resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The $29.9 million cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows included a $53.6 million increase in accounts payable and accrued expenses, a $10.3 million increase in other liabilities, and a $1.3 million decrease in other assets. The period-over-period increase in accounts payable and accrued expenses is consistent with seasonal trends, reflecting the ramp-up of agent incentives and marketing outreach required for the OEP cycle. Further, during the period, the Company transitioned to 30-day payment terms with its primary inventory supplier, resulting in higher outstanding balances for inventory purchases. While this change contributed to the current period’s cash inflow, it may not be indicative of future operational cash flow trends as balances are expected to fluctuate in line with inventory needs and cash availability. The increase in other liabilities is primarily related to a $9.9 million increase in accrued compensation and benefits. The decrease in other assets was due to depleting inventory balances. The decrease in inventory was primarily driven by a strategic reduction in stock levels for products impacted by anticipated regulatory pricing shifts to optimize working capital.

These cash inflows were partially offset by cash outflows that included an $82.9 million increase in accounts receivable, an increase of $8.7 million in commissions receivable and a $3.5 million decrease in operating lease liabilities. The increase in accounts receivable is consistent with the Company’s seasonality as the policies sold during the AEP season have January 1st effective dates, allowing the current accounts receivable balances to increase at the start of the Company’s third fiscal quarter. The increase in commissions receivable is primarily driven by the high volume of revenue recognized during the AEP season. Refer to Note 12 to the condensed consolidated financial statements for further detail into the change in commissions receivable during the period. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during the nine months ended March 31, 2026.

Nine Months Ended March 31, 2025—Net cash provided by operating activities was $25.8 million, consisting of net income of $34.7 million, adjustments for non-cash items of $32.7 million, and cash used in operating assets and liabilities of $41.6 million. Adjustments for non-cash items primarily consisted of $15.6 million of depreciation and amortization, $13.5 million of share-based compensation expense, $13.3 million of accrued interest payable in kind on the term loans, $3.9 million of amortization of debt issuance costs and debt discount, $2.8 million of non-cash lease expense, $4.4 million in deferred income taxes, $4.2 million in bad debt expense, and $25.3 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash expense resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The $41.6 million cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and strategic cash management decisions. The cash inflows included a increase of $41.2 million in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was driven by management’s strategic decision to make investments for the OEP season including increased agent headcount and marketing expenditures. This strategic decision is not indicative of future operational cash flow generation and is expected to fluctuate inline with the Company’s cash availability throughout the year.

These inflows were partially offset by cash outflows that included an increase of $39.0 million in accounts receivable an increase of $33.8 million in commissions receivable, a decrease of $6.0 million in other liabilities, a decrease of $3.6 million in operating lease liabilities, and an increase of $0.3 million in other assets. The increase in accounts receivable is consistent with the Company’s seasonality as the majority of policies sold have January 1st effective dates, allowing the current accounts receivable balances to increase at the start of the Company’s third fiscal quarter. The increase in commissions receivable is primarily driven by the high volume of revenue recognized during the AEP season. The decrease in other liabilities is primarily related to a $7.1 million decrease in our contract liability. The decrease in contract liabilities indicates a satisfaction of performance obligations and conversion of the non-cash liability to revenue. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during nine months ended March 31, 2025. Lastly, the increase in other assets was primarily related to the Company’s interest rate swap that expired in November 2025.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Nine Months Ended March 31, 2026—Net cash used in investing activities of $11.6 million was due to $8.5 million in purchases of software and capitalized internal-use software development costs and $3.1 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

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

Nine Months Ended March 31, 2026—Net cash used in financing activities of $24.4 million was primarily due to $314.0 million of principal payments on the previous term loans, $270.0 million of payments on the revolving credit facility, $15.0 million of payments on the notes issued in connection with the Indenture, and $7.7 million of payments for debt issuance costs, partially offset by $315.2 million of net proceeds on the Term Loan and $270.0 million of proceeds from the revolving credit facility.

Nine Months Ended March 31, 2025—Net cash provided by financing activities of $25.9 million was primarily due to $384.6 million of principal payments on the previous term loans, $11.7 million of payments on the notes issued in connection with the Indenture, $166.9 million of payments on the revolving credit facility, offset by $337.9 million of proceeds from the issuance of senior non-convertible preferred stock, $99.1 million of proceeds on the notes issued in connection with the Indenture, and $166.9 million of proceeds from the revolving credit facility.

Contractual Obligations

Other than the discussions in Note 6 and Note 10 to the condensed consolidated financial statements, as of March 31, 2026, there have been no material changes to our contractual obligations as previously described in our Annual Report.

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

There were no material changes to these critical accounting estimates during the nine months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. There have been no material changes in our exposure to credit concentration risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. For the nine months ended March 31, 2026, our top two insurance carrier customers accounted for 35% and 22% of total accounts and commissions receivable.

We are, however, newly providing additional disclosure regarding our exposure to interest rate risk related to our debt obligations in fiscal year 2026. As of March 31, 2026, we had $325.0 million outstanding under our senior secured term loans and revolving credit facilities, which bear interest at variable rates based on SOFR plus an applicable margin. A hypothetical 100 basis point increase in market interest rates would increase annualized interest expense by approximately $3.3 million, assuming March 31, 2026 balances remain outstanding and no hedging instruments are in place.

We also had approximately $68.4 million of asset-backed notes outstanding as of March 31, 2026. These notes bear fixed interest rates and therefore are not subject to market risk from changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of March 31, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

On March 19, 2026, we received a notice (the “Notice”) from the NYSE indicating that the Company is no longer in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. In accordance with Section 802.01C, there is a cure period of six months following receipt of the Notice to regain compliance with the minimum share price requirement. In the event that, upon the expiration of the six–month cure period, both a $1.00 share price and a $1.00 average share price over the preceding 30 trading days are not attained, our common stock will be subject to the NYSE’s suspension and delisting procedures. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, employees, and parties conducting business with us.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Except as set forth below, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the three and nine months ended March 31, 2026.

On March 2, 2026, Sarah Anderson, Executive Vice President of Pharmacy, adopted a Rule 10b5-1 trading arrangement for the sale of up to 30,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is May 31, 2027.

On February 17, 2026, Denise Devine, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is February 12, 2027.

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

SELECTQUOTE, INC.
May 5, 2026	By: /s/ Tim Danker
Name: Tim Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer