Form 10-K
period 2026-06-30
SelectQuote, Inc.
filed 2026-08-25
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of December 31, 2025, the last business day of our most recently completed second fiscal quarter, based on the closing price of $1.41 reported by the New York Stock Exchange on that date, was 198,753,672. Solely for the purposes of this calculation, the Registrant has excluded shares held by the Registrant's directors and executive officers as of December 31, 2025. Such exclusion shall not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

The registrant had outstanding 176,573,132 shares of common stock as of July 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (its “2026 Proxy Statement”), which is expected to be filed within 120 days after the Company’s fiscal year ended June 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

SelectQuote, Inc. (together with its subsidiaries, “SelectQuote”, the “Company”, “we”, “us”) is a leading technology-enabled, direct-to-consumer (“DTC”) distribution and engagement platform for selling insurance policies and healthcare services.

In recent years, we have increasingly focused on expanding our healthcare services platform as a natural extension of our core Senior distribution insurance business. This strategic shift reflects our prioritization of higher-growth opportunities in areas such as pharmacy services. At the same time, we have de-emphasized production within our Auto & Home distribution insurance business, which no longer represents a core area of focus. Our strategy is focused on delivering more comprehensive and personalized healthcare solutions that meet the evolving needs of our senior customers.

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

In fiscal year 2026, the Company began making strategic investments in artificial intelligence (“AI”) capabilities across its operations, including contact center voice technology, AI-assisted software development, and enterprise-wide productivity tools. We view these initial investments as foundational to improving agent productivity and reducing the cost of consumer acquisition and servicing. Our AI-powered contact center technology expanded our licensed agent capacity during fiscal year 2026, enabling our agents to focus on complex sales and service interactions while AI handled defined consumer workflows.

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

As a technology-enabled distributor of scale in our end markets, we believe that we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance distribution landscape. Under the traditional insurance distribution model, consumers are often unaware of their full range of coverage options and are at risk of receiving opaque, “one size fits all” recommendations primarily intended to maximize agent commissions over their needs. In contrast, the insurance distribution landscape today is one in which consumers of insurance demand greater choice, seek more transparency in pricing, and use the internet to self-research their insurance options. Technological innovations, consumer demand for price transparency and comparison shopping, and the development of machine learning for business applications, continue to transform the insurance distribution landscape. As the composition of the U.S. population gradually shifts to the mobile-first generation, consumers are becoming more tech-savvy and increasingly comfortable shopping online. We believe our ability to offer multiple carriers’ policies, proprietary technology platform, vast datasets, and use of AI and machine learning in key aspects of our business positions us well to take advantage of these consumer trends.

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

Healthcare Services, launched in 2021, offers various health-related products and services through SelectRx, Healthcare Select, and SelectPatient Management (“SPM”). SelectRx offers essential prescription medications, over-the-counter (“OTC”) medications, customized medication packaging, and medication therapy management, providing long-term pharmacy care that enables patients to optimize medication adherence to drive positive health outcomes, while enabling patients managing polypharmacy and multiple chronic conditions to remain at home. Through Healthcare Select, we utilize our excellent consumer engagement capabilities to capture valuable self-reported information in real-time for our insurance carrier partners by completing health risk and lifestyle assessments. We then use that data to take a real-time, proactive, and personalized approach to offer various health-related products and services to the consumer, such as our pharmacy services from SelectRx. When prescriptions are initiated through the SelectRx platform, fulfillment is executed directly through our pharmacies. This centralized infrastructure is designed to process complex multi-medication regimens by consolidating them into customized medication packaging. By centralizing these specialized fulfillment workflows and scaling prescription volume, we improve processing efficiencies across the SelectRx platform and maximize the utilization of our existing facility capacity. Additionally in 2024, we launched SPM, after the acquisition of an existing chronic care management platform, which offers providers, payers, and Accountable Care Organizations scalable, technology-enhanced services for patients living with chronic conditions. Through consistent, trust-based patient engagement, SPM helps patients navigate the care continuum, focusing on non-clinical factors allowing physicians to focus on the critical needs of their patients. We believe that offering these services enables healthcare to be more accessible, convenient, and personalized for our members.

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing

(“DVH”) plans, and critical illness products. We represent approximately 20 leading, nationally-recognized insurance carrier partners, including carriers owned by UnitedHealthcare (“UHC”), Humana, Wellcare, and Aetna. MA plans accounted for 89% of our approved Senior policies for the year ended June 30, 2026, with other ancillary policy types accounting for the remainder.

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.7 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 20 years. Term life policies accounted for 41% of new premium within Life for the year ended June 30, 2026, with final expense policies accounting for 59%.

Auto & Home was launched in 2011 as an unbiased comparison shopping platform for insurance products such as homeowners, auto, dwelling fire, and other ancillary insurance products underwritten by approximately 20 leading, nationally recognized insurance carrier partners. Homeowners and auto products accounted for 84% of new premium within the Auto & Home division for the year ended June 30, 2026, with dwelling fire and other products accounting for the remainder.

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

Our Technology

Our business success is built upon a robust, proprietary technology platform that integrates over 40 years of data, advanced algorithms, and AI. Applying information gathered since our founding over 40 years ago, our technology drives robust attribution modeling, allowing us to accurately measure marketing effectiveness, inform bid strategies, and prioritize high-value lead sources. This infrastructure underpins every stage of our business process, from lead generation and scoring, to agent routing, sales, customer engagement, and lifecycle management. It allows us to maximize customer LTV and drive sustainable profitability.

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

Sales Enablement & Conversational AI: Our licensed agents utilize proprietary tools that combine real-time data, product knowledge, and guided decision trees to conduct personalized needs analyses and offer tailored insurance solutions. This coupling of our technology with our skilled agents provides the consumer with greater transparency in pricing terms, unbiased guidance, and choice, resulting in an overall better experience that maximizes sales. In our contact center, we have deployed AI-powered voice technology to supplement our licensed agent capacity. This system handles defined consumer interactions, enabling our licensed agents to focus on the complex sales and service conversations that require personalized guidance and expert knowledge. These technologies not only support regulatory compliance but also free up agent bandwidth to focus on higher-value, complex interactions that improve customer satisfaction and drive incremental sales.

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

•AI-assisted software development to enhance code quality and accelerate release velocity;

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

The relationships with our insurance carrier partners such as UHC, Aetna, Humana and Anthem, have grown through SelectRx and Healthcare Select, as we gather valuable data for them by performing health risk and lifestyle assessments. We have also formed partnerships with several pharmacy benefit managers including OptumRx, Caremark CVS, and Express Scripts, which help support SelectRx, as well as several providers of health-related resources that support improved health outcomes as partners for Healthcare Select. Separately, our pharmacies maintain a centralized pharmaceutical supply arrangement that establishes direct wholesale inventory access. By aligning our purchasing volume under this centralized sourcing relationship, we are able to manage our cost structure and secure the inventory necessary to maintain stable distribution across our platform.

Our Market Opportunity

Healthcare Services Market

We believe the healthcare services market presents a significant opportunity to grow our business by offering additional products and services through our distribution platform. We entered the prescription medication market in 2021 through our acquisition of two boutique pharmaceutical operations, which are organized as wholly-owned corporate subsidiaries operating under the SelectRx brand. In April 2025, we expanded this footprint by opening a new fulfillment facility in Olathe, Kansas (collectively, with the boutique pharmaceutical operations, the “Pharmacies”). To maximize segment operational efficiency, all of the customized medication packaging and medication therapy management prescriptions initiated through our SelectRx platform are routed to and fulfilled directly by the Pharmacies. Centralizing distribution within our own corporate-controlled infrastructure eliminates reliance on variable third-party pharmacy networks, allows us to maintain direct oversight of the underlying cost structure, and provides the scalable capacity necessary to increase prescription volume. We estimate the total addressable pharmaceutical market in the United States to be over $640 billion. The Congressional Budget Office estimates that spending on Part D benefits, a voluntary program that provides prescription drug coverage for people with Medicare, will total $140 billion in 2026, representing 11% of net total Medicare spending. SelectRx reached more than 109,000 active members as of June 30, 2026. Our current production facilities allow us to serve more than 200,000 members with ample room for additional expansion.

The Medicare market also offers the opportunity to grow our business by connecting seniors with additional health related products and services, including value-based care providers, chronic care management and resources for addressing social needs. We estimate the total value-based care market for Medicare Advantage patients to be over $600 billion. Further, with approximately 31% of Medicare beneficiaries living below 200% of the federal poverty level, according to the Kaiser Family Foundation in 2024, many of our consumers need help accessing social resources that impact health outcomes. In recognition of this need, Medicare Advantage plan providers are increasingly focused on benefits aimed at addressing social determinants of health like transportation, nutrition, and social isolation. Additionally, Medicare Advantage plan providers are focused on benefits that improve health outcomes including chronic care management services which are now provided by SPM. Healthcare

Select is well positioned to support these efforts by connecting seniors to a centralized collection of healthcare and other resources offered through our partnerships with service providers throughout the United States.

Senior Market

Demand for senior insurance products in the U.S. is underpinned by powerful demographic trends. The number of people reaching retirement each year took a step-change in 2011 as the first wave of the post-war “Baby Boomer” generation turned 65. The proportion of the population that is age 65 or higher increased from 13% in 2010 to 17% in 2022 and is expected to reach 21% in 2030, according to the United States Census Bureau. Based upon a research study, in 2025, on average, 11,400 “Baby Boomers” were expected to turn 65 every day, or nearly 4.2 million people were to reach the traditional retirement age in a single year. Within the growing Medicare market, Medicare Advantage plans are gaining prominence, as these private market solutions displace the traditional, government Medicare program. According to the Kaiser Family Foundation, in 2025, Medicare Advantage enrollment held 54% market penetration, with nearly 34 million Medicare Advantage enrollees. Between 2024 and 2025, total Medicare Advantage enrollment grew by about 4%. The Congressional Budget Office projects that enrollment is expected to continue to rise from 60 million in 2023 to 74 million in 2034 and that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. We believe our position in the senior market provides a strategic foundation to expand into adjacent healthcare services, such as chronic care management, pharmacy support, and Healthcare Select solutions. These capabilities allow us to deepen our engagement with seniors and create recurring value beyond the initial policy enrollment.

Research from the Center for Disease Control and Prevention shows almost half of seniors need more information and assistance to better manage their healthcare needs. Health literacy is the degree to which individuals have the ability to find, understand, and use information and services to inform health-related decisions and actions for themselves and others. According to the Center for Health Care Strategies, nearly nine out of ten adults in the United States struggle with health literacy, resulting in greater healthcare use and cost, compared to those with proficient health literacy. Not only is the population of people age 65 and higher growing, according to the Pew Research Center, internet usage among this group has risen, with 90% using the internet in 2025 compared to 40% in 2009.

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

Our Competitive Strengths

Leading technology-based sales platform. Our primary focus is to provide best-in-class service to bring policyholders value through greater choice and transparency. Since 1985, we have helped over eight million policyholders save time and money on critical insurance purchases. We have been pioneers of insurance distribution, and, through our technology-driven sales model, we believe we are well positioned to support policyholders and insurance carrier partners as consumers continue shifting toward online channels to make purchasing decisions for their insurance needs. We believe that our data and our technology are key competitive advantages and drivers of our business performance. We continue to upgrade and optimize our technology as new opportunities are identified by our information technology and analytics teams. SelectCare is our core overarching proprietary customer relationship management (“CRM”) and parent system with phone bank, sales enablement/workflow optimization and reporting tools. SelectCare leverages sophisticated AI algorithms to score leads, route them to agents and organize each agent’s work day, with the objective of maximizing return on investment. Operating within SelectCare are the following purpose-built systems:

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

•AI and Machine Learning: We leverage AI and machine learning models to refine our lead scoring, routing, and agent support systems, ensuring compliance and enhancing agent productivity and accuracy in policy recommendations across all insurance lines. Our advanced technology extends to healthcare services, enabling personalized patient engagement, streamlined care coordination, and improved health outcomes through data-driven insights. In fiscal year 2026, we extended these capabilities with the deployment of contact center voice AI technology that integrates conversational AI directly into agents' guided workflows in real time, surfacing relevant product information, compliance prompts, and decision support during live consumer interactions. This hybrid model reduces agent handle time and improves the accuracy of plan recommendations to deliver a consumer experience at scale that traditional agent-only models cannot replicate. Our AI capabilities also extend to healthcare services, enabling personalized patient engagement, streamlined care coordination, and improved health outcomes through data-driven insights.

We currently utilize data science across all of our key business functions and systems, and our sophisticated algorithms benefit from years of data accumulation and analysis, which are continuously enriched with new data and refined by our in-house data science team. Our algorithms are informed by data accumulated through our operating history, including data on over eight million policyholders and decades of lead acquisition and policy performance data. Our focus on data quality ensures our data scientists can draw deep insights as accurately and efficiently as possible. Our complex regression and machine-learning models drive marketing spend and lead purchasing, scoring and routing, sales execution and post-sale customer engagement, all to further our goal of maximizing policyholder lifetime value. As we continue to grow, we will naturally acquire more data that will continue to better inform our decision-making.

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

Ability to attract and retain productive, career-based associate workforce across the organization. We have built processes that allow us to attract, train and retain top talent, and to grow our associate workforce when necessary. Our sophisticated recruitment engine is employed nationally with our remote associate capability and involves personality tests, multiple interviews, and final approval by a senior manager. We deploy specific retention strategies for each division, catering to the business needs and seasonality of that division. This allows us to capitalize on people strategies, reducing turnover, and maintaining tenure during our slower seasons. Our recruiting and development processes lead to strong productivity rates allowing us to offer competitive compensation packages and attractive career paths. Associates have the ability to participate in e-learning modules in our online training hub to continue to develop in their personal goals and overall career. All of this results in a complete cycle, which we believe gives SelectQuote a sustainable competitive advantage in the recruitment of new associates.

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

Deep and broad insurance carrier partnerships. We are a key distribution partner for many of the largest and most respected blue-chip insurance carriers. Our strong and long-standing relationships with many of our insurance carrier partners, some of which have been on our platform since our inception, represent a mutual commitment which we believe is difficult to replicate. While we are focused on providing consumers with greater choice, we also strive to be a meaningful component of our insurance carrier partners’ distribution strategy, and are therefore selective when it comes to which carriers we accept onto our platform. Our national presence, scale, broad consumer reach and our sales capability make us a partner of choice and a critical distribution channel for these carriers. We are a leading DTC insurance distributor for a number of insurance carrier partners, which helps us negotiate for attractive economics from our insurance carrier partners. For the year ended June 30, 2026, we sold over 635,000 policies for our Senior insurance carrier partners and produced more than $200 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2025, we sold over 660,000 policies for our Senior insurance carrier partners and produced more than $200 million in new premium for our Life and Auto & Home insurance carrier partners. For the year ended June 30, 2024, we sold over 685,000 policies for our Senior insurance carrier partners and produced more than $210 million in new premium for our Life and Auto & Home insurance carrier partners. Furthermore, our proprietary technology and tech-enabled agent model is focused on maximizing LTVs, meaning that our insurance carrier partners enjoy higher quality business from each transaction sourced through us. Our insurance carrier partners also rely on our strong internal compliance function, which records all of our calls and audits a subset of them with our Quality Assurance team to ensure that we are complying with CMS rules and regulation, telemarketing regulations, carrier internal requirements, and that the agents are meeting certain quality metrics that we deem important.

Data driven approach to maximization of policyholder lifetime value. We use advanced algorithms informed by over 1 billion consumer data points to enrich our consumer engagement strategy. Our algorithms help agents identify opportunities for cross-sell, such as offering complementary plans at the point of sale. After a sale is made, our algorithms effectively identify customers likely to purchase additional products, thereby improving the likelihood that a policyholder retains his or her policy and generating highly predictable future income. As of June 30, 2026, our dedicated CCA team was comprised of nearly 250 professionals who aim to improve the consumer experience during the post-sale carrier onboarding process, drive improved retention in the out years and improve cross selling opportunities. A number of the CCA team members are former licensed agents already familiar with the business and the consumer journey. This function allows our core agent force to allocate time towards new business generation. The CCA team leverages our systems to identify opportunities for consumers to purchase additional products and for us to implement tailored retention strategies. Part of the team’s function also involves a data-driven targeted outreach program to Medicare Advantage clients ahead of the annual enrollment period (“AEP”) to gauge potential interest in insurance shopping plans during the upcoming season. In order to make sure that we are making decisions with the best data possible, we partner with leading external industry consultants to review and validate our historical retention experience and projected performance. Our consistent track record of delivering strong customer retention rates creates additional value for our insurance carrier partners, solidifying SelectQuote’s position as a key partner with insurance carriers, which produces a positive reinforcement loop across our business. Our database is the result of more than 40 years of dedicated focus and investment, providing us with unparalleled insights that are difficult for competitors to replicate.

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

Strong company culture driven by an experienced leadership team. We maintain a unique sales and consumer service-oriented culture. We are a diverse group of people who are united in our mission to provide solutions that help consumers with their overall health and financial well-being and protect their most valued assets. Through our recruiting processes, we are able to identify people who enjoy being a part of, and are motivated by, a performance-based organization. This allows us to assemble a world-class team of people who envision building their careers at SelectQuote. Our company culture is promoted by a highly experienced leadership team with deep industry experience and a track record of industry innovation. Our leaders participate in activities that drive a positive culture across the organization. We hold leaders accountable to positive culture results by asking all associates to participate in an annual Pulse survey. Leaders use those results to drive improvements and foster a positive culture at SelectQuote.

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

Competition

The market for distribution of insurance products is highly competitive, fragmented, and evolving as consumers increasingly transact online. Products are distributed through a variety of channels that we must compete against, including captive agents employed by carriers, independent agents working individually or in groups small and large, through online platforms that employ agents or outsource sales to independent agents, or other online platforms that distribute directly to the consumer. Our primary competitor in this space is eHealth, Inc. We aim to differentiate our products and services on the basis of our agents’ ability, leveraging our technology platform, to match our consumers with insurance products we expect best match their needs. In the pharmacy market, SelectRx competes with other closed-door and online pharmacies such as Accudose Pharmacy and ExactCare Pharmacy, along with traditional brick and mortar pharmacies such as Walgreens and Caremark CVS that primarily sell directly to customers in person.

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

As of June 30, 2026, we employed a total of 1,098 agents and 2,941 non-agent full-time equivalent employees. During AEP, we typically hire additional full-time employees to capitalize on the peak selling season and hired approximately 814 external employees for the 2025 AEP (fiscal 2026). None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement.

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

Pharmacy and Pharmacy Care Services Regulation. We are also subject to various state and federal laws and regulations governing pharmacies and providers of pharmacy care services, including applicable Medicare provider regulations, state and federal anti-kickback laws, and regulations governing the labeling, packaging, advertising, and adulteration of prescription medications, including the Drug Supply Chain Security Act.. As a dispenser of controlled substances, SelectRx is also subject to certain licensing and registration requirements of both state and federal regulatory authorities, including the U.S. Drug Enforcement Administration (“DEA”) and various state controlled substance authorities. SelectRx is also required to comply with certain laws and regulations of the states in which it provides home delivery services, including the requirements of some states to register with the state board of pharmacy.

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

Seasonality

Due to the seasonal nature of our Senior segment’s operations, a significant amount of our commissions revenue is generated during our second quarter. The seasonality of the Senior segment’s operations is driven mainly by AEP, which takes place each year from mid-October to early December. We address this seasonal demand by employing strategies to retain our tenured, more productive agents during our slower months and recruiting a smaller number of additional sales agents, who are hired in our fourth quarter and trained before they start selling during AEP in the second quarter. For the years ended June 30, 2026, 2025, and 2024, this timeline resulted in 33%, 31%, and 31%, respectively, of our total consolidated revenue being generated during the second quarter. Additionally, for our Healthcare Services segment, we see a significant influx of new patient enrollments during the AEP season, which is driven by the increase in sales from our Senior segment.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•Our reliance on a limited number of insurance carrier partners and pharmacy benefit managers and any potential termination of those relationships or failure to develop new relationships;

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

•Our existing and future indebtedness and our ability to raise additional capital as needed;

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

•Our and third parties’ use of artificial intelligence;

•Failure to market and sell Medicare plans effectively or in compliance with laws;

•Risks related to our being a public company, including our ability to maintain our listing on the New York Stock Exchange; and

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

•If we are unable to regain or maintain compliance with NYSE listing standards, our common stock may be delisted, which may adversely affect the liquidity, trading volume, and market value of our common stock.

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

We currently depend on a small group of insurance carrier partners and their affiliates for a substantial portion of our business. If we become even more dependent on a limited number of insurance carrier partners, our business and financial condition may be adversely affected.

We derive a large portion of our revenues from a limited number of insurance carrier partners and their affiliated pharmacy benefit managers. For example, carriers and other entities owned by UHC, Humana, and Aetna, accounted for 39%, 13%, and 12%, respectively, of our total revenue for the year ended June 30, 2026, carriers and other entities owned by UHC, Aetna, and Humana accounted for 37%, 15%, and 11%, respectively, of our total revenue for the year ended June 30, 2025; and carriers and other entities owned by UHC, Humana and Aetna accounted for 30%, 17%, and 16%, respectively, of our total revenue for the year ended June 30, 2024. Our agreements with our insurance carrier partners to sell policies are typically terminable by our insurance carrier partners without cause upon 30 days’ advance notice. Should we become more dependent on even fewer insurance carrier relationships (whether as a result of the termination of insurance carrier relationships or pharmacy benefit manager relationships, insurance carrier consolidation, or otherwise), we may become more vulnerable to adverse changes in our relationships with insurance carriers and their affiliates, particularly in states where we distribute insurance from a relatively smaller number of insurance carrier partners or where a small number of insurance carriers dominates the market, and our business, operating results, financial condition and prospects could be harmed.

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

A majority of the insurance purchased through our platform and agency services is Senior health insurance, and our financial prospects depend significantly on growing demand in an aging population for the Senior health products we provide. Our overall operating results are substantially dependent upon our success in our Senior segment. For the year ended June 30, 2026, 36% of our total revenue was derived from our Senior segment. For the years ended June 30, 2025 and 2024, 39% and 50%, respectively, of our total revenue was derived from our Senior segment. Our success in the Senior health insurance market will depend upon a number of additional factors, including:

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

In general, approximately 45% of our Medicare Advantage and Medicare Supplement policies are submitted during AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during AEP and OEP. We hire additional agents during these periods to address this expected increase in transaction volume and temporarily reassign agents from our Senior business to our Life and Auto & Home businesses during non-AEP/OEP periods. We must ensure that our agents are trained and have received all licenses, appointments and certifications required by state authorities and our insurance carrier partners before the beginning of AEP and OEP. If the relevant state authorities or our insurance carrier partners experience shutdowns or business disruptions due to public health crises, global economic conditions, or any other reason, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell senior health insurance, interruptions in the operation of our systems, issues with government-run health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our senior health business from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.

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

We are also exposed to risks associated with the potential financial instability of our insurance carrier partners and consumers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges, including inflation, currently or potentially affecting the economy of the U.S. and other parts of the world consumers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our insurance carrier partners. In addition, events in the U.S. or foreign markets and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our insurance carrier partners may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if our insurance carrier partners are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results, financial condition and prospects.

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

During the year ended June 30, 2025, we recorded a $4.2 million noncash impairment charge related to our acquisition in 2020 of InsideResponse, an online lead generation business. If actual results differ from the assumptions and estimates used in our goodwill and intangible asset calculations, we could incur future impairment or amortization charges. Further, we may incur additional goodwill or other impairment charges in the future associated with other acquisitions, and we cannot accurately predict the amount and timing of any impairments of these or other assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations. For information about the impairments we recorded during the years ended June 30, 2026, June 30, 2025 and June 30, 2024, please refer to “Notes to Consolidated Financial Statements” under Item 8 below.

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

Further, we are required under the Senior Secured Credit Facility to maintain compliance with certain debt covenants, as discussed further below in Note 7 to the consolidated financial statements. Based on our financial projections, we believe we will remain in compliance with the debt covenants included in the Senior Secured Credit Facility through the 12 months following the date of issuance of our consolidated financial statements. Our future compliance with these covenants may be dependent on our ability to restructure our existing debt or secure additional financing from other sources. Failure to maintain compliance with these covenants or make payments under the Senior Secured Credit Facility could result in an event of default. If an event of default occurs and the lenders accelerate the amounts due on the Senior Secured Credit Facility, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner, or at all. In such event, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets.

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

It is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime, and these measures may not be successful in preventing, detecting, or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. In addition, the increasing use by such actors of AI and machine learning techniques, such as generative AI-phishing, deepfake impersonations, automated vulnerability discovery, adaptive malware, and large-scale credential-stuffing campaigns, may increase the scale and frequency of cyberattacks and make them more difficult to detect, contain, and mitigate. Controls employed by our information technology department and our insurance carrier partners and third-party service providers, including cloud vendors, could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, operating results, financial condition and prospects.

To the extent we or our systems rely on our insurance carrier partners or third-party service providers, through either a connection to, or an integration with, those third-parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized publication of our information or the confidential information of consumers and employees may increase. Further, third-party service providers’ incorporation of AI-enabled tools into their products and services may increase our cybersecurity exposure and reduce our ability to directly control the confidentiality, integrity, and availability of our systems and data. Third-party risks may include lax security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate.

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

We increasingly incorporate AI technology in our business operations. Our development and implementation of AI systems and applications remains ongoing, and such technologies may be flawed. Leveraging AI capabilities to potentially improve our internal operations also presents further risks, costs, and challenges, including increased cybersecurity risk and risk of regulatory non-adherence, unintended exposure of confidential data, and issues related to the unauthorized or improper use of AI systems by our employees and other personnel. While we have adopted internal policies and procedures governing the use of AI, we may be unsuccessful in identifying or resolving issues before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could damage our reputation, give rise to legal and/or regulatory action, including as a result of new applications of existing data protection, privacy, intellectual property, and other laws, or otherwise materially harm our business.

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

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, impacting the coverage and plan designs that are or will be provided by certain insurance carriers. Health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our DTC platform provides consumers with a venue to shop for insurance policies from a curated panel of the nation’s leading insurance carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implementation of a single-payer system may adversely impact our business.

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

On March 19, 2026, we received a notice (the “Notice”) from the NYSE indicating that the Company is no longer in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period. Section 802.01C provides for a cure period of six months following the receipt of the Notice to regain compliance with the minimum share price requirement, subject to certain exceptions in the event the Company determines that curing the deficiency will require action that must be approved by the Company’s stockholders. On August 10, 2026, we informed the NYSE that we plan to seek stockholder approval at our next annual meeting to authorize our Board of Directors to implement a reverse stock split. Assuming stockholder approval is obtained, the stock price deficiency will be cured if, after effecting the reverse stock split, the closing price per share of our common stock promptly exceeds $1.00 and remains above $1.00 for the following 30 trading days. If we do not obtain stockholder approval or are otherwise unable to regain compliance with the minimum share price requirement, our common stock will be subject to the NYSE’s suspension and delisting procedures. Although we anticipate we will regain compliance with the minimum share price requirement, the price of our common stock is influenced by many factors, many of which are beyond our control, and there can be no assurance that our efforts will be successful or that we will remain in compliance with this or other NYSE continued listing standards in the future. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, employees, and parties conducting business with us.

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

Risk Management and Strategy

The Company’s cybersecurity strategy includes recognition and deployment of the following:

a.A formal approach to enterprise risk management encompassing finance, operational risk management, and Information Technology (“IT”) to manage the business and technology-related challenges and required regulatory compliance obligations,

b.Board approved Information Security policies that are reviewed annually, and

c.An IT infrastructure architecture that has been designed and implemented with security at its core in order to enable key business activities while ensuring the confidentiality, integrity, and availability of our technology infrastructure and critical business and customer data. The Network Security Architecture design focuses on our ability to:
i.Identify and understand organizational risks to critical systems, assets, data & capabilities;
ii.Protect our environment by putting in safeguards;
iii.Detect potential threats by developing and implementing the appropriate activities to identify the occurrence of a cybersecurity event;
iv.Respond to and take the appropriate action regarding a detected cybersecurity incident; and
v.Recover and restore any capabilities or services that were impaired due to a cybersecurity incident

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

Our VP of Technology Operations and Director of IT Security report directly to the Chief Technology and AI Officer on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues at least once annually or more frequently as determined to be necessary or advisable. In addition, we have an escalation process in place to inform senior management and the Board of Directors when it is appropriate under the circumstances.

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

ITEM 2. PROPERTIES

The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of August 25, 2026. All of the properties listed below are leased, and we believe our properties are in good operating condition and are suitable for their primary use. As the majority of our office lease footprint now represents a hybrid in-person and remote work model, we have terminated or sub-leased our excess space, where commercially reasonable and to the extent unnecessary for future expansion.

Location	Approximate Square Footage Leased	Approximate Square Footage Subleased	Approximate Square Footage Occupied	Primary Use
Overland Park, Kansas	204,367	95,874	108,493	Corporate headquarters, marketing and advertising, technical development, general and administrative, operations for all segments.
Centennial, Colorado	45,373	32,309	13,064	Subleased
Monaca, Pennsylvania	22,000	—	22,000	Healthcare Services segment (SelectRx) operations
Indianapolis, Indiana	27,130	—	27,130	Healthcare Services segment (SelectRx) operations
San Diego, California	5,874	—	5,874	Life segment operations
Olathe, Kansas	54,000	—	54,000	Healthcare Services segment (SelectRx) operations

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

As of July 31, 2026, there were approximately 100 common stockholders of record. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the year ended June 30, 2026.

Stock Performance Graph

The graph below compares the cumulative total return to stockholders on our common stock to the cumulative total return on the NYSE Composite Index and the Center for Research in Security Prices US Small Cap Index (the “CRSP US Small Cap Index”) for the period beginning on May 21, 2020 (the date our common stock commenced trading on the NYSE) through June 30, 2026. The graph assumes that $100 was invested in our common stock at the closing sales price of $27.00 per share on May 21, 2020, and in the NYSE Composite Index and the CRSP US Small Cap Index on May 21, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

	5/21/2020	06/20	06/21	06/22	6/23	6/24	6/25	6/26
SelectQuote, Inc.	$100.00	$93.81	$71.33	$9.19	$7.22	$10.22	$8.81	$3.11
NYSE Composite Index	$100.00	$104.78	$145.84	$127.63	$139.86	$158.80	$179.97	$209.96
CRSP US Small Cap Index	$100.00	$106.55	$164.78	$128.92	$145.64	$159.85	$173.52	$221.59

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

In recent years, we have increasingly focused on expanding our healthcare services platform as a natural extension of our core Senior distribution insurance business. This strategic shift reflects our prioritization of higher-growth opportunities in areas such as pharmacy services. At the same time, we have de-emphasized production within our Auto & Home distribution insurance business, which no longer represents a core area of focus. Our strategy is focused on delivering more comprehensive and personalized healthcare solutions that meet the evolving needs of our senior customers.

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

In fiscal year 2026, the Company began making strategic investments in artificial intelligence (“AI”) capabilities across its operations, including contact center voice technology, AI-assisted software development, and enterprise-wide productivity tools. We view these initial investments as foundational to improving agent productivity and reducing the cost of consumer acquisition and servicing. Our AI-powered contact center technology expanded our licensed agent capacity during fiscal year 2026, enabling our agents to focus on complex sales and service interactions while AI handled defined consumer workflows.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA plans accounted for 89%, 89%, and 91% of our approved Senior policies for the years ended June 30, 2026, 2025, and 2024, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.7 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 41%, 40%, and 45% of new premium within the Life segment for the years ended June 30, 2026, 2025, and 2024, respectively, with final expense policies accounting for 59%, 60%, and 55% for the years ended June 30, 2026, 2025, and 2024, respectively.

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

Our Senior and Healthcare Services segments serve consumers predominantly in the over 65 age category. According to the United States Census Bureau, the over 65 age category grew from 13% of the total population in 2010 to 17% of the total population in 2022, and is expected to reach 21% in 2030. Based upon a research study, in 2025, on average, 11,400 “Baby Boomers” were expected to turn 65 every day, or nearly 4.2 million people were to reach the traditional retirement age in a single year. As a result, Medicare Advantage enrollment has more than doubled since 2010 and is projected to grow from 54% of the eligible population in 2025 to 64% by 2034. According to the Congressional Budget Office’s projections, Medicare enrollment is expected to rise from 60 million in 2023 to 74 million in 2034. Of this, Medicare Advantage plans are representing an increasing share of the Medicare market. According to the Kaiser Family Foundation, in 2025, Medicare Advantage enrollment held 54% market penetration, with nearly 34 million Medicare Advantage enrollees. Between 2024 and 2025, total Medicare Advantage enrollment grew by about 4%. The Congressional Budget Office projects that the share of all Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. The degree to which we will realize a corresponding increase in revenue will be determined by our ability to continue to successfully place new Medicare policies for this enlarged potential consumer base.

The U.S. life insurance market is mature and has experienced industry-wide new annualized premium growth of 10% in 2025. Growth in the life insurance sector is driven by a number of macro-economic factors including population growth, general economic growth and individual wealth accumulation.

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
In addition to the factors described above, our pharmacy and healthcare services operations are subject to a distinct set of factors that affect our results. The primary driver of SelectRx revenue is the number of active pharmacy members and the volume of prescriptions fulfilled per member per period. Pharmacy margins are also influenced by the mix of generic versus brand-name medications dispensed, as generic drugs generally carry a different margin profile than branded drugs. In addition, pharmacy reimbursement rates, which are subject to negotiation with pharmacy benefit managers, can affect the profitability of our pharmacy operations. Changes to member cost-sharing obligations, whether driven by federal healthcare regulation or payer benefit design decisions, can also influence member retention and prescription volume. Member retention and medication adherence rates are critical to sustaining recurring prescription revenue and to demonstrating the clinical and financial value of our integrated model to our carrier partners.

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

The following table shows the number of submitted policies for the periods presented:

	2026	2025	2024
Medicare Advantage	622,939	674,851	720,027
All other (1)	90,253	87,413	72,906
Total	713,192	762,264	792,933
(1) Represents the submitted policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

2026 compared to 2025—Total submitted policies for all products decreased 6% for the year ended June 30, 2026, compared to the year ended June 30, 2025. The decrease was primarily due to a 13% decrease in overall close rates, and a 1% decrease in the number of average productive agents.

2025 compared to 2024—Total submitted policies for all products decreased 4% for the year ended June 30, 2025, compared to the year ended June 30, 2024. This was driven by a 26% decrease in the number of average productive agents, offset by an 11% increase in overall close rates and a 24% increase in productivity per agent.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	2026	2025	2024
Medicare Advantage	567,526	592,874	625,245
All other (1)	71,298	70,295	62,419
Total	638,824	663,169	687,664
(1) Represents the approved policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

2026 compared to 2025—Total approved policies for all products decreased by 4% for the year ended June 30, 2026, compared to the year ended June 30, 2025, which correlates to the decrease in submitted policies, partially offset by increased submission-to-approval rates during the current period.

2025 compared to 2024—Total approved policies for all products decreased by 4% for the year ended June 30, 2025, compared to the year ended June 30, 2024, which correlates to the decrease in submitted policies.

Lifetime Value of Commissions per Approved Policy

The lifetime value of commissions (the “LTV”) per approved policy represents commissions estimated to be collected over the estimated life of an approved policy based on multiple factors, including but not limited to, contracted commission rates, carrier mix, and expected policy persistency with applied constraints. The LTV per approved policy is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions. The estimate of the future renewal commissions is determined using contracted renewal commission rates, which does not include marketing development funds or production bonuses, constrained by a persistency-adjusted 10-year renewal period based on our historical experience to estimate renewal revenue only to the extent probable that a significant reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. The LTV per approved policy represents commissions only from policies sold during the period; it does not include any updated estimates of prior period variable consideration based on actual policy renewals in the current period.

The following table shows the LTV per approved policy for the periods presented:

	2026	2025	2024
Medicare Advantage	$873	$884	$910
All other (1)	122	134	146
(1) Represents the weighted average LTV per approved policy.

2026 compared to 2025—The LTV per MA approved policy decreased 1% for the year ended June 30, 2026, compared to the year ended June 30, 2025, primarily due to shifts in carrier mix and changes to plan designs.

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

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	2026	2025	2024
Total SelectRx Members	109,039	108,018	82,385

The total number of SelectRx members increased by 1% as of June 30, 2026, compared to June 30, 2025, and 31% as of June 30, 2025, compared to June 30, 2024, due to a growth in membership during the AEP season.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	2026	2025	2024
Prescriptions Per Day	32,215	27,867	18,935

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

The following table shows term and final expense premiums for the periods presented:

(in thousands):	2026	2025	2024
Term Premiums	$75,230	$71,448	$70,450
Final Expense Premiums	109,927	105,099	86,600
Total	$185,157	$176,547	$157,050

2026 compared to 2025—Total term premiums increased 5% for the year ended June 30, 2026, compared to the year ended June 30, 2025, due to a 3% increase in the number of policies sold and a 2% increase in the average premium per policy sold. Final expense premiums increased 5% for the year ended June 30, 2026, compared to the year ended June 30, 2025, due to a 4% increase in the number of policies sold and a 1% increase in the average premium per policy sold.

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

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

(in thousands)	2026		2025		2024
Revenue
Commissions and other services	$787,645	49%	$797,841	52%	$856,923	65%
Pharmacy	830,854	51%	728,753	48%	464,853	35%
Total revenue	1,618,499	100%	1,526,594	100%	1,321,776	100%
Operating costs and expenses
Cost of commissions and other services revenue	312,153	19%	305,127	20%	318,798	24%
Cost of goods sold—pharmacy revenue	730,748	45%	630,340	41%	405,004	31%
Marketing and advertising	313,687	19%	319,505	21%	358,858	27%
Selling, general, and administrative	149,022	10%	164,442	11%	141,042	11%
Technical development	38,965	2%	38,681	3%	33,524	3%
Total operating costs and expenses	1,544,575	95%	1,458,095	96%	1,257,226	96%
Income from operations	73,924	5%	68,499	4%	64,550	5%
Interest expense, net	(44,527)	(3)%	(79,385)	(4)%	(93,551)	(7)%
Change in fair value of warrants	55,804	4%	59,525	4%	—	—%
Loss on extinguishment of debt	(8,659)	(1)%	—	—%	—	—%
Other expense, net	(255)	—%	(128)	—%	(65)	—%
Income (loss) before income tax expense	76,287	5%	48,511	4%	(29,066)	(2)%
Income tax expense	14,098	1%	931	—%	5,059	—%
Net income (loss)	$62,189	4%	$47,580	4%	$(34,125)	(2)%

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

Revenue is recognized at different milestones for Senior and Life and is based on the contractual enforceable rights, our historical experience, and established customer business practices. Other services revenues from our Healthcare Services segment (excluding SelectRx revenue discussed below) is recognized when the performance obligation has been met, which is at different times for our various services (e.g. the health risk and lifestyle assessments has been performed, a transfer has been made to a health-related partner, or SPM has provided care management services to a member), the transaction price is known based on volume and contractual prices, and we have no further performance obligations. Lead generation revenue is recognized when the generated lead is accepted by our customers, which is the point of sale, and we have no performance obligation after the delivery. Revenues generated from SelectRx are recognized upon shipment. At the time of shipment, we have satisfied our performance obligation and control of the product has been transferred to the customer. There are no future revenue streams, or material variable consideration with respect to the implicit price concession for co-pays, as the transaction price is fixed at time of shipment, and any subsequent new order is its own performance obligation.

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Commissions and other services	$787,645	$797,841	$856,923	(1)%	(7)%
Pharmacy	830,854	728,753	464,853	14%	57%
Total revenue	$1,618,499	$1,526,594	$1,321,776	6%	16%

2026 compared to 2025—Commission and other services revenue decreased $10.2 million, or 1%, for the year ended June 30, 2026, primarily due to a $23.2 million decrease in other Senior services revenue, a $1.2 million decrease in Senior commissions revenue, partially offset by a $13.1 million increase in Life revenue, and a $2.2 million increase in Other revenue. The decrease in other Senior services revenue was primarily due to a lower volume of production bonuses following the AEP cycle. The decrease in Senior commissions revenue was driven by a 4% decrease in approved policies. The increase in Life revenue was primarily driven by a $6.8 million increase in final expense revenue due to a 4% increase in the number of policies sold and a 1% increase in the average premium per policy sold. Pharmacy revenue increased $102.1 million, or 14%, primarily due to a 16% increase in average prescriptions shipped per day, reflecting the full-year contribution of our fulfillment facility in Olathe, Kansas, combined with a 1% increase in total SelectRx members, partially offset by $23.8 million of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. Beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction Act. The Company reports these refunds as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue.

2025 compared to 2024—Commission and other services revenue decreased $59.1 million, or 7%, for the year ended June 30, 2025, primarily due to a $51.5 million, and $18.2 million decrease in Senior commissions revenue, and other services revenue, respectively. The decrease was partially offset by a $15.0 million increase in Life revenue. The decrease in Senior revenue, was driven by a 4% decrease in approved policies. The increase in Life revenue was primarily driven by a $14.0 million increase in final expense revenue. Pharmacy revenue increased $263.9 million, or 57%, primarily due to the 31% increase in members due to the expansion of the SelectRx business.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Cost of commissions and other services revenue	$312,153	$305,127	$318,798	2%	(4)%

2026 compared to 2025—Cost of commissions and other service revenue increased $7.0 million, or 2%, for the year ended June 30, 2026, primarily due to a $6.4 million increase in compensation costs, and a $1.1 million increase in fulfillment costs. These increases were partially offset by a $0.7 million decrease in depreciation and amortization. The $6.4 million increase in compensation costs was primarily driven by increases in sales and customer care agent costs of $5.1 million in Life and $2.4 million in Healthcare Services, partially offset by a $1.1 million decrease in Senior.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Cost of goods sold—pharmacy revenue	$730,748	$630,340	$405,004	16%	56%

2026 compared to 2025—Cost of goods sold-pharmacy revenue increased $100.4 million, or 16%, for the year ended June 30, 2026, primarily due to a $115.9 million increase in medication costs, a $4.3 million increase in compensation costs, a $2.5 million increase in fulfillment costs, and a $0.9 million increase in depreciation and amortization, partially offset by a $23.8 million decrease from refunds recognized as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue discussed above. Medication costs increased largely due to a 16% increase in average prescriptions shipped per day, reflecting the full-year contribution of our fulfillment facility in Olathe, Kansas, combined with 1% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

2025 compared to 2024—Cost of goods sold-pharmacy revenue increased $225.3 million, or 56%, in 2025 compared to 2024, primarily due to a $200.9 million increase in medication costs as the number of SelectRx members increased 31% over the prior year as well as a $15.4 million increase in compensation costs due to an increase in the number of employees directly associated with fulfilling pharmacy orders.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Marketing and advertising	$313,687	$319,505	$358,858	(2)%	(11)%

2026 compared to 2025—Marketing and advertising expenses decreased $5.8 million, or 2%, for the year ended June 30, 2026, primarily due to an $8.1 million decrease in lead costs, partially offset by a $2.6 million increase in creative marketing costs. The decrease in lead costs was attributable to a greater utilization of leads sourced through our own direct marketing channels for the Senior division, which ultimately reduced the cost per queued call. The increase in creative marketing costs was primarily driven by the production of new television advertising for our Life division.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Selling, general, and administrative	$149,022	$164,442	$141,042	(9)%	17%

2026 compared to 2025—Selling, general, and administrative expenses decreased $15.4 million, or 9%, for the year ended June 30, 2026, primarily due to a $13.0 million decrease in corporate development costs, and a $3.2 million decrease in impairment of long-lived assets and equity investments. The decrease in corporate development costs is a result of additional expenses incurred in the prior period related to the securitization and

Senior Non-Convertible Preferred Stock transactions. Impairment of long-lived assets and equity investments is further discussed in Notes 6 and 16 of the consolidated financial statements.

2025 compared to 2024—Selling, general, and administrative expenses increased $23.4 million, or 17%, in 2025 compared to 2024, primarily due to a $18.2 million increase in compensation costs, a $4.2 million increase in impairment of long-lived assets, and a $3.0 million increase in corporate development costs. The increase in compensation costs was primarily related the growth of SelectRx. The increase in impairment of long-lived assets was due to the write-off of the InsideResponse customer relationship intangible asset. The increase in corporate development costs is a result of expenses incurred related to the securitization and Senior Non-Convertible Preferred Stock transactions.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Technical development	$38,965	$38,681	$33,524	1%	15%

2026 compared to 2025—Technical development expenses increased $0.3 million, or 1%, for the year ended June 30, 2026, primarily due to a $1.4 million increase in compensation costs due to an increase in headcount for technology personnel. The increase in compensation costs was partially offset by a $0.8 million decrease in information technology related expenses, and a $0.2 million decrease in depreciation and amortization. The decrease in information technology related expenses was primarily driven by a decrease in data center costs due to a reduction in cloud infrastructure capacity to align with current demand.

2025 compared to 2024—Technical development expenses increased $5.2 million, or 15%, in 2025 compared to 2024, primarily due to a $5.1 million increase in compensation costs due to an increase in headcount for technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Interest expense, net	$44,527	$79,385	$93,551	(44)%	(15)%

2026 compared to 2025—Interest expense, net decreased $34.9 million, or 44%, for the year ended June 30, 2026. The decrease was primarily due to a lower weighted-average principal balance outstanding during the year ended June 30, 2026 following the $260.0 million principal repayment of the Previous Term Loans balance using the proceeds from the Senior Non-Convertible Preferred Stock issuance in February 2025.

2025 compared to 2024—Interest expense decreased $14.2 million, or 15%, in 2025 compared to 2024, as a result of the Company’s lower cost of capital after completing the securitization transaction and utilizing the proceeds from the Senior Non-Convertible Preferred Stock transaction to repay $260.0 million of the Company’s outstanding Term Loan balance.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

				Percent Change	Percent Change
(dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Income tax expense	$14,098	$931	$5,059	1,414%	(82)%
Effective tax rate	18.5%	1.9%	(17.4)%

2026 compared to 2025—Income tax expense increased $13.2 million, or 1414%, in 2026 compared to 2025. For the year ended June 30, 2026, the Company recognized an income tax expense of $14.1 million, representing an effective tax rate of 18.5%. The differences from the federal statutory tax rate to the effective tax rate for the year ended June 30, 2026, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation and general business credits. For the year ended June 30, 2025, the Company recognized an income tax expense of $0.9 million, representing an effective tax rate of 1.9%. The differences from the federal statutory tax rate to the effective tax rate for the year ended June 30, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation and general business credits.

2025 compared to 2024—Income tax expense decreased $4.1 million, or 82%, in 2025 compared to 2024. For the year ended June 30, 2025, the Company recognized an income tax expense of $0.9 million, representing an effective tax rate of 1.9%. The differences from the federal statutory tax rate to the effective tax rate for the year ended June 30, 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, excess officer and stock-based compensation and general business credits. For the year ended June 30, 2024, we recognized an income tax expense of $5.1 million, representing an effective tax rate of 17.4%. The differences from our federal statutory tax rate to the effective tax rate were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration.

Non-GAAP Financial Measures

This Annual Report on Form 10-K includes certain non-GAAP financial measures intended to supplement, not substitute for, comparable GAAP measures. To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our GAAP financial results, we have presented herein Adjusted EBITDA, which, when presented on a consolidated basis, is a non-GAAP financial measure. This non-GAAP financial measure is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to any similarly titled measure presented by other companies.

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

The following table sets forth a reconciliation of the differences between net income (loss) and Adjusted EBITDA for the periods presented.

	Year Ended June 30,
(in thousands)	2026	2025	2024
Net income (loss)	$62,189	$47,580	$(34,125)
Share-based compensation expense	14,862	18,357	13,816
Transaction costs(1)	2,112	14,617	13,158
Depreciation and amortization	17,489	20,460	24,998
Loss on disposal of property, equipment, and software, net	—	240	536
Impairment of equity-method investment(2)	1,000	—	—
Impairment of long-lived asset	—	4,209	—
Loss on extinguishment of debt	8,659	—	—
Change in fair value of warrants	(55,804)	(59,525)	—
Interest expense, net	44,527	79,385	93,551
Income tax expense	14,098	931	5,059
Adjusted EBITDA	$109,132	$126,254	$116,993
(1) For the year ended June 30, 2026, 2025, and 2024 these expenses primarily consist of financing transaction costs ($0.8 million, $13.8 million, and $9.1 million) and non-restructuring severance expenses ($1.3 million, $0.8 million, and $2.4 million).
(2) During the year ended June 30, 2026, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Segment Information

As of July 1, 2024, the Company realigned its reportable segments. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280, Segment Reporting (“ASC 280”). As a result, the Auto & Home business is included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as those described in Note 1 of the consolidated financial statements.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Year Ended June 30, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$568,234	$844,103	$185,935	$1,598,272
Intersegment revenue	7,713	832	104	8,649
Total revenue from reportable segments	$575,947	$844,935	$186,039	$1,606,921
All other revenue (1)				20,227
Eliminations of intersegment revenues				(8,649)
Total consolidated revenue				$1,618,499
(1) Represents revenue from SelectQuote Auto & Home (“SQAH”), a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$575,947	$844,935	$186,039	$1,606,921
Less:
Cost of commissions and other services revenue	(202,587)	(27,306)	(70,250)
Cost of goods sold - pharmacy revenue	—	(724,907)	—
Marketing expense (1)	(222,977)	(7,820)	(87,773)
Technical development (2)	—	(1,356)	—
Selling, general, and administrative (3)	(2,357)	(58,063)	(1,004)
Adjusted Segment EBITDA	$148,026	$25,483	$27,012	$200,521
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				13,336
Corporate (5)				(104,725)
Share-based compensation expense				(14,862)
Transaction costs (6)				(2,112)
Depreciation and amortization				(17,489)
Impairment of equity-method investment (7)				(1,000)
Loss on extinguishment of debt				(8,659)
Change in fair value of warrants				55,804
Interest expense, net				(44,527)
Income before income tax expense				$76,287

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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($69.3 million), professional services ($19.1 million), and facilities ($5.2 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($1.3 million) and financing transaction costs ($0.8 million).
(7) During the year ended June 30, 2026, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

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

Year Ended June 30, 2024:

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
(6) These expenses primarily consist of financing transaction costs ($9.1 million) and non-restructuring severance expenses ($2.4 million).

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

(dollars in thousands)	2026	$	%	2025	$	%	2024
Senior:
Medicare advantage commissions	$510,810	$(7,221)	(1)%	$518,031	$(51,617)	(9)%	$569,648
Other Senior commissions	17,390	5,993	53%	11,397	160	1%	11,237
Other services	47,747	(23,218)	(33)%	70,965	(3,999)	(5)%	74,964
Total Senior revenue	575,947	(24,446)	(4)%	600,393	(55,456)	(8)%	655,849
Healthcare Services:
Pharmacy	830,854	102,101	14%	728,753	263,900	57%	464,853
Other services	14,081	129	1%	13,952	297	2%	13,655
Total Healthcare Services revenue	844,935	102,230	14%	742,705	264,197	55%	478,508
Life:
Term commissions	80,045	5,360	7%	74,685	705	1%	73,980
Final expense commissions	85,019	6,844	9%	78,175	14,037	22%	64,138
Other services	20,975	857	4%	20,118	306	2%	19,812
Total Life revenue	186,039	13,061	8%	172,978	15,048	10%	157,930
All other:
Commissions	18,540	1,232	7%	17,308	(17,936)	(51)%	35,244
Other services	1,687	969	135%	718	(266)	(27)%	984
Total All other revenue	20,227	2,201	12%	18,026	(18,202)	(50)%	36,228
Eliminations:
Commissions	(3,603)	(264)	8%	(3,339)	(772)	30%	(2,567)
Other services	(5,046)	(877)	21%	(4,169)	3	—%	(4,172)
Total Elimination revenue	(8,649)	(1,141)	15%	(7,508)	(769)	11%	(6,739)
Total Commissions and other services revenue	787,645	(10,196)	(1)%	797,841	(59,082)	(7)%	856,923
Total Pharmacy revenue	830,854	102,101	14%	728,753	263,900	57%	464,853
Total Revenue	$1,618,499	$91,905	6%	$1,526,594	$204,818	16%	$1,321,776

Revenue by Segment

2026 compared to 2025—Revenue from Senior was $575.9 million for the year ended June 30, 2026, a $24.4 million, or 4%, decrease compared to revenue of $600.4 million for the year ended June 30, 2025. The decrease was due to a $23.2 million decrease in other Senior services revenue, and a $1.2 million decrease in commissions revenue. The decrease in other Senior services revenue was primarily due to a lower volume of production bonuses and a decrease in marketing development funds for the AEP cycle. The decrease in Senior commissions revenue was driven by a 4% decrease in approved policies.

Revenue from Healthcare Services was $844.9 million for the year ended June 30, 2026, a $102.2 million, or 14%, increase compared to revenue of $742.7 million for the year ended June 30, 2025, primarily due to a $102.1 million increase in SelectRx pharmacy revenue primarily driven by a 16% increase in average prescriptions shipped per day, reflecting the full-year contribution of our fulfillment facility in Olathe, Kansas, combined with a 1%

increase in total SelectRx members, partially offset by $23.8 million of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. Beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction Act. The Company reports these refunds as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue.

Revenue from Life was $186.0 million for the year ended June 30, 2026, a $13.1 million, or 8%, increase compared to revenue of $173.0 million for the year ended June 30, 2025, due to a $6.8 million increase in final expense revenue, and a $5.4 million increase in term revenue. Final expense revenue increased due to a 4% increase in the number of policies sold and a 1% increase in the average premium per policy sold. Term revenue increased due to a 3% increase in the number of policies sold and a 2% increase in the average premium per policy sold.

2025 compared to 2024—Revenue from Senior was $600.4 million for the year ended June 30, 2025, a $55.5 million, or 8%, decrease compared to revenue of $655.8 million for the year ended June 30, 2024. The decrease was due to a $51.5 million decrease in commissions revenue, driven by a 4% decrease in approved policies, and a $4.0 million decrease in other revenue.

Revenue from Healthcare Services was $742.7 million for the year ended June 30, 2025, a $264.2 million, or 55%, increase compared to revenue of $478.5 million for the year ended June 30, 2024, primarily due to a $263.9 million increase in SelectRx pharmacy revenue driven by a 31% increase in members from the growth of the SelectRx business.

Revenue from Life was $173.0 million for the year ended June 30, 2025, a $15.0 million, or 10%, increase compared to revenue of $157.9 million for the year ended June 30, 2024, primarily due to a $14.0 million increase in final expense revenue driven by an increase in the number of policies sold.

Adjusted EBITDA by Segment

2026 compared to 2025—Adjusted EBITDA from Senior was $148.0 million for the year ended June 30, 2026, a $13.6 million decrease compared to Adjusted EBITDA of $161.7 million for the year ended June 30, 2025. The decrease was primarily due to a $24.4 million decrease in revenue as discussed above, partially offset by an $11.4 million decrease in marketing expenses. The decrease in marketing expenses was due to an $11.7 million decrease in lead costs attributable to an increase in the consumption of internal leads, which ultimately reduced the cost per queued call.

Adjusted EBITDA from Healthcare Services was $25.5 million for the year ended June 30, 2026, a $0.1 million increase compared to Adjusted EBITDA of $25.4 million for the year ended June 30, 2025. The increase was primarily due to a $102.2 million increase in revenue as discussed above, a $0.8 million decrease in technical development costs, and a $0.2 million decrease in marketing expenses, partially offset by a $99.5 million increase in cost of goods sold - pharmacy revenue, a $2.1 million increase in cost of commissions and other services revenue, and a $1.5 million increase in selling, general, and administrative expenses. Cost of goods sold - pharmacy revenue increased primarily as a result of a $115.9 million increase in medication costs combined with a $4.3 million increase in compensation costs, and a $2.5 million increase in fulfillment costs, partially offset by a $23.8 million decrease from refunds recognized as a reduction of costs of goods sold-pharmacy revenue rather than as pharmacy revenue as discussed above. Cost of commissions and other services revenue increased due to a $2.4 million increase in compensation costs. Selling, general, and administrative expenses increased due to a $3.2 million increase in compensation costs, a $2.4 million increase in other operating expenses, offset by a $4.2 million decrease in bad debt expense. Medication costs increased largely due to a 16% increase in average prescriptions shipped per day, reflecting the full-year contribution of our fulfillment facility in Olathe, Kansas, combined with 1% increase in the number of SelectRx members over the prior year. The increase in compensation costs reflects higher staffing levels required to support growth in pharmacy order volume and member fulfillment activity.

Adjusted EBITDA from Life was $27.0 million for the year ended June 30, 2026, a $0.3 million increase compared to Adjusted EBITDA of $26.7 million for the year ended June 30, 2025. The increase was primarily due to a $13.1 million increase in revenue as discussed above, partially offset by a $7.5 million increase in marketing expenses and a $5.2 million increase in cost of commissions and other services revenue. The increase in marketing expenses was due to a $5.4 million increase in lead costs and a $1.9 million increase in creative marketing costs driven by the production of new television advertising for our Life division. The increase in cost of commissions and other services revenue was due to a $5.4 million increase in compensation costs.

2025 compared to 2024—Adjusted EBITDA from Senior was $161.7 million for the year ended June 30, 2025, a $5.1 million decrease compared to Adjusted EBITDA of $166.7 million for the year ended June 30, 2024. The decrease was primarily due to a $55.5 million decrease in revenue as discussed above, partially offset by a $35.5 million decrease in marketing expenses, and a $14.4 million decrease in cost of commissions and other services revenue. The decrease in cost of commissions and other services revenue was primarily due to a $10.0 million decrease in compensation costs. The decrease in marketing expenses was primarily due to a $30.6 million decrease in lead costs.

Adjusted EBITDA from Healthcare Services was $25.4 million for the year ended June 30, 2025, a $17.6 million increase compared to Adjusted EBITDA of $7.8 million for the year ended June 30, 2024. The increase was due to a $264.2 million increase in revenue as discussed above, partially offset by a $224.6 million increase in cost of goods sold - pharmacy revenue, and an $11.3 million increase in selling, general and administrative expenses. Cost of goods sold - pharmacy revenue increased primarily as a result of a $200.9 million increase in medication costs and a $22.7 million increase in compensation costs. Selling, general and administrative expenses increased primarily due to a $13.3 million increase in compensation costs, offset by a decrease of $6.1 million in other operating expenses.

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

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Credit Agreement and Indenture to maintain compliance with certain debt covenants, as discussed further in Note 7 to the consolidated financial statements.

Long-term Debt

Significant changes and activity related to our long-term debt during the year ended June 30, 2026, are discussed below. Refer to Note 7 to the consolidated financial statements for further discussion on our debt agreements and activity. Based on our financial projections, we believe we will remain in compliance with the debt covenants for the 12 months following the date of issuance of our consolidated financial statements.

Credit Agreement

On January 8, 2026, the Company entered into a new Senior Secured Credit Facility that provided for (i) a senior secured term loan in the aggregate principal amount of $325.0 million and (ii) a senior secured revolving credit facility with an aggregate commitment up to $90.0 million. The proceeds were used to repay the outstanding obligations under the previous credit agreement. Refer to Note 7 to the consolidated financial statements for further discussion.

As of June 30, 2026, the Company had $323.0 million and $0.0 million in outstanding borrowings related to the term loan and revolving credit facility, respectively.

Securitization and Indenture

As of June 30, 2026, the Company had outstanding borrowings of $63.9 million. During the year ended June 30, 2026, the Company repaid $19.5 million of the outstanding borrowings related to the notes issued in connection with the Indenture. Refer to Note 7 to the consolidated financial statements for further information.

Liquidity

As of June 30, 2026 and June 30, 2025, the Company had total debt obligations of $370.2 million and $385.1 million, respectively. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of June 30, 2026 and June 30, 2025, our cash, cash equivalents, and restricted cash totaled $21.7 million and $37.1 million, respectively. Additionally, the following table presents a summary of our cash flows for the years ended:

(in thousands)	2026	2025	2024
Net cash provided by (used in) operating activities	$31,885	$(11,666)	$15,236
Net cash used in investing activities	(16,146)	(11,314)	(14,846)
Net cash (used in) provided by financing activities	(31,128)	17,356	(40,856)

Operating Activities

Net cash provided by operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; deferred income taxes; share-based compensation expense; amortization of debt issuance costs and discount; non-cash lease expenses; change in fair value of warrant liabilities; loss on extinguishment of debt; accrued interest payable in kind; impairment of long-lived assets; impairment of equity-method investment; bad debt expense; and the effect of changes in working capital and other activities.

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

Year Ended June 30, 2026—Net cash provided by operating activities was $31.9 million, consisting of net income of $62.2 million, adjustments for non-cash items of $6.2 million, and cash used in operating assets and liabilities of $36.5 million. Adjustments for non-cash items primarily consisted of $17.5 million of depreciation and amortization, $14.9 million of share-based compensation expense, $4.3 million of amortization of debt issuance costs and debt discount, $4.1 million of non-cash lease expense, $11.6 million in deferred income taxes, $8.7 million in loss on extinguishment of debt, $1.0 million of impairment of equity investment, and $55.8 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash gain resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The $36.5 million cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows included a $21.9 million increase in accounts payable and accrued expenses, a $4.7 million increase in other liabilities. The period-over-period increase in accounts payable and accrued expenses is consistent with seasonal trends, operational growth, and the timing of vendor disbursements near fiscal year-end. Further, during the period, we transitioned to 30-day payment terms with our primary inventory supplier, resulting in higher outstanding balances for inventory purchases. While this change resulted in a one-time cash inflow benefit in the current period, this benefit is not expected to recur in future periods as payment terms are now established at 30 days. The increase in other liabilities is primarily related to a $3.5 million increase in accrued compensation and benefits.

These cash inflows were partially offset by cash outflows that included a $40.6 million increase in commissions receivable, a $15.4 million increase in accounts receivable, a $2.5 million increase in other assets, and a $4.6 million decrease in operating lease liabilities. Refer to Note 2 of the consolidated financial statements for further detail into the change in commissions receivable during the period. The increase in accounts receivable is consistent with the Company’s seasonality as the policies sold during the AEP season have January 1st effective dates, allowing the current accounts receivable balances to increase at the start of the Company’s third fiscal quarter. The increase in other assets is primarily driven by the timing of prepaid expense payments, which can vary period to period. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during the year ended June 30, 2026.

Year Ended June 30, 2025—Net cash used in operating activities was $11.7 million, consisting of net income of $47.6 million, adjustments for non-cash items of $13.1 million, and cash used in operating assets and liabilities of $72.3 million. Adjustments for non-cash items primarily consisted of $20.5 million of depreciation and amortization, $18.4 million of share-based compensation expense, $14.0 million of accrued interest payable in kind on the term loans, $5.2 million of amortization of debt issuance costs and debt discount, $4.2 million of impairment of long-lived assets, $3.9 million of non-cash lease expense, $1.8 million in deferred income taxes, $4.2 million in bad debt expense, and $59.5 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash gain resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows consisted of an increase of $19.2 million in accounts payable and accrued expenses, primarily related to increased inventory spend inline with SelectRx membership growth.

These cash inflows were partially offset by cash outflows that included a $69.5 million increase in commissions receivable, a $5.6 million increase in accounts receivable, an increase of $6.3 million in other assets, a $5.5 million decrease in other liabilities, and a decrease of $4.7 million in operating lease liabilities. Refer to Note 2 of the consolidated financial statements for further detail into the change in commissions receivable during the period. The increase in accounts receivable is consistent with the Company’s seasonality as the policies sold during the AEP season have January 1st effective dates, allowing the current accounts receivable balances to increase at the start of the Company’s third fiscal quarter. The increase in other assets was primarily related to hedge activities. The decrease in other liabilities was primarily related to a $7.4 million decrease in our contract liability. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations.

Year Ended June 30, 2024—Net cash provided by operating activities was $15.2 million, consisting of net loss of $34.1 million, adjustments for non-cash items of $68.9 million, and cash used in operating assets and liabilities of $19.5 million. Adjustments for non-cash items primarily consisted of $25.0 million of depreciation and amortization, $13.8 million of share-based compensation expense, $19.6 million of accrued interest payable in kind on the term loans, $6.1 million of amortization of debt issuance costs and debt discount, $2.3 million of non-cash lease expense, and $1.2 million in deferred income taxes. The cash decrease resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows consisted of an increase of $15.6 million in other liabilities, an increase of $7.3 million in accounts payable and accrued expenses, and a decrease of $5.2 million in accounts receivable. The increase in other liabilities was primarily related to a $6.4 million increase in our contract liability, and a $7.4 million increase in accrued compensation and benefits, related to increased headcount. The increase in accounts payable and accrued expenses is related to an increase in revenue. The decrease in accounts receivable is driven by the timing of collections.

These cash inflows were partially offset by cash outflows that included an increase of $40.8 million in commissions receivable, a decrease of $4.9 million of operating lease liabilities and an increase of $2.0 million in other assets. The increase in commissions receivable was due to a 6% increase in approved policies for the year. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations. The change in other assets period over period fluctuates with timing in prepaid expenses and operational assets.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Year Ended June 30, 2026—Net cash used in investing activities of $16.1 million was due to $11.9 million in purchases of software and capitalized internal-use software development costs and $4.2 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

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

Year Ended June 30, 2026—Net cash used in financing activities of $31.1 million was primarily due to $316.0 million of principal payments on the term loans, $358.0 million of payments on the revolving credit facility, $19.5 million of payments on the notes issued in connection with the Indenture, $7.7 million of payments for debt issuance costs and $2.5 million of payments on tax withholdings related to net share settlement of equity awards, partially offset by $315.2 million of net proceeds on the Term Loan and $358.0 million of proceeds from the revolving credit facility.

Year Ended June 30, 2025—Net cash provided by financing activities of $17.4 million was primarily due to $337.9 million of proceeds from the issuance of senior non-convertible preferred stock, $166.9 million of proceeds from the revolving credit facility, and $99.1 million of proceeds on the notes issued in connection with the Indenture, partially offset by $388.2 million of principal payments on the term loans, $166.9 million of payments on the revolving credit facility, $16.6 million of payments on the notes issued in connection with the Indenture, $7.1 million of payments on senior non-convertible preferred stock issuance costs, $5.0 million of payments on tax withholdings related to net share settlement of equity awards, and $2.5 million of payments on debt issuance costs.

Year Ended June 30, 2024—Net cash used in financing activities of $40.9 million was primarily due to $38.9 million of principal payments on the term loans.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding operating leases for office facilities; our Senior Secured Credit Facility, which includes the Term Loan and Revolving Credit Facility (as defined in Note 7 to the consolidated financial statements); and our senior secured Class A and Class B Notes (as defined in Note 7 to the consolidated financial statements). In addition, we have outstanding obligations related to the Senior Non-Convertible Preferred Stock, including the payment of the liquidation preference and certain dividends in accordance with the Non-Convertible Preferred Stock Purchase Agreements (as further detailed in Note 8 to the consolidated financial statements). Further, we have outstanding service and licensing agreements with various vendors for connectability, maintenance, and other services. We believe that we will be able to fund these obligations through our existing cash, cash equivalents and restricted cash, and cash generated from operations.

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

Commission Revenue Recognition and Commissions Receivable

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. Persistency is the estimate of policies expected to renew each year and renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated duration of expected renewals used in the calculation of LTV is ten years, prior to the application of persistency estimates. For all policies sold, the Company applies a 15% MA product specific constraint. The assumptions used in the Company’s calculation of renewal commission revenue are based on a combination of the Company’s historical experience for renewals, lapses, and payment data; available insurance carrier data; other industry or consumer behavior patterns; and expectations for future retention rates. The estimate of variable consideration is recognized only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with future commissions receivables is subsequently resolved when the policy renews or lapses. The Company reviews and monitors the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTVs as well as monitoring the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions regarding expected future cash flows when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not renewed yet and are therefore subject to the same assumptions, judgments, and estimates used when recognizing revenue as noted above. The current portion of commissions receivable are future renewal commissions expected to be renewed and collected in cash within one year, while the non-current portion of commissions receivable are expected to be collected beyond one year. Contract assets are reclassified as accounts receivable, net when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy, typically on an annual basis.

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”), in accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements. ASC 740 requires a “more-likely-than-not” (“MLTN”) threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We account for income taxes using an asset and liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company recognizes a significant deferred tax liability due to the timing of recognizing revenue when a policy is sold, while revenue for tax purposes is not recognized until future renewal commission payments are received. This deferred tax liability is an objective source of future income that can be used to support the realizability of the Company’s deferred tax assets. The Company has established a valuation allowance on certain deferred tax assets associated with federal and state specific net operating losses (“NOL”) and credits that are not more likely than not to be realized. The Company believes all other deferred tax assets outside of the certain deferred tax asset related to federal and state credits where a valuation allowance has been established are more likely than not to be recognized.

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

For the year ended June 30, 2025, the Company recorded an impairment charge of $4.2 million in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) related to write-offs of previously acquired definite-lived intangible assets from which the Company does not expect to receive future economic benefit. There were no long-lived asset impairment charges recorded for the years ended June 30, 2026, and June 30, 2024. Refer to Note 6 to the consolidated financial statements for additional details.

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

There were no goodwill impairment charges recorded for the years ended June 30, 2026, June 30, 2025, and June 30, 2024, as the fair value of the reporting unit significantly exceeded the carrying value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our business, financial condition, and results of operations are not materially affected by foreign currency exchange rates, inflationary pressures, and commodity price fluctuations. Our financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for our receivables, but believe the potential for collection issues with any of our customers was minimal as of June 30, 2026, 2025, and 2024, based on the lack of collection issues in the past and the high financial standards we require of our customers. As of June 30, 2026, two insurance carrier customers accounted for 34% and 21% of total accounts and commissions receivable. As of June 30, 2025, two insurance carrier customers accounted for 34% and 21% of total accounts and commissions receivable. As of June 30, 2024, two insurance carrier customers accounted for 32% and 23% of total accounts and commissions receivable.

Interest Rate Risk

As of June 30, 2026, we had cash, cash equivalents and restricted cash of $21.7 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk. As of June 30, 2025, we had cash, cash equivalents and restricted cash of $36.7 million deposited in non-interest bearing accounts, all at major banks with limited to no interest rate risk, and cash of $0.3 million deposited in a money market account with one of those banks. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes. Our risk management strategy has included, and may continue to include entering into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions.

As of June 30, 2026, and 2025, we had $323.0 million, and $314.0 million outstanding under our senior secured term loan and revolving credit facilities, which bear interest at variable rates based on SOFR plus an applicable margin. A hypothetical 100 basis point increase in market interest rates would increase annualized interest expense by approximately $3.2 million, and $3.1 million assuming June 30, 2026, and 2025, balances remain outstanding and no hedging instruments are in place.

We also had approximately $63.9 million, and $83.4 million of asset-backed notes outstanding as of June 30, 2026, and 2025. These notes bear fixed interest rates and therefore are not subject to market risk from changes in interest rates.

Seasonality

See “Risk Factors—Risks Related to Our Business and Industry—Our existing and any future indebtedness could adversely affect our ability to operate our business” for additional information.

ITEM 8. FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commission Revenue – Medicare Advantage Renewal Commissions – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company earns commission revenue from the sale of insurance policies to consumers on behalf of its customers, the insurance carriers. The transaction price is determined when the performance obligation is satisfied upon the initial sale of the insurance policy by estimating the lifetime value (“LTV”). The LTV is an estimate of the commissions to be collected over the life of an approved policy, consisting of the commission due in the year the policy is first effective and an estimate of commissions due upon each subsequent policy renewal (“renewal commissions”), and does not include consideration related to production bonuses or marketing development funds. The Company recognizes commission revenue from Medicare Advantage (“MA”) products as included in the Senior segment. MA renewal commissions are considered variable consideration and require significant judgment based on management assumptions for persistency, renewal year provision, and constraint. The Company reviews and monitors the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTV’s as well as monitors the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions regarding expected future cash flows when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

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
•We involved actuarial specialists to assist in our evaluation of the appropriateness of the methodology and assumptions used to develop estimates of future cash collections.
•We tested the completeness and accuracy of data utilized to develop estimates of future cash collections.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
August 25, 2026

We have served as the Company's auditor since 2018.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$20,718	$35,733
Accounts receivable, net of allowances of $7.1 million and $11.8 million, respectively	166,825	151,388
Commissions receivable-current	138,728	132,077
Other current assets	24,676	21,844
Total current assets	350,947	341,042
COMMISSIONS RECEIVABLE—Net	852,675	818,751
PROPERTY AND EQUIPMENT—Net	12,050	14,577
SOFTWARE—Net	18,072	15,060
OPERATING LEASE RIGHT-OF-USE ASSETS	20,511	24,635
INTANGIBLE ASSETS—Net	839	1,973
GOODWILL	29,438	29,438
OTHER ASSETS	2,296	3,880
TOTAL ASSETS	$1,286,828	$1,249,356
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,033	$59,205
Accrued expenses	21,049	13,856
Accrued compensation and benefits	62,265	58,788
Operating lease liabilities—current	4,448	4,820
Current portion of long-term debt	22,014	68,523
Other current liabilities	8,814	7,718
Total current liabilities	192,623	212,910
LONG-TERM DEBT, NET—less current portion	348,154	316,589
DEFERRED INCOME TAXES	49,453	37,872
OPERATING LEASE LIABILITIES	21,753	25,982
OTHER LIABILITIES	24,820	80,485
Total liabilities	636,803	673,838

	June 30,
	2026	2025
COMMITMENTS AND CONTINGENCIES (Note 11)
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares issued and outstanding as of June 30, 2026 and 2025, respectively, current liquidation preference of $423.2 million and $367.1 million as of June 30, 2026 and 2025, respectively.	298,213	224,374
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 176,470,154 and 172,816,730 shares issued and outstanding as of June 30, 2026 and 2025, respectively.	1,765	1,728
Additional paid-in capital	510,047	571,605
Accumulated deficit	(160,000)	(222,189)
Total shareholders’ equity	351,812	351,144
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,286,828	$1,249,356

See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2026	2025	2024
REVENUE:
Commissions and other services	$787,645	$797,841	$856,923
Pharmacy	830,854	728,753	464,853
Total revenue	1,618,499	1,526,594	1,321,776
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	312,153	305,127	318,798
Cost of goods sold—pharmacy revenue	730,748	630,340	405,004
Marketing and advertising	313,687	319,505	358,858
Selling, general, and administrative	149,022	164,442	141,042
Technical development	38,965	38,681	33,524
Total operating costs and expenses	1,544,575	1,458,095	1,257,226
INCOME FROM OPERATIONS	73,924	68,499	64,550
INTEREST EXPENSE, NET	(44,527)	(79,385)	(93,551)
CHANGE IN FAIR VALUE OF WARRANTS	55,804	59,525	—
LOSS ON EXTINGUISHMENT OF DEBT	(8,659)	—	—
OTHER EXPENSE, NET	(255)	(128)	(65)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	76,287	48,511	(29,066)
INCOME TAX EXPENSE	14,098	931	5,059
NET INCOME (LOSS)	$62,189	$47,580	$(34,125)
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(73,838)	(22,548)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,649)	$25,032	$(34,125)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$(0.06)	$0.14	$(0.20)
Diluted	$(0.06)	$0.01	$(0.20)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	188,174	176,148	168,519
Diluted	188,174	181,895	168,519

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss), net of related tax benefit for the year ended June 30, 2026, and 2025, of $0.0 million,and $0.1 million, and tax expense for the year ended June 30, 2024 of $0.3 million.	—	(432)	1,214
Amount reclassified into earnings, net of related tax benefit for the year ended June 30, 2026, 2025, and 2024 of $0.0 million, $1.3 million, and $3.6 million.	—	(3,680)	(10,781)
OTHER COMPREHENSIVE LOSS	—	(4,112)	(9,567)
COMPREHENSIVE INCOME (LOSS)	$62,189	$43,468	$(43,692)
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2023	166,867	$1,669	$567,266	$(235,644)	$13,679	$346,970
Net loss	—	—	—	(34,125)	—	(34,125)
Gain on cash flow hedge, net of tax	—	—	—	—	1,214	1,214
Amount reclassified into earnings, net of tax	—	—	—	—	(10,781)	(10,781)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	47	—	81	—	—	81
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,471	25	(399)	—	—	(374)
Share-based compensation expense	—	—	13,816	—	—	13,816
BALANCES-June 30, 2024	169,385	$1,694	$580,764	$(269,769)	$4,112	$316,801
Net income	—	—	—	47,580	—	47,580
Loss on cash flow hedge, net of tax	—	—	—	—	(432)	(432)
Amount reclassified into earnings, net of tax	—	—	—	—	(3,680)	(3,680)
Exercise of employee stock options, net of shares withheld for cashless exercises and to cover tax withholdings	95	1	97	—	—	98
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,777	27	(3,855)	—	—	(3,828)
Vesting of price vested unit awards	560	6	(1,210)	—	—	(1,204)
Share-based compensation expense	—	—	18,357	—	—	18,357
Senior Non-Convertible Preferred Stock accretion	—	—	(5,490)	—	—	(5,490)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(17,058)	—	—	(17,058)
BALANCES-June 30, 2025	172,817	$1,728	$571,605	$(222,189)	$—	$351,144
Net income	—	—	—	62,189	—	62,189
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	3,141	32	(2,154)	—	—	(2,122)
Vesting of price vested unit awards	512	5	(428)	—	—	(423)
Share-based compensation expense	—	—	14,862	—	—	14,862
Senior Non-Convertible Preferred Stock accretion	—	—	(17,650)	—	—	(17,650)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(56,188)	—	—	(56,188)
BALANCES-June 30, 2026	176,470	$1,765	$510,047	$(160,000)	$—	$351,812
See accompanying notes to the consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,189	$47,580	$(34,125)
Adjustments to reconcile net income (loss) to net cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	17,489	20,460	24,998
Loss on disposal of property, equipment, and software	—	240	536
Impairment of long-lived assets	—	4,209	—
Impairment of equity-method investment	1,000	—	—
Loss on extinguishment of debt	8,659	—	—
Share-based compensation expense	14,862	18,357	13,816
Deferred income taxes	11,581	1,849	1,163
Amortization of debt issuance costs and debt discount	4,293	5,247	6,142
Write-off of debt issuance costs	—	93	293
Accrued interest payable in kind	—	14,013	19,577
Change in fair value of warrants	(55,804)	(59,525)	—
Non-cash lease expense	4,124	3,922	2,349
Bad debt expense	—	4,203	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,437)	(5,555)	5,203
Commissions receivable	(40,576)	(69,510)	(40,819)
Other assets	(2,460)	(6,282)	(1,967)
Accounts payable and accrued expenses	21,894	19,226	7,347
Operating lease liabilities	(4,602)	(4,711)	(4,897)
Other liabilities	4,673	(5,482)	15,620
Net cash provided by (used in) operating activities	31,885	(11,666)	15,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,276)	(2,191)	(3,382)
Proceeds from sales of property and equipment	—	—	253
Purchases of software and capitalized software development costs	(11,870)	(9,123)	(8,284)
Acquisition of business	—	—	(3,433)
Net cash used in investing activities	(16,146)	(11,314)	(14,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	358,000	166,900	—
Payments on revolving credit facility	(358,000)	(166,900)	—
Net proceeds from Term Loan	315,234	—	—
Payments on Term Loans	(316,031)	(388,216)	(38,883)
Proceeds on ABS Notes	—	99,095	—
Payments on ABS Notes	(19,529)	(16,577)	—
Payments on other debt	(527)	(312)	(149)
Proceeds from common stock options exercised and employee stock purchase plan	—	98	81
Proceeds from issuance of Senior Non-Convertible Preferred Stock	—	337,855	—
Senior Non-Convertible Preferred Stock issuance costs	—	(7,076)	—

	Year Ended June 30,
	2026	2025	2024
Payments of tax withholdings related to net share settlement of equity awards	(2,545)	(5,032)	(374)
Payments of debt issuance costs	(7,730)	(2,479)	(1,531)
Net cash (used in) provided by financing activities	(31,128)	17,356	(40,856)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,389)	(5,624)	(40,466)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	37,066	42,690	83,156
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$21,677	$37,066	$42,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(37,222)	$(60,625)	$(67,037)
Refund (payment) of income taxes, net	192	(3,156)	(594)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	587	586	1,697
Issuance of liability-classified warrants	—	137,581	—
Senior Non-Convertible Preferred Stock accretion	17,650	5,490	—
Senior Non-Convertible Preferred Stock accumulated dividends	56,188	17,058	—
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

Basis of Presentation—The accompanying consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all adjustments necessary for the fair presentation of our financial position as of June 30, 2026.

Our fiscal year ends on June 30. References in this Annual Report to a particular “year,” “fiscal,” “fiscal year,” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.

Seasonality—Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D Prescription Drug coverage for the following year during the Medicare AEP in October through December and are allowed to switch plans from an existing plan during the open enrollment period (“OEP”) in January through March each year. As a result, the Senior segment’s revenue is highest in the second and third quarters.

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

Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalents include a money market account primarily invested in cash and U.S. Government securities. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted market prices in active markets for identical assets or liabilities. Our account balances can at times exceed the FDIC-insured limits. The Company’s restricted cash balance consists of specified deposit accounts to be used only to fund payments related to the Notes

(as defined in Note 7) entered into on October 15, 2024. The following table summarizes the cash, cash equivalents and restricted cash included on the consolidated balance sheet.

	June 30,
(in thousands)	2026	2025
Current assets:
Cash and cash equivalents	$16,032	$32,400
Restricted cash - current	4,686	3,333
Total current assets	20,718	35,733
Other assets:
Other assets	959	1,333
Total cash, cash equivalents and restricted cash	$21,677	$37,066

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and commissions receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2026, based on the lack of collection issues in the past and the high financial standards the Company requires of its customers. As of June 30, 2026, two insurance carrier customers accounted for 34% and 21% of total accounts and commissions receivable. As of June 30, 2025, two insurance carrier customers accounted for 34% and 21% of total accounts and commissions receivable.

For the year ended June 30, 2026, three insurance carriers customers accounted for 39%, 13%, and 12% of total revenue. For the year ended June 30, 2025, three insurance carriers customers accounted for 37%, 15%, and 11% of total revenue. For the year ended June 30, 2024, three insurance carriers customers accounted for 30%, 17%, and 16% of total revenue.

Property and Equipment—Net—Property and equipment are stated at cost less accumulated depreciation. Finance lease amortization expenses are included in depreciation expense in our consolidated statements of comprehensive income (loss). Depreciation is computed using the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Computer hardware	3 years
Machinery and equipment	2 - 25 years
Automobiles	5 years
Leasehold improvements	Shorter of lease period or useful life
Furniture and fixtures	7 years

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

Impairment and Disposal of Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to its expected future undiscounted cash flows. If the carrying amount exceeds its expected future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less costs to sell. Refer to Notes 3, 4, and 6 of the consolidated financial statements for further details.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired in a business combination as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350 Intangibles - Goodwill and Other, rather, goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. Goodwill is allocated among, and evaluated for impairment, at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company performs the annual goodwill impairment test as of April 1. Refer to Note 6 of the consolidated financial statements for further details.

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

Senior Non-Convertible Preferred Stock—In accordance with ASC 480, the Company accounts for equity instruments as temporary equity if they are redeemable for cash or other assets, at the option of the holder, at a fixed or determinable price on a fixed or determinable date, or upon occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, which is subsequently adjusted at each balance sheet if the instrument is currently redeemable, or probable of becoming redeemable. The Senior Non-Convertible Preferred Stock (as defined in Note 8) issued in connection with the Senior Non-Convertible Preferred Stock Purchase Agreements as described in Note 8 are classified as temporary equity in the consolidated balance sheets. The Company elected the accreted redemption value method under which it accretes changes in redemption value over the period from the date of issuance of the Senior Non-Convertible Preferred Stock to the earliest redemption date (the sixth anniversary) using the effective interest method. Such adjustments are treated as a deemed dividend against paid-in-capital.

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

The estimate of renewal commission revenue is considered variable consideration and requires significant judgment to determine the renewal commission revenue to be recognized at the time the performance obligation is met and in the reassessment of the transaction price each reporting period. This includes determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed, which includes estimating persistency, the renewal year provision, and an additional product specific constraint applied to account for trends such as industry volatility or uncertainty of consumer behavior patterns. The most sensitive assumption in the model is persistency, which is the estimate of policies expected to renew each year. Renewal year provision is the estimate of policies expected to lapse during each renewal period. The estimated duration of expected renewals used in the calculation of LTV is ten years, prior to the application of persistency estimates. For all policies sold, the Company applies a 15% MA product specific constraint.

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

•Reassessment of the Transaction Price—The Company reviews and monitors the assumptions and inputs into the Company’s calculation of renewal commission revenue, including reviewing changes in the data used to estimate LTVs as well as monitors the cash received for each cohort as compared to the original estimates at the time the policy was sold. The Company assesses the actual renewal data and historical data to identify trends and updates assumptions regarding expected future cash flows when a sufficient amount of evidence would suggest that the expectation underlying the assumption has changed and a change in estimate of the transaction price is warranted. The differences in actual cash received for current period renewals may result in an adjustment by cohort (“cohort adjustment”) to revenue and commissions receivable. Cohort adjustments are recognized using actual experience from policy renewals. The Company analyzes cohort adjustments to determine if they are indicative of changes needed in our estimates of future renewal commissions (“tail adjustments”) that remain unresolved as of the reporting period.

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

Accounts Receivable, net—Accounts receivable, net primarily represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed and for production bonus revenue that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments yet to be received from the insurance carriers. Accounts receivable, net also includes trade receivables from Healthcare Services primarily due to pharmacy sales to customers who are covered by third-party payers (e.g., pharmacy benefit managers, insurance companies, and governmental agencies), and are stated net of allowance for expected credit losses. The Company recorded an allowance for credit losses as of June 30, 2026 and 2025, of $7.1 million and $11.8 million, respectively. We estimate an allowance for credit losses using historical actual payment information, as well as current information available to us about our customers and relevant market information that may impact our customers and their ability to pay us. Our estimated exposure of default is determined by applying these internal and external data sources to our receivable balances. As such, we apply an immediate reversion method and revert to historical loss information when computing our credit loss exposure. Credit loss expenses are assessed quarterly and are included in selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss). The Company recorded write-offs of $4.6 million, $0.9 million, and $1.4 million during the years ended June 30, 2026, 2025, and 2024, respectively.

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

Marketing and Advertising Expenses—Direct costs related to marketing and advertising the Company’s services are expensed in the period incurred. Advertising expense was $258.3 million, $263.7 million, and $294.7 million for the years ended June 30, 2026, 2025, and 2024, respectively.

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

Recent Accounting Pronouncements Adopted—In December 2023, the FASB issued ASU No. 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. We have adopted ASU 2023-09 retrospectively in our consolidated financial statements and related disclosures. Other than additional required disclosures, adoption of the ASU did not have an impact on our consolidated financial statements. See Note 14 - Income Taxes for additional information.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements, which removes references to non-authoritative Concepts Statements from the FASB Accounting Standards Codification. The standard is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods. The Company adopted this ASU on a prospective basis as of July 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes the stage-based capitalization model under Accounting Standards Codification (“ASC”) 350-40 and replaces it with a framework requiring capitalization to begin when management has authorized and committed to funding a software project and it is probable the project will be completed and the software will perform as intended. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements

In April 2026, the FASB issued ASU No. 2026-01 - Equity (Topic 505) - Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This ASU requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured based on the preferred stock’s contractual PIK dividend rate. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The ASU can be applied on a fully prospective basis, or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. No material impact is expected to our consolidated financial statements as our current accounting for PIK dividends is consistent with the guidance in ASU 2026-01.

2.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Year Ended June 30,
(in thousands)	2026	2025	2024
Senior:
Medicare advantage commissions	$510,810	$518,031	$569,648
Other Senior commissions	17,390	11,397	11,237
Other services	47,747	70,965	74,964
Total Senior revenue	575,947	600,393	655,849
Healthcare Services:
Pharmacy	830,854	728,753	464,853
Other services	14,081	13,952	13,655
Total Healthcare Services revenue	844,935	742,705	478,508
Life:
Term commissions	80,045	74,685	73,980
Final expense commissions	85,019	78,175	64,138
Other services	20,975	20,118	19,812
Total Life revenue	186,039	172,978	157,930
All other:
Commissions	18,540	17,308	35,244
Other services	1,687	718	984
Total All other revenue	20,227	18,026	36,228
Eliminations:
Commissions	(3,603)	(3,339)	(2,567)
Other services	(5,046)	(4,169)	(4,172)
Total Elimination revenue	(8,649)	(7,508)	(6,739)
Total Commissions and other services revenue	787,645	797,841	856,923
Total Pharmacy revenue	830,854	728,753	464,853
Total Revenue	$1,618,499	$1,526,594	$1,321,776

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$881,317
Commission revenue from revenue recognized	317,787
Net commission revenue adjustment from change in estimate	(4,468)
Amounts recognized as accounts receivable, net	(243,808)
Balance as of June 30, 2025	$950,828
Commission revenue from revenue recognized	281,490
Net commission revenue adjustment from change in estimate	22,167
Amounts recognized as accounts receivable, net	(263,082)
Balance as of June 30, 2026	$991,403

For the year ended June 30, 2026, the $22.2 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes a positive adjustment of $16.5 million for Senior and a negative adjustment of $0.2 million for Life. The remaining positive adjustment of $5.9 million relates to the Company’s All other non-reportable segment. Refer to Note 16 to the consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities are included within other current liabilities on the consolidated balance sheets and represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2024	$8,066
Commission and other services revenue recognized	(34,808)
Amounts recognized as contract liabilities	27,440
Balance as of June 30, 2025	$698
Commission and other services revenue recognized	(13,438)
Amounts recognized as contract liabilities	13,639
Balance as of June 30, 2026	$899

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	2026	2025
Computer hardware	$18,745	$17,680
Machinery and equipment(1)	20,133	18,239
Leasehold improvements	17,413	17,390
Furniture and fixtures	4,671	4,671
Work in progress	259	229
Total	61,221	58,209
Less accumulated depreciation(2)	(49,171)	(43,632)
Property and equipment—net	$12,050	$14,577
(1) Includes financing lease right-of-use assets.
(2) During the year ended June 30, 2026, the Company disposed of $1.1 million of fully depreciated property and equipment.

Work in progress as of June 30, 2026 and June 30, 2025, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the years ended June 30, 2026, 2025, and 2024 was $7.3 million, $8.4 million, and $12.8 million, respectively.

During the year ended June 30, 2026, the Company exercised a purchase option on an automated packaging system used in SelectRx operations for a total purchase price of $1.9 million. As of June 30, 2026, the asset is included in machinery and equipment.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	2026	2025
Software	$32,535	$28,306
Work in progress	621	18
Total	33,156	28,324
Less accumulated amortization(1)	(15,084)	(13,264)
Software—net	$18,072	$15,060
(1) During the year ended June 30, 2026, the Company disposed of $7.2 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the years ended June 30, 2026, 2025, and 2024, the Company capitalized internal-use software and website development costs of $11.7 million, $9.2 million, and $8.4 million, respectively, and recorded amortization expense of $9.1 million, $8.0 million, and $8.9 million, respectively.

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

During the year ended June 30, 2026, the Company entered into one finance lease and added equipment to three existing finance leases, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $0.6 million.

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

Right-of-Use Asset and Lease Liability—The right-of-use assets and lease liabilities were as follows as of June 30:

(in thousands)	Balance Sheet Classification	2026	2025
Assets
Operating leases	Operating lease right-of-use assets	$20,511	$24,635
Finance leases	Property and equipment–net	1,485	1,552
Total lease right-of-use assets		$21,996	$26,187

Liabilities
Current
Operating leases	Operating lease liabilities–current	$4,448	$4,820
Finance leases	Other current liabilities	615	400
Non-current
Operating leases	Operating lease liabilities	21,753	25,982
Finance leases	Other liabilities	1,032	1,200
Total lease liabilities		$27,848	$32,402

Lease Costs—The components of lease costs were as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2026	2025
Finance lease costs(1)	$874	$577
Operating lease costs(2)	7,577	7,383
Short-term lease costs	266	251
Variable lease costs(3)	768	609
Sublease income	(2,038)	(2,225)
Total net lease costs	$7,447	$6,595
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

Supplemental Information—Supplemental information related to leases was as follows as of and for the periods presented:

	Year Ended June 30,
	2026			2025
(in thousands)	Operating leases	Finance leases	Total	Operating leases	Finance leases	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from leases	$8,056	$251	$8,307	$8,145	$176	$8,321
Financing cash flows from leases	—	527	527	—	327	327
Right-of-use assets obtained in exchange for new lease liabilities	$—	$569	$569	$5,093	$1,731	$6,824

	Year Ended June 30,
	2026		2025
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted-average remaining lease term (in years)	6.01	2.61	6.41	3.65
Weighted-average discount rate	12.85%	12.73%	12.61%	14.22%

Maturities of Lease Liabilities—As of June 30, 2026, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
2027	$7,268	$785	$8,053
2028	6,906	709	7,615
2029	7,006	417	7,423
2030	4,615	30	4,645
2031	4,259	—	4,259
Thereafter	8,726	—	8,726
Total undiscounted lease payments	38,780	1,941	40,721
Less: interest	12,579	294	12,873
Present value of lease liabilities	$26,201	$1,647	$27,848

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

As of June 30, 2026, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
2027	$2,102
2028	1,931
2029	1,931
2030	161
Total sublease income	$6,125

6.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented in the tables below as of June 30 (dollars in thousands):

	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,423	$(1,409)	$14	$17,492	$(4,209)	$(13,252)	$31
Trade name	—	—	—	2,680	—	(2,680)	—
Proprietary software	4,342	(3,517)	825	4,342	—	(2,418)	1,924
Non-compete agreements	100	(100)	—	100	—	(82)	18
Total intangible assets	$5,865	$(5,026)	$839	$24,614	$(4,209)	$(18,432)	$1,973

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

For the years ended June 30, 2026, 2025, and 2024, amortization expense related to intangible assets totaled $1.1 million, $4.0 million, and $3.3 million, respectively, recorded in selling, general and administrative expense in the consolidated statements of comprehensive income (loss). The weighted-average remaining useful life of intangible assets was 0.8 years and 1.8 years as of June 30, 2026 and 2025, respectively.

As of June 30, 2026, expected amortization expense in future fiscal periods were as follows (in thousands):

	Proprietary Software	Non-compete agreements	Customer relationships	Total
2027	825	—	14	839
Total	$825	$—	$14	$839

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of past acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of June 30, 2026, the Company’s goodwill balance of $29.4 million was related to the acquisitions of Express Meds, Simple Meds, and SPM and is all assigned to the Healthcare Services reporting unit and reportable segment. The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist.

During the year ended June 30, 2026, there were no indicators of impairment. The Company conducted a quantitative analysis for the Healthcare Services reporting unit utilizing the discounted cash flow method under the income approach and the peer-based guideline public company method under the market approach with a weighting of 75% and 25%, respectively, and incorporating the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy of ASC 820, Fair Value Measurement (“ASC 820”). For the discounted cash flow method, a discount rate of 18.0% was determined using the weighted average cost of capital which considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. For the peer-based guideline public company method, the reporting unit’s fair value was determined through review of published multiples of earnings of comparable entities with similar operations and economic characteristics and applying the multiples to various financial data of the reporting unit. Based on the quantitative analysis, the Company determined that the fair value of the Healthcare Services reporting unit substantially exceeded its carrying value, thus, no impairment charges were recorded during the year ended June 30, 2026.

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

7.DEBT

Debt consisted of the following:

(in thousands)	2026	2025
Term Loan	$322,969	$—
Previous Term Loans	—	314,000
Class A Notes	38,336	50,054
Class B Notes	25,558	33,369
Unamortized debt issuance costs and debt discount	(16,695)	(12,311)
Total debt	370,168	385,112
Less current portion of long-term debt:	(22,014)	(68,523)
Long-term debt	$348,154	$316,589

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Senior Secured Credit Facility as of June 30, 2026 are as follows:

(in thousands)	2027	2028	2029	2030	2031	Total
Term Loan	$8,125	$14,219	$16,250	$16,250	$268,125	$322,969
Class A Notes	10,592	8,650	19,094	—	—	38,336
Class B Notes	7,062	5,767	12,729	—	—	25,558
Total obligations	$25,779	$28,636	$48,073	$16,250	$268,125	$386,863

Significant changes in the Company’s debt during the year ended June 30, 2026 were as follows:

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

The Company utilized the gross proceeds from the Term Loan to repay the outstanding obligations under the previous credit agreement, dated November 5, 2019 (the “Previous Credit Facility”), including the repayment of all outstanding principal and interest under the previous term loans (the “Previous Term Loans”) and revolving credit facility. At the time of discharge, the outstanding principal balances under the Previous Term Loans and revolving credit facility were $304.4 million and $36.0 million, respectively. The repayment of the Company’s outstanding obligations under the Previous Term Loans was accounted for as a debt extinguishment in accordance with ASC 470, Debt (“ASC 470”). The Company recognized a one-time loss on extinguishment of $8.7 million during the year ended June 30, 2026, representing the write-off of remaining unamortized costs from the Previous Term Loans and $0.1 million in fees paid on behalf of former lenders under the Previous Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants, including requirements to maintain a minimum fixed charge coverage ratio and a minimum liquidity threshold. As of June 30, 2026, the Company was in compliance with these covenants.

Term Loan

The Term Loan matures on January 8, 2031, subject to certain acceleration features related to the Company’s Senior Non-Convertible Preferred Stock (as defined below in Note 8, “Senior Non-Convertible Preferred Stock”). Interest on the outstanding principal amount accrues at a rate per annum equal to the applicable SOFR rate (subject to a 3.00% floor) plus an applicable margin of 6.50%. The applicable margin is subject to a decrease after December 31, 2026, contingent upon the Company’s achievement of certain financial performance milestones.

The Term Loan requires quarterly principal repayments of 0.625% of the original principal amount through July 1, 2027, increasing to 1.25% thereafter, with the remaining balance due at maturity.

In connection with the Company’s entry into the Credit Agreement, the Company incurred $9.8 million in debt discounts, primarily comprised of an original issue discount and arrangement fees paid to the administrative agent. The Company also incurred $7.3 million in third-party issuance costs. These amounts are amortized to interest expense, net in the Company’s consolidated statements of comprehensive income (loss) using the effective interest method. The effective interest rate for the Term Loan is approximately 10.2%.

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

Revolving Credit Facility

The Revolving Credit Facility provides for a $71.7 million revolving line of credit, which increases to $90.0 million during the months of December and January. Borrowings under the Revolving Credit Facility bear interest at a rate equal to SOFR (subject to a 3.00% floor) plus 4.00%. As the Senior Secured Credit Facility provides for increased borrowing capacity under the Revolving Credit Facility, $0.2 million in new issuance costs and $0.2 million in remaining unamortized costs were recorded as non-current assets on the Company’s consolidated balance sheets. The costs are being amortized as interest expense, net in the Company’s consolidated statements of comprehensive income (loss) using the straight-line method over the term of the facility.

As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility.

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

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of June 30, 2026, and 2025, there were $18.8 million, and $49.0 million, of Subject Renewal Commissions included on the consolidated balance sheets.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash. The Company’s restricted cash balance totaled $5.6 million as of June 30, 2026, of which $4.7 million was included within cash, cash equivalents, and restricted cash and $0.9 million was classified as long-term and included within other assets on the Company’s consolidated balance sheets. The Company’s restricted cash balance totaled $4.6 million as of June 30, 2025, of which $3.3 million was included within cash, cash equivalents, and restricted cash and $1.3 million was classified as long-term and included within other assets on the Company’s consolidated balance sheet.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of June 30, 2026 was 9.11% and 11.02%, respectively.

As the Indenture was entered into in conjunction with the Eleventh Amendment, the Company performed an analysis under ASC 470 and determined that debt modification accounting was appropriate for the Previous Term Loans and Notes. The additional debt discount costs incurred in connection with the Eleventh Amendment and Indenture include the fair value of the Eleventh Amendment Warrants (as defined below in Note 9, “Warrants to Purchase Shares of Common Stock”), fees paid on behalf of lenders, and original issue discount on the Notes. The Company incurred a total of $3.7 million in debt issuance costs and $2.7 million in debt discount related to the Indenture, of which none of the debt issuance costs were capitalized and $2.7 million in debt discount were deferred. The costs associated with the Notes are being amortized to interest expense, net in the Company’s consolidated statements of comprehensive income (loss) over the respective term using the effective interest method.

During the year ended June 30, 2026, the Company repaid $19.5 million of the outstanding balance on the Notes.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s consolidated financial statements. As of June 30, 2026, and 2025, the Issuer’s liabilities included in the consolidated balance sheets primarily consisted of the borrowings under the Indenture of $63.9 million, and $83.4 million.

Derivative Instruments and Hedging Activities

During the year ended June 30, 2025 and 2024, the Company used derivative financial instruments to hedge against its exposure to fluctuations in interest rates associated with the Previous Term Loans. To accomplish this hedging strategy, the Company entered into interest rate swaps designated as cash flow hedges that were designed to be highly correlated to the underlying terms of the debt instruments to which their forecasted, variable-rate payments are tied. The interest rate swap instrument was terminated in November 2024. During the fiscal year ended June 30, 2025 and 2024, the changes in fair value were reclassified from accumulated other comprehensive income (loss) into earnings as an offset to interest expense, net. As of June 30, 2026, there are no outstanding derivative instruments or remaining balances in accumulated other comprehensive income (loss) related to derivative hedging activities. The Company does not engage in the use of derivative instruments for speculative or trading purposes

8.Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company entered into the Senior Non-Convertible Preferred Stock Purchase Agreements with each of NL Monarch Holdings LLC (“Morgan Stanley”) and NL Monarch Holdings II LLC (“Bain Capital” and together with Morgan Stanley, the “Investors”), providing for an aggregate investment by the Investors of $350.0 million in the Company (collectively, the “Investment”). In exchange for the Investment, the Company issued to the Investors 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Senior Non-Convertible Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and agreed to issue to the Investors up to an aggregate amount of 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Senior Non-Convertible Preferred Stock Warrants”). Refer to Note 9 to the consolidated financial statements for further detail on the Senior Non-Convertible Preferred Stock Warrants. At close, the Company reimbursed certain of the Investors’ expenses and paid to the Investors an aggregate closing fee of 3.00% of the aggregate purchase price. The Company used the net proceeds from the Investment to repay $260.0 million of the Company’s outstanding balance on the Previous Term Loans, $4.9 million of accrued interest on the Previous Term Loans, $13.0 million of transaction costs incurred at issuance, $40.0 million of the Company’s outstanding Revolving Credit Facility balance, and $20.0 million of cash to fund operations. In connection with the Investment, the Company also entered into a Director Designation Agreement with an affiliate of each Investor pursuant to which the Company appointed a representative of each Investor to the Company’s Board of Directors at closing.

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

9.Warrants to Purchase Shares of Common Stock

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

On October 15, 2025, the first tranche of the Eleventh Amendment Warrants vested in accordance with their terms. The remaining unvested Eleventh Amendment Warrants were cancelled on January 8, 2026 upon repayment of the Previous Term Loans. As a result of the cancellation, the Company recognized a non-cash gain of $4.2 million within the change in fair value of warrants in the accompanying consolidated statements of comprehensive income (loss) during the year ended June 30, 2026.

The Company evaluated the Eleventh Amendment Warrants under ASC 815, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability. For the

Eleventh Amendment Warrants, this conclusion was reached due to the variable settlement amount of the Eleventh Amendment Warrant shares. Therefore, the freestanding Eleventh Amendment Warrants are reflected as liabilities on the consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying consolidated statements of comprehensive income (loss).

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches: (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. Each Investor is entitled to receive one-half of each tranche of the Senior Non-Convertible Preferred Stock Warrants, subject to the conditions described below. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth therein, upon issuance. On January 2, 2026, the Company issued the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (the “Contingent Warrants”) that were allocated to each Investor. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of June 30, 2026, none of the Senior Non-Convertible Preferred Stock Warrants had been exercised.

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

Due to the Put Right, the Company evaluated the Senior Non-Convertible Preferred Stock Warrants under ASC 480 and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a liability. Therefore, the freestanding Senior Non-Convertible Preferred Stock Warrants are reflected as liabilities on the consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying consolidated statements of comprehensive income (loss).

10. Fair Value Measurements

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

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and June 30, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$22,853	$22,853

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$322	$—	$—	$322

Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$78,657	$78,657

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

The fair value of the Eleventh Amendment Warrants has been estimated with the following assumptions:

June 30, 2026
Tranche 1
Stock price(1)	$0.84
Exercise price	$3.00
Expected volatility	99.17%
Risk-free interest rate	4.07%
Expected dividend-yield	—%
Expected life	3.29 years
Fair value per warrant	$0.34
(1) The stock price is based on the closing stock price as of June 30, 2026.

	June 30, 2025
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Stock price(1)	$2.38	$2.38	$2.38	$2.38
Exercise price	$3.00	$3.00	$3.00	$3.00
Expected volatility	109.98%	103.31%	103.31%	103.31%
Risk-free interest rate	3.68%	3.75%	3.85%	3.95%
Expected dividend-yield	—%	—%	—%	—%
Expected life	4.29 years	5.29 years	6.29 years	7.29 years
Fair value per warrant	$1.75	$1.81	$1.92	$2.00
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

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	June 30, 2026
	Tranche A	Tranche B	Tranche C
Stock price(1)	$0.84	$0.84	$0.84
Exercise price	$0.01	$3.92	$5.50
Expected volatility	102.52%	102.52%	102.52%
Risk-free interest rate	4.31%	4.31%	4.31%
Expected dividend-yield	—%	—%	—%
Expected life	8.62 years	8.62 years	8.62 years
Fair value per warrant	$0.84	$0.65	$0.62
(1) The stock price is based on the closing stock price as of June 30, 2026.

	June 30, 2025
	Tranche A	Tranche B	Tranche C
Stock price(1)	$2.38	$2.38	$2.38
Exercise price	$0.01	$3.92	$5.50
Expected volatility	103.31%	103.31%	103.31%
Risk-free interest rate	4.18%	4.18%	4.18%
Expected dividend-yield	—%	—%	—%
Expected life	9.62 years	9.62 years	9.62 years
Fair value per warrant	$2.38	$2.11	$2.06
(1) The stock price is based on the closing stock price as of June 30, 2025.

Changes in Level 3 fair value measurements were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2024	$—
Issuance of Eleventh Amendment Warrants	8,628
Issuance of Senior Non-Convertible Preferred Stock Warrants	128,953
Change in fair value	(58,924)
Balance as of June 30, 2025	78,657
Change in fair value	(51,563)
Cancellation of Eleventh Amendment Tranche 2-4 Warrants	(4,241)
Balance as of June 30, 2026	$22,853

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

On August 19, 2025, the Company and co-defendants eHealth, Inc., GoHealth, Inc., Aetna Life Insurance Company (“Aetna”), Humana Inc. (“Humana”), and Elevance Health, Inc. (“Elevance”), and certain of their corporate affiliates (collectively with Aetna, Humana, and Elevance, the “Carriers”), filed a joint motion to dismiss the government’s complaint for failure to state a claim upon which relief can be granted. The Company, together with co-defendants eHealth, Inc. and GoHealth, Inc. (collectively, the “Brokers” and, together with the Carriers, the “Defendants”), also filed an additional motion to dismiss on separate grounds. On October 20, 2025, the government filed motions in opposition to the joint motion to dismiss and the Brokers’ separate motion to dismiss. Replies to the government’s oppositions to the joint motion and separate Brokers’ motion, respectively, were filed on December 19, 2025. On March 26, 2026, the court issued an order denying the Defendants’ motions to dismiss on all counts other than the government’s claim for unjust enrichment, which was dismissed. On April 30, 2026, Defendants filed a motion for partial reconsideration of the court’s denial of Defendants’ motion to dismiss, and the government filed its response to Defendants’ motion on May 8, 2026. The motion remains pending before the court. On May 22, 2026, the Company filed its answer to the government’s complaint in partial intervention. On July 2, 2026, the relator’s independent claims were voluntarily dismissed without prejudice.

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

On March 11, 2026, two stockholder derivative actions, captioned Scotto v. Danker, et al., Case No. 1:26-cv-1999 (the “Scotto Action”) and Kelly v. Danker, et al., Case No. 1:26-cv-2000 (the “Kelly Action”), respectively, were filed in the U.S. District Court for the Southern District of New York by alleged stockholders of the Company, purportedly on the Company’s behalf. Both lawsuits were brought against the Company’s directors and certain of its current and former officers, and against the Company, as nominal defendant, and allege that the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements related to the events underlying the DOJ Action and failing to disclose material adverse facts about the Company’s business, operations, and prospects. The complaints also assert claims against all defendants for breach of fiduciary duty, unjust enrichment, and waste of corporate assets based on the same general underlying conduct and seeks contribution under Sections 10(b) and 21D of the Exchange Act from the individual defendants named in the Pahlkotter Action. The complaints seek unspecified damages for the Company, restitution, reformation and improvement of its corporate governance and internal procedures regarding compliance with laws, and reimbursement of costs and attorneys’ fees. On March 12, 2026, the Kelly and Scotto Actions were referred to Judge Rochon as possibly related to the Pahlkotter Action, and, on March 16, 2026, were accepted as related. On April 24, 2026, the court approved the parties’ joint stipulation consolidating the Kelly and Scotto Actions and staying proceedings pending the resolution of the motion to dismiss the Pahlkotter Action.

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

12.EMPLOYEE BENEFIT PLANS

The Company has a pretax savings plan covering nearly all of its employees that is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company matches each employee’s contributions up to 3% per plan year. Additionally, the Company may make a discretionary profit-sharing contribution based on achieving certain financial metrics to individuals who’ve participated in the plan during the year. The Company’s contributions were $7.0 million, $8.6 million, and $5.5 million for the years ended June 30, 2026, 2025, and 2024, respectively.

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

The Company maintains self-insured medical benefit plans for its employees. The accrued liabilities associated with this program are based on the Company's estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in accrued compensation and benefits on the consolidated balance sheets, was $3.4 million and $2.9 million as of June 30, 2026, and 2025, respectively.

13.SHAREHOLDERS’ EQUITY

Common Stock—As of June 30, 2026, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	20,502,904
Stock awards available for grant under 2020 Plan	1,968,883
Options outstanding under 2003 Plan	423,399
Total	22,895,345

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

The number of shares of common stock available for issuance as of June 30, 2026, pursuant to future awards under the Company’s 2020 Stock Plan is 1,968,883. The number of shares of the Company’s common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

The Company accounts for its stock awards in accordance with ASC 718, which requires all share-based compensation to be recognized in the income statement based on fair value and applies to all awards granted, modified, canceled, or repurchased after the effective date.

Total share-based compensation for stock awards included in selling, general and administrative expense in the consolidated statements of comprehensive income (loss) was as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2026	2025	2024
Share-based compensation related to:
Equity classified stock options	$283	$1,607	$2,733
Equity classified RSUs	9,857	10,070	7,701
Equity classified PSU's	—	—	33
Equity classified PVUs	4,722	6,680	3,349
Total	$14,862	$18,357	$13,816

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

During the year ended June 30, 2026 and 2025, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the year ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2025	3,338,025	$12.30
Options exercised	—	—
Options forfeited/expired/cancelled	(141,130)	15.53
Outstanding—June 30, 2026	3,196,895	$12.16	4.45	$—
Vested and exercisable—June 30, 2026	3,196,895	$12.16	4.45	$—

As of June 30, 2026, there was no unrecognized share-based compensation cost related to unvested stock options granted.

The Company received $0.0 million, $0.1 million, and $0.1 million of cash in connection with stock options exercised during the years ended June 30, 2026, 2025 and 2024, respectively.

Restricted Stock Units—The Company grants RSUs to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to four years. Fair value of the RSUs is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the year ended June 30, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	8,389,188	$2.30
Granted	5,967,147	1.73
Vested	(4,375,083)	2.28
Forfeited	(611,931)	2.08
Unvested as of June 30, 2026	9,369,321	$1.96

As of June 30, 2026, there was $10.0 million of unrecognized share-based compensation cost related to unvested restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.62 years.

Price-Vested Units—During the year ended June 30, 2026, and 2025, the Company issued PVUs for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards granted during the year ended June 30, 2026, and 2025, respectively, are divided into three separate tranches, each subject to a different price hurdle. Price hurdles are achieved when the average closing price per share of the Company’s common stock over any 60-trading day period during the five-year performance period meets or exceeds the relevant price hurdle. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs granted during the year ended June 30, 2026:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	636,666	$1.67	$2.50	August 1, 2025 - August 1, 2030	1 year - 3 years
Tranche 2	636,668	$1.59	$4.00	August 1, 2025 - August 1, 2030	1.14 years - 3 years
Tranche 3	636,666	$1.49	$6.00	August 1, 2025 - August 1, 2030	1.62 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs awarded during the year ended June 30, 2025:

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

The Company used the following weighted-average assumptions for the PVUs granted during the period presented below:

	Shares Granted August 1, 2025	Shares Granted August 1, 2024
Share price as of grant date	$1.74	$4.01
Volatility	104.2%	88.8%
Risk-free interest rate	3.7%	3.8%
Cost of Equity	15.8%	12.6%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the year ended June 30, 2026:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2025	7,481,813	$2.11
Granted	1,910,000	$1.58
Vested	(755,544)	$2.16
Forfeited	(276,182)	$2.33
Unvested as of June 30, 2026	8,360,087	$1.96

During the year ended June 30, 2025, the $2.50, $3.13 and $4.00 stock price hurdles were achieved. During the year ended June 30, 2026, one-third of the awards in the first tranche of PVUs with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, one-third of the awards in the first tranche of PVUs with a $4.00 price hurdle that were granted during the three months ended September 30, 2022 vested, and one-third of the awards in the first tranche of PVUs with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 vested.

As of June 30, 2026, there was $2.5 million of unrecognized share-based compensation cost related to unvested PVUs outstanding, which is expected to be recognized over a weighted-average period of 1.27 years.

ESPP—The purpose of the Company’s ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of June 30, 2026 there are 159 shares reserved for future issuance under the plan.

14.INCOME TAXES

All income is from continuing operations and is from a single country, the United States of America. Income tax expense (benefit) consists of the following for the periods presented:

	Year Ended June 30,
(in thousands)	2026	2025	2024
Current income taxes:
Federal	$273	$(1,527)	$2,523
State	1,949	952	1,286
Total	2,222	(575)	3,809

Deferred income taxes:
Federal	5,160	1,192	(2,805)
State	6,716	314	4,055
Total	11,876	1,506	1,250

Income tax expense	$14,098	$931	$5,059
Total Federal tax expense (benefit)	$5,433	$(335)	$(282)
Total State tax expense	$8,665	$1,266	$5,341

In July 2025, the U.S. signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA imposed various changes to U.S. federal income tax regulations, including restoring 100% bonus depreciation, removing the requirement to capitalize and amortize domestic research and development expenditures, and increasing interest deductibility. The effective provisions of the OBBBA were reflected in the Company's financial results for the year ended June 30, 2026, and there was no material impact to income tax expense.

The following reconciles the statutory federal income tax rate to the effective income tax rate for the periods presented:

	Year Ended June 30,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory income tax rate	$16,020	21.0%	$10,187	21.0%	$(6,104)	21.0%
State income taxes. net of federal effect	8,256	10.8%	1,065	2.2%	5,422	(18.7)%
Domestic federal
Tax credits
Credit for research activities	(260)	(0.3)%	(1,596)	(3.3)%	—	—
Work opportunity credit	(239)	(0.3)%	(1,601)	(3.3)%	(269)	0.9%
Changes in valuation allowance	94	0.1%	3,365	6.9%	5,204	(17.9)%
Nontaxable or nondeductible items
Executive officer compensation	836	1.1%	1,772	3.7%	122	(0.4)%
Equity compensation	641	0.8%	(1,776)	(3.7)%	198	(0.7)%
Transaction costs	—	—%	859	1.8%	—	—
Warrant mark-to-market	(11,719)	(15.3)%	(12,500)	(25.8)%	—	—
Other	384	0.5%	744	1.6%	486	(1.6)%
Changes in unrecognized tax benefits	85	0.1%	412	0.8%	—	—
Income tax expense and effective tax rate	$14,098	18.5%	$931	1.9%	$5,059	(17.4)%

In fiscal years 2026 and 2025, Kansas comprised the majority of state income taxes. In fiscal year 2024, California and Kansas comprised the majority of state income taxes.

Significant components of the deferred tax assets and liabilities were as follows as of June 30:

(in thousands)	2026	2025
Deferred tax assets:
Accruals and other	$13,523	$11,165
Lease liability	7,124	8,187
Interest expense limitation	80,000	75,708
Net operating losses	147,178	150,643
Credit carryforward	4,993	5,068
Basis difference in fixed and amortizable assets	11,708	13,289
Total deferred tax assets	264,526	264,060
Less: Valuation allowance	(30,370)	(28,083)
Deferred tax assets, net of valuation allowance	$234,156	$235,977

Deferred tax liabilities:
Commissions receivable	$(275,816)	$(266,600)
Lease right-of-use asset	(5,627)	(6,617)
Other	(2,166)	(632)
Total deferred tax liabilities	(283,609)	(273,849)

Net long-term deferred tax liabilities	$(49,453)	$(37,872)

The Company has established a valuation allowance on certain deferred tax assets associated with federal and state specific net operating losses (“NOL”) and credits that are not more likely than not to be realized. For the year ended June 30, 2026, the Company increased the valuation allowance by $2.3 million. As the Company is currently in a three-year cumulative loss position, it cannot consider the projections of future income as part of the valuation allowance analysis and have considered the other sources of future taxable income described under ASC 740 when evaluating the need for a valuation allowance. Aside from certain deferred tax assets related to federal and state credits noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of June 30, 2026 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

As of June 30, 2026, the Company has NOL carryforwards for federal and state income tax purposes of $526.5 million and $710.6 million, respectively. All remaining federal NOLs may be carried forward indefinitely. The state NOL carryforwards will expire during tax years 2026 through 2045. As of June 30, 2026, the Company has federal tax credit carryforwards of $1.0 million and state income tax credit carryforwards of $4.1 million. The federal tax credits will begin to expire during tax year 2044, the state tax credits will expire during tax years 2025 through 2038.

The Company is subject to income taxes in the US federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment. The federal tax returns from tax years 2022 through 2024 and state tax returns from tax years 2021 through 2024 remain open to examination by significant domestic taxing jurisdictions to which the Company is subject. The statute of limitations for federal and state tax returns may be extended upon utilization of NOL carryforwards.

Income Taxes Paid

The following tables present income taxes paid (net of refunds) for the periods presented:

(in thousands)	2026	2025	2024
Federal	$(500)	$1,850	$217
State	308	1,306	377
Total income taxes paid (net of refunds)	$(192)	$3,156	$594

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid in the following jurisdictions:

(in thousands)	2026	2025	2024
State
Alabama	65	*	—
Georgia	—	227	—
Illinois	—	201	*
Louisiana	88	*	55
Massachusetts	12	*	*
North Carolina	34	—	—
Oklahoma	20	*	—
Pennsylvania	46	382	237
Tennessee	21	—	—

*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Uncertain Tax Positions

The benefits of uncertain tax positions are recorded in the Company's consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities.

As of June 30, 2026, the Company had gross unrecognized tax benefits of $0.5 million, consisting of $0.5 million related to prior year tax positions. The gross unrecognized tax benefits as of June 30, 2025 were $0.4 million. If recognized, these benefits would reduce the Company’s effective tax rate in future periods. The Company had no unrecognized tax benefits as of June 30, 2024.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2026, the Company has accrued for the payment of projected interest and penalties.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the periods presented is as follows:

	Year Ended June 30,
(in thousands)	2026	2025
Balance at beginning of year	$399	$—
Additions for UTP’s of prior years	65	350
Decreases for UTP’s of prior years	—	—
Additions for UTP’s of current year	—	49
Decreases related to audit settlements	—	—
Balance at end of year	$464	$399

15.NET INCOME (LOSS) PER SHARE

The Company calculates net income (loss) per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of June 30, 2026 and 2025, the Company included the Tranche A Senior Non-Convertible Preferred Stock Warrants outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants. As of June 30, 2025, the Tranche A Contingent Warrants were excluded from Penny Warrants as the contingency had not yet been resolved. Refer to Note 9 of the consolidated financial statements for further details.

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

The following table sets forth the computation of net income (loss) per share for the periods presented:

	Year Ended June 30,
(in thousands, except per share amounts)	2026	2025	2024
Numerator:
Net income (loss) attributable to common shareholders, basic	$(11,649)	$25,032	$(34,125)
Change in fair value of warrants(1)	—	(22,607)	—
Net income (loss) attributable to common shareholders, diluted	(11,649)	2,425	(34,125)
Denominator:
Weighted-average common stock outstanding, basic	188,174	176,148	168,519
Stock options outstanding to purchase shares of common stock including unvested RSUs and from the ESPP(2)	—	4,458	—
Dilutive effect of warrants to purchase common stock	—	1,289	—
Weighted-average common stock outstanding, diluted	188,174	181,895	168,519

Net income (loss) per share—basic:	$(0.06)	$0.14	$(0.20)

Net income (loss) per share—diluted:	$(0.06)	$0.01	$(0.20)
(1) Includes the change in fair value of warrant liabilities to the extent the related warrants to purchase common stock are dilutive or the effect is not anti-dilutive.
(2) Excluded from the computation of net income (loss) per share-diluted for the year ended June 30, 2026, and June 30, 2024, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Year Ended June 30,
(in thousands)	2026	2025	2024
Stock options outstanding to purchase shares of common stock, unvested RSUs and shares from the ESPP	12,817	3,799	12,204

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Year Ended June 30,
(in thousands)	2026	2025	2024
Shares subject to outstanding PVUs	8,463	7,437	6,243

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock or the effect would have been anti-dilutive for the periods presented:

	Year Ended June 30,
(in thousands)	2026	2025	2024
Warrants to purchase shares of common stock	21,843	8,932	—

16.SEGMENT INFORMATION

As of July 1, 2024, the Company realigned its reportable segments. The Auto & Home business does not meet the quantitative thresholds to be required to continue to be separately disclosed as a reportable segment in accordance with ASC 280, Segment Reporting (“ASC 280”). As a result, the Auto & Home business is included in an “All Other” category. Prior period information has been recast to conform to the current presentation.

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as those described in Note 1 of the consolidated financial statements.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Year Ended June 30, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$568,234	$844,103	$185,935	$1,598,272
Intersegment revenue	7,713	832	104	8,649
Total revenue from reportable segments	$575,947	$844,935	$186,039	$1,606,921
All other revenue (1)				20,227
Eliminations of intersegment revenues				(8,649)
Total consolidated revenue				$1,618,499
(1) Represents revenue from SelectQuote Auto & Home (“SQAH”), a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$575,947	$844,935	$186,039	$1,606,921
Less:
Cost of commissions and other services revenue	(202,587)	(27,306)	(70,250)
Cost of goods sold - pharmacy revenue	—	(724,907)	—
Marketing expense (1)	(222,977)	(7,820)	(87,773)
Technical development (2)	—	(1,356)	—
Selling, general, and administrative (3)	(2,357)	(58,063)	(1,004)
Adjusted Segment EBITDA	$148,026	$25,483	$27,012	$200,521
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				13,336
Corporate (5)				(104,725)
Share-based compensation expense				(14,862)
Transaction costs (6)				(2,112)
Depreciation and amortization				(17,489)
Impairment of equity-method investment (7)				(1,000)
Loss on extinguishment of debt				(8,659)
Change in fair value of warrants				55,804
Interest expense, net				(44,527)
Income before income tax expense				$76,287
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($69.3 million), professional services ($19.1 million), and facilities ($5.2 million).
(6) These expenses primarily consist of non-restructuring severance expenses ($1.3 million) and financing transaction costs ($0.8 million).
(7) During the year ended June 30, 2026, the Company recognized an impairment charge of $1.0 million representing a full write-off of its equity-method investment.

Year Ended June 30, 2025

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
(6) These expenses primarily consist of financing transaction costs ($9.1 million) and non-restructuring severance expenses ($2.4 million).

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the year ended June 30, 2026, three insurance carrier customers accounted for 39% (UHC), 13% (Humana), and 12% (Aetna), of total revenue. For the year ended June 30, 2025, three insurance carrier customers accounted for 37% (UHC), 15% (Aetna), and 11% (Humana) of total revenue. For the year ended June 30, 2024, three insurance carrier customers accounted for 30% (UHC), 17% (Humana), and 16% (Aetna) of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

17.RELATED-PARTY TRANSACTIONS

InsideResponse sells leads to a senior healthcare distribution platform that is owned in part by individuals related to one of the Company’s shareholders or who are members of the Company’s management. The total lead generation revenue earned was less than $0.1 million for the years ended June 30, 2026, 2025, and 2024, which is recorded in commissions and other service revenue in the consolidated statements of comprehensive income (loss), as a result of this relationship. The Company did not have any outstanding accounts receivable as of June 30, 2026, and 2025.

The Company has also purchased leads from this senior healthcare distribution platform. Lead costs incurred with this firm for the years ended June 30, 2026, 2025, and 2024 were not material. The Company did not have any outstanding payables with this firm as of June 30, 2026, 2025, and 2024. In addition, the Company has acted as the Field Marketing Organization on behalf of this firm. The net financial impact of this relationship to the Company was not material for each of the years ended June 30, 2026, 2025, and 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of June 30, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer), chief financial officer (principal financial officer), and chief accounting officer (principal accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, utilizing the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2026.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. Its report is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SelectQuote, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SelectQuote, Inc. and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Kansas City, Missouri
August 25, 2026

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the 2026 Proxy Statement, to be filed with the SEC, under the heading “Proposal One: Election of Directors” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s executive officers is contained in the 2026 Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report on Form 10-K.

To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the 2026 Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the procedures by which stockholders may recommend nominees to the Board of Directors is contained in the 2026 Proxy Statement under the heading “Corporate Governance—Stockholder Recommendations and Nominations to the Board” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the 2026 Proxy Statement under the heading “Corporate Governance —Audit Committee” and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item with respect to the compensation of our directors and executive officers is contained in the 2026 Proxy Statement under the headings “Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” respectively, and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the 2026 Proxy Statement under the heading “Executive Compensation—Compensation and Risk" and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the 2026 Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Ownership and Management” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the 2026 Proxy Statement under the heading “Certain Relationships and Related Party Transactions” and is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item with respect to director independence is contained in the 2026 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Corporate Governance—Board Meetings and Committees” and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the 2026 Proxy Statement under the heading “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated by reference in this Annual Report on Form 10-K.

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

4.1	Form of Common Stock Certificate of SelectQuote, Inc. (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 15, 2020)
4.2	Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated November 4, 2019, by and among the Company and certain of its investors (incorporated by reference to Exhibit 4.2 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
4.2.1	Amendment No. 1 to the Amended and Restated Series D Preferred Stock Investors’ Rights and Stockholders Agreement, dated April 17, 2020, by and among SelectQuote, Inc. and certain of its investors (incorporated by reference to Exhibit 4.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
4.3**	Description of Capital Stock
4.4*
Form of Tranche A Warrant, dated as of February 28, 2025 (incorporated by reference to Exhibit 4.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 28, 2025)

4.5*
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

4.8	Form of Issued Warrant, dated as of October 15, 2024 (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on October 16, 2024)
10.1#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Tim Danker (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.2#	Employment Agreement, dated as of May 21, 2019, by and between the Company and William Grant III (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
10.3#	Employment Agreement, dated as of May 21, 2019, by and between the Company and Robert Grant (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.4#	SelectQuote, Inc. 2003 Stock Incentive Plan, as amended on January 26, 2012 and May 5, 2020 (incorporated by reference to Exhibit 10.5 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on May 8, 2020)
10.5#	Form of Notice of Stock Option Award under the Company’s 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)
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

10.11#	Form of Stock Option Agreement for Non-Employee Directors under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 26, 2021)
10.12#	Form of Cash Award Agreement under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on August 21, 2025)
10.13#	Form of Price-Vested Unit Agreement under SelectQuote, Inc.’s 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to SelectQuote, Inc.’s Annual Report on Form 10-K (File No. 001-39295) filed with the SEC on September 13, 2023)
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to SelectQuote, Inc.’s Registration Statement on Form S-1 (File No. 333-236555) filed with the SEC on February 21, 2020)

10.15*	Credit Agreement, dated as of January 8, 2026, by and among the Company, certain subsidiaries of the Company, the lenders party thereto, PLC Agent LLC, as Administrative Agent, and UMB Bank, N.A., as Revolver Agent (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on January 8, 2026)
10.16*
Note Purchase Agreement, dated as of October 15, 2024, by and between SQ ABS Issuer, LLC, and UMB Bank, N.A., as indenture trustee, paying agent, securities intermediary, and note registrar (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K/A (File No. 001-39295) filed with the SEC on October 18, 2024)

10.17*
Senior Preferred Purchase Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings LLC (incorporated by reference to Exhibit 10.1 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.18*
Senior Preferred Purchase Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings II LLC (incorporated by reference to Exhibit 10.2 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.19
Director Designation Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings LLC (incorporated by reference to Exhibit 10.3 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

10.20
Director Designation Agreement, dated as of February 10, 2025, by and between SelectQuote, Inc. and NL Monarch Holdings II LLC (incorporated by reference to Exhibit 10.4 to SelectQuote, Inc.’s Current Report on Form 8-K (File No. 001-39295) filed with the SEC on February 10, 2025)

19.1**	SelectQuote, Inc. Insider Trading and Information Policy
21.1**	Subsidiaries of SelectQuote, Inc.
23.1**	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1**	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of SelectQuote, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	SelectQuote, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104.1	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#     Indicates management contract or compensatory plan.
*    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy of any omitted exhibit or schedule upon request by the SEC.
**    Filed herewith.
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

SELECTQUOTE, INC.

By:	/s/ Timothy Danker
Name:	Timothy Danker
Title:	Chief Executive Officer
Date:	August 25, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 25, 2026.

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