Form 10-Q
period 2026-09-30
SelectQuote, Inc.
filed 2026-11-04
CIK 1794783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The registrant had outstanding 179,442,235 shares of common stock as of October 31, 2026.

SELECTQUOTE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	June 30, 2026
ASSETS
CURRENT ASSETS:
Cash, cash equivalents, and restricted cash	$13,444	$20,718
Accounts receivable, net of allowances of $5.5 million and $7.1 million, respectively	128,449	166,825
Commissions receivable-current	201,919	138,728
Other current assets	22,176	24,676
Total current assets	365,988	350,947
COMMISSIONS RECEIVABLE—Net	805,283	852,675
PROPERTY AND EQUIPMENT—Net	10,803	12,050
SOFTWARE—Net	18,371	18,072
OPERATING LEASE RIGHT-OF-USE ASSETS	19,514	20,511
GOODWILL	29,438	29,438
OTHER ASSETS	2,587	3,135
TOTAL ASSETS	$1,251,984	$1,286,828
LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,188	$74,033
Accrued expenses	24,718	21,049
Accrued compensation and benefits	48,038	62,265
Operating lease liabilities—current	4,246	4,448
Current portion of long-term debt	21,593	22,014
Other current liabilities	25,540	8,814
Total current liabilities	183,323	192,623
LONG-TERM DEBT, NET—less current portion	364,255	348,154
DEFERRED INCOME TAXES	40,078	49,453
OPERATING LEASE LIABILITIES	20,788	21,753
OTHER LIABILITIES	12,203	24,820
Total liabilities	620,647	636,803

	September 30, 2026	June 30, 2026
COMMITMENTS AND CONTINGENCIES (Note 11)
PREFERRED STOCK:
Senior Non-Convertible Preferred Stock, $0.01 par value, 350,000 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively, current liquidation preference of $438.6 million and $423.2 million as of September 30, 2026 and June 30, 2026, respectively.	318,374	298,213
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value—700,000,000 shares authorized; 179,420,695 and 176,470,154 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively.	1,794	1,765
Additional paid-in capital	491,470	510,047
Accumulated deficit	(180,301)	(160,000)
Total shareholders’ equity	312,963	351,812
TOTAL LIABILITIES, PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$1,251,984	$1,286,828

See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,
	2026	2025
REVENUE:
Commissions and other services	$95,963	$110,267
Pharmacy	184,044	218,544
Total revenue	280,007	328,811
OPERATING COSTS AND EXPENSES:
Cost of commissions and other services revenue	61,753	69,101
Cost of goods sold—pharmacy revenue	155,263	192,779
Marketing and advertising	46,439	61,947
Selling, general, and administrative	35,911	35,819
Technical development	9,228	9,911
Total operating costs and expenses	308,594	369,557
LOSS FROM OPERATIONS	(28,587)	(40,746)
INTEREST EXPENSE, NET	(10,966)	(11,808)
CHANGE IN FAIR VALUE OF WARRANTS	12,573	15,036
OTHER INCOME (EXPENSE), NET	463	(145)
LOSS BEFORE INCOME TAX BENEFIT	(26,517)	(37,663)
INCOME TAX BENEFIT	(6,216)	(7,204)
NET LOSS	$(20,301)	$(30,459)
Senior Non-Convertible Preferred Stock accumulated dividends and accretion	(20,161)	(17,482)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(40,462)	$(47,941)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
Basic	$(0.21)	$(0.26)
Diluted	$(0.21)	$(0.26)

WEIGHTED-AVERAGE COMMON STOCK OUTSTANDING USED IN PER SHARE AMOUNTS:
Basic	191,459	185,816
Diluted	191,459	185,816
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2026	176,470	$1,765	$510,047	$(160,000)	$351,812
Net loss	—	—	—	(20,301)	(20,301)
Vesting of restricted stock unit awards and performance stock unit awards net of shares withheld to cover tax withholdings	2,679	26	(1,041)	—	(1,015)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	272	3	(106)	—	(103)
Share-based compensation expense	—	—	2,731	—	2,731
Senior Non-Convertible Preferred Stock accretion	—	—	(4,818)	—	(4,818)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(15,343)	—	(15,343)
BALANCES-September 30, 2026	179,421	$1,794	$491,470	$(180,301)	$312,963

Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount
BALANCES-June 30, 2025	172,817	$1,728	$571,605	$(222,189)	$351,144
Net loss	—	—	—	(30,459)	(30,459)
Vesting of restricted stock unit awards net of shares withheld to cover tax withholdings	2,620	26	(2,064)	—	(2,038)
Vesting of price vested unit awards net of shares withheld to cover tax withholdings	510	5	(427)	—	(422)
Share-based compensation expense	—	—	4,327	—	4,327
Senior Non-Convertible Preferred Stock accretion	—	—	(4,176)	—	(4,176)
Senior Non-Convertible Preferred Stock accumulated dividends	—	—	(13,306)	—	(13,306)
BALANCES-September 30, 2025	175,947	$1,759	$555,959	$(252,648)	$305,070
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,301)	$(30,459)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	4,460	4,300
Loss on disposal of property, equipment, and software	74	—
Share-based compensation expense	2,731	4,327
Deferred income taxes	(9,374)	(9,168)
Amortization of debt issuance costs and debt discount	964	1,184
Change in fair value of warrants	(12,573)	(15,036)
Non-cash lease expense	997	1,021
Changes in operating assets and liabilities:
Accounts receivable, net	38,375	46,902
Commissions receivable	(15,799)	(29,001)
Other assets	2,669	2,371
Accounts payable and accrued expenses	(10,864)	11,395
Operating lease liabilities	(1,165)	(1,105)
Other liabilities	2,626	(8,354)
Net cash used in operating activities	(17,180)	(21,623)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(658)	(1,058)
Purchases of software and capitalized software development costs	(2,989)	(2,926)
Net cash used in investing activities	(3,647)	(3,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	169,000	80,000
Payments on revolving credit facility	(148,000)	(65,000)
Payments on Term Loans	(2,031)	(3,573)
Payments on ABS Notes	(4,232)	(4,543)
Payments on other debt	(147)	(112)
Payments of tax withholdings related to net share settlement of equity awards	(1,118)	(2,460)
Payments of debt issuance costs	—	(72)
Net cash provided by financing activities	13,472	4,240
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,355)	(21,367)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	21,677	37,066
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$14,322	$15,699

SELECTQUOTE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net	$(9,941)	$(10,380)
Payment of income taxes, net	(1,508)	(220)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	219	573
Senior Non-Convertible Preferred Stock accretion	4,818	4,176
Senior Non-Convertible Preferred Stock accumulated dividends	15,343	13,306
See accompanying notes to the condensed consolidated financial statements.

SELECTQUOTE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business—SelectQuote, Inc. (together with its subsidiaries, the “Company” or “SelectQuote”) is a leading technology-enabled, direct-to-consumer distribution platform for selling insurance policies and healthcare services. We contract with insurance carriers to sell senior health, life, and auto and home insurance policies by telephone to individuals throughout the United States through the use of multi-channel marketing and advertising campaigns. SelectQuote’s Senior division (“Senior”) sells Medicare Advantage, Medicare Supplement, Medicare Part D, and other ancillary senior health insurance related products, and also includes a small lead generation business. SelectQuote’s Life division (“Life”) sells term life, final expense, and other ancillary products, and SelectQuote’s Auto & Home division (“Auto & Home”) primarily sells non-commercial auto and home, property and casualty insurance products. The Healthcare Services division (“Healthcare Services”) includes SelectRx, Population Health, and SelectPatient Management (“SPM”). SelectRx is a Patient-Centered Pharmacy HomeTM (“PCPH”) accredited pharmacy, which offers essential prescription medications, OTC medications, customized medication packaging, and medication therapy management. Population Health uses data from personal Health Risk Assessments (“HRAs”) completed by our agents to connect the consumer to the relevant health-related service, like SelectRx, SPM, or one of our many health-related partners. SPM, a chronic care management platform, helps patients navigate their chronic conditions and manage them using a comprehensive treatment plan.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements include the accounts of SelectQuote, Inc., and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with those rules and regulations and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission on August 25, 2026 (the “Annual Report”), and include all adjustments necessary for the fair presentation of our financial position for the periods presented. Our results for the periods presented in our financial statements are not necessarily indicative of the results to be expected for any subsequent period, including for the year ending June 30, 2027, and therefore should not be relied upon as an indicator of future results. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2026.

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

(in thousands)	September 30, 2026	June 30, 2026
Current assets:
Cash and cash equivalents	$9,748	$16,032
Restricted cash - current	3,696	4,686
Total current assets	13,444	20,718
Other assets:
Other assets	878	959
Total cash, cash equivalents and restricted cash	$14,322	$21,677

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

In 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes the stage-based capitalization model under Accounting Standards Codification (“ASC”) 350-40 and replaces it with a framework requiring capitalization to begin when management has authorized and committed to funding a software project and it is probable the project will be completed and the software will perform as intended. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this ASU on its financial statements

In April 2026, the FASB issued ASU No. 2026-01 - Equity (Topic 505) - Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This ASU requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured based on the preferred stock’s contractual PIK dividend rate. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The ASU can be applied on a fully prospective basis, or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. No material impact is expected to our financial statements as our current accounting for PIK dividends is consistent with the guidance in ASU 2026-01.

2.REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers—The disaggregation of revenue by segment and product is depicted for the periods presented below, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended September 30,
(in thousands)	2026	2025
Senior:
Medicare advantage commissions	$45,385	$48,077
Other Senior commissions	2,981	2,669
Other services	2,440	8,250
Total Senior revenue	50,806	58,996
Healthcare Services:
Pharmacy	184,044	218,544
Other services	2,234	2,807
Total Healthcare Services revenue	186,278	221,351
Life:
Term commissions	20,499	19,280
Final expense commissions	16,712	21,946
Other services	5,588	5,421
Total Life revenue	42,799	46,647
All other:
Commissions	2,100	3,647
Other services	142	—
Total All other revenue	2,242	3,647
Eliminations:
Commissions	(835)	(652)
Other services	(1,283)	(1,178)
Total Elimination revenue	(2,118)	(1,830)
Total Commissions and other services revenue	95,963	110,267
Total Pharmacy revenue	184,044	218,544
Total Revenue	$280,007	$328,811

Contract Balances—The Company has contract assets related to commissions receivable from its insurance carrier partners, with the movement over time as the policy is renewed between long-term and short-term commissions receivable and accounts receivable, net being the main activity, along with commission revenue adjustments from changes in estimates.

A roll forward of commissions receivable (current and long-term) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2026	$991,403
Commission revenue from revenue recognized	26,738
Net commission revenue adjustment from change in estimate	18
Amounts recognized as accounts receivable, net	(10,957)
Balance as of September 30, 2026	$1,007,202

For the three months ended September 30, 2026, the less than $0.1 million net commission revenue adjustment from change in estimate includes adjustments related to revenue recognized in prior fiscal years, based on the Company’s reassessment of each of its cohorts’ transaction prices. It includes positive adjustments of $0.2 million and $0.3 million for Senior and Life, offset by a negative adjustment of $0.5 million related to the Company’s All other non-reportable segment. Refer to Note 15 to the condensed consolidated financial statements for further details on the Company’s reportable segments.

The Company’s contract liabilities are included within other current liabilities on the condensed consolidated balance sheets and represent unamortized upfront payments received for commission revenue for which the performance obligations have not yet been met and are anticipated to be recognized over the next twelve months.

A roll forward of contract liabilities (current) is shown below for the period presented:

(in thousands)
Balance as of June 30, 2026	$899
Commission and other services revenue recognized	(33)
Amounts recognized as contract liabilities	17,635
Balance as of September 30, 2026	$18,501

3.PROPERTY AND EQUIPMENT—NET

Property and equipment—net consisted of the following:

(in thousands)	September 30, 2026	June 30, 2026
Computer hardware	$18,775	$18,745
Machinery and equipment(1)	19,957	20,133
Leasehold improvements	17,407	17,413
Furniture and fixtures	4,570	4,671
Work in progress	633	259
Total	61,342	61,221
Less accumulated depreciation(2)	(50,539)	(49,171)
Property and equipment—net	$10,803	$12,050
(1) Includes financing lease right-of-use assets.
(2) During the three months ended September 30, 2026, the Company disposed of $0.2 million of property and equipment and $0.1 million of related accumulated depreciation, resulting in a net loss on disposal of property and equipment of less than $0.1 million.

Work in progress as of September 30, 2026 and June 30, 2026, primarily represents equipment utilized in SelectRx operations not yet put into service and not yet being depreciated. Depreciation expense for the three months ended September 30, 2026, and 2025 was $1.6 million, and $1.9 million, respectively.

4.SOFTWARE—NET

Software—net consisted of the following:

(in thousands)	September 30, 2026	June 30, 2026
Software	$33,808	$32,535
Work in progress	557	621
Total	34,365	33,156
Less accumulated amortization(1)	(15,994)	(15,084)
Software—net	$18,371	$18,072
(1) During the three months ended September 30, 2026, the Company disposed of $1.6 million of fully amortized software.

Work in progress represents costs incurred for software not yet put into service and not yet being amortized. For the three months ended September 30, 2026 and 2025, the Company capitalized internal-use software and website development costs of $2.8 million, and $2.9 million, respectively, and recorded amortization expense of $2.5 million, and $2.1 million, respectively.

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

During the three months ended September 30, 2026, the Company did not enter into any operating or finance leases.

During the three months ended September 30, 2025, the Company entered into one finance lease and added equipment to two existing finance leases, resulting in new right-of-use assets obtained in exchange for new lease liabilities of $0.4 million.

Lease Costs—The components of lease costs were as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2026	2025
Finance lease costs(1)	$202	$225
Operating lease costs(2)	1,786	1,929
Short-term lease costs	65	66
Variable lease costs(3)	155	236
Sublease income	(549)	(526)
Total net lease costs	$1,659	$1,930
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

Maturities of Lease Liabilities—As of September 30, 2026, remaining maturities of lease liabilities for each of the next five fiscal years and thereafter are as follows:

(in thousands)	Operating leases	Finance leases	Total
Remainder fiscal 2027	$5,312	$561	$5,873
2028	6,906	709	7,615
2029	7,006	417	7,423
2030	4,615	30	4,645
2031	4,259	—	4,259
Thereafter	8,726	—	8,726
Total undiscounted lease payments	36,824	1,717	38,541
Less: interest	11,790	244	12,034
Present value of lease liabilities	$25,034	$1,473	$26,507

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

As of September 30, 2026, the future minimum fixed sublease receipts under non-cancelable operating lease agreements are as follows:

(in thousands)	Total
Remainder fiscal 2027	$1,499
2028	1,931
2029	1,931
2030	161
2031	—
Total sublease income	$5,522

6.INTANGIBLE ASSETS AND GOODWILL

Intangible assets—The carrying amounts, accumulated amortization, net carrying value, and weighted average remaining life of our definite-lived amortizable intangible assets are presented below (dollars in thousands, useful life in years):

	September 30, 2026			June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,423	$(1,412)	$11	$1,423	$(1,409)	$14
Proprietary software	4,342	(3,792)	550	4,342	(3,517)	825
Non-compete agreements	100	(100)	—	100	(100)	—
Total intangible assets	$5,865	$(5,304)	$561	$5,865	$(5,026)	$839

The Company's intangible assets are included within other assets on the condensed consolidated balance sheets and include those long-lived intangible assets acquired as part of acquisitions. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment triggers identified with respect to the Company’s long-lived assets during the three months ended September 30, 2026 and 2025.

For the three months ended September 30, 2026 and 2025, amortization expense related to intangible assets totaled $0.3 million and $0.3 million, respectively, recorded in selling, general and administrative expense in the condensed consolidated statements of comprehensive loss. The weighted-average remaining useful life of intangible assets was 0.5 years and 0.8 years as of September 30, 2026 and June 30, 2026, respectively.

As of September 30, 2026, expected amortization expense in future fiscal periods were as follows (in thousands):

	Proprietary Software	Customer relationships	Total
Remainder of 2027	$550	$11	$561
Total	$550	$11	$561

Goodwill—The Company recorded as goodwill the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as part of prior period acquisitions. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date and becomes identified with that reporting unit in its entirety. As such, the reporting unit as a whole supports the recovery of its goodwill. As of September 30, 2026, the Company’s goodwill balance of $29.4 million, all of which is assigned to the Healthcare Services reporting unit and reportable segment, was related to the acquisitions of Express Meds, Simple Meds, and SelectPatient Management.

The Company performs its annual goodwill impairment testing as of April 1, or more frequently if it believes that indicators of impairment exist. During the three months ended September 30, 2026 and 2025, there were no indicators of impairment.

7.DEBT

Debt consisted of the following:

(in thousands)	September 30, 2026	June 30, 2026
Term Loan	$320,938	$322,969
Revolving Credit Facility	21,000	—
Class A Notes	35,797	38,336
Class B Notes	23,865	25,558
Unamortized debt issuance costs and debt discount	(15,752)	(16,695)
Total debt	385,848	370,168
Less current portion of long-term debt:	(21,593)	(22,014)
Long-term debt	$364,255	$348,154

The combined aggregate amount of expected payments associated with the Notes and maturities associated with the Senior Secured Credit Facility as of September 30, 2026 are as follows:

(in thousands)	Remainder fiscal 2027	2028	2029	2030	2031	Total
Revolving Credit Facility	$—	$—	$—	$—	$21,000	$21,000
Term Loan	6,094	14,219	16,250	16,250	268,125	320,938
Class A Notes	8,053	8,650	19,094	—	—	35,797
Class B Notes	5,369	5,767	12,729	—	—	23,865
Total obligations	$19,516	$28,636	$48,073	$16,250	$289,125	$401,600

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

The Credit Agreement contains customary affirmative and negative covenants, including requirements to maintain a minimum fixed charge coverage ratio and a minimum liquidity threshold. As of September 30, 2026, the Company was in compliance with these covenants.

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

In connection with the Company’s entry into the Credit Agreement, the Company incurred $9.8 million in debt discounts, primarily comprised of an original issue discount and arrangement fees paid to the administrative agent. The Company also incurred $7.3 million in third-party issuance costs. These amounts are amortized to interest expense, net in the Company’s condensed consolidated statements of comprehensive loss using the effective interest method. The effective interest rate for the Term Loan is approximately 10.3%.

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

Revolving Credit Facility

The Revolving Credit Facility provides for a $71.7 million revolving line of credit, which increases to $90.0 million during the months of December and January. Borrowings under the Revolving Credit Facility bear interest at a rate equal to SOFR (subject to a 3.00% floor) plus 4.00%. As the Senior Secured Credit Facility provides for increased borrowing capacity under the Revolving Credit Facility, $0.2 million in new issuance costs and $0.2 million in remaining unamortized costs were recorded as non-current assets on the Company’s condensed consolidated balance sheets. The costs are being amortized as interest expense, net in the Company’s condensed consolidated statements of comprehensive loss using the straight-line method over the term of the facility.

As of September 30, 2026, the Company had $21.0 million in outstanding borrowings under the Revolving Credit Facility.

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

The Notes are secured by a specified pool of renewal commissions that include both accounts receivable for policy renewals as well as commissions receivable for estimated future policy renewals (collectively, the “Subject Renewal Commissions”). The Subject Renewal Commissions are associated with underlying Medicare Advantage policies effective prior to January 1, 2024 and active as of August 31, 2024. As of September 30, 2026, and June 30, 2026, there were $13.5 million, and $18.8 million, respectively, of Subject Renewal Commissions included on the condensed consolidated balance sheets.

Under the terms of the Indenture, the Company services the transferred Subject Renewal Commissions, and the related collections are remitted to a segregated bank account. The funds in the segregated account are used only to fund payments related to the Indenture and is considered restricted cash.. The Company’s restricted cash balance totaled $4.6 million as of September 30, 2026, of which $3.7 million was included within cash, cash equivalents, and restricted cash and $0.9 million was classified as long-term and included within other assets on the Company’s condensed consolidated balance sheets. The Company’s restricted cash balance totaled $5.6 million as of June 30, 2026, of which $4.7 million was included within cash, cash equivalents, and restricted cash and $0.9 million was classified as long-term and included within other assets on the Company’s condensed consolidated balance sheet.

The Notes contain covenants that, among other things, limit the ability of the Issuer to: (i) sell, transfer, or dispose of assets without the consent of a majority of the noteholders, (ii) create or permit liens on its assets (other than certain permitted liens) and (iii) incur indebtedness (other than permitted indebtedness).

The Notes issued in connection with the Indenture bear interest on the unpaid principal amount at 7.80% and 9.65% for Class A and Class B Notes, respectively. The Notes amortize based on a target loan-to-value calculation, and if any Notes remain outstanding after September 2028, then all available funds of the Issuer will be swept to pay down the Notes. After September 2028 and October 2030, interest will increase an additional 2.00% and 4.00% per annum, respectively, on any Notes outstanding. The effective interest rate for the Class A and Class B Notes as of September 30, 2026 was 9.11% and 11.02%, respectively.

During the three months ended September 30, 2026, the Company repaid $4.2 million of the outstanding balance on the Notes.

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

The Issuer, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary because it has the power over the significant activities of the VIE in its capacity as the servicer of the Subject Renewal Commissions. As such, the Issuer’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of September 30, 2026, and June 30, 2026, the Issuer’s liabilities included in the condensed consolidated balance sheets primarily consisted of the borrowings under the Indenture of $59.7 million, and $63.9 million.

8.Senior Non-Convertible Preferred Stock

On February 10, 2025, the Company entered into the Senior Non-Convertible Preferred Stock Purchase Agreements with each of NL Monarch Holdings LLC (“Morgan Stanley”) and NL Monarch Holdings II LLC (“Bain Capital” and together with Morgan Stanley, the “Investors”), providing for an aggregate investment by the Investors of $350.0 million in the Company (collectively, the “Investment”). In exchange for the Investment, the Company issued to the Investors 350,000 shares of Senior Non-Convertible Preferred Stock of the Company, par value $0.01 per share, (the “Senior Non-Convertible Preferred Stock”), with a face value per share of $1,000 (“Original Liquidation Preference”), and agreed to issue to the Investors up to an aggregate amount of 30,833,333 warrants to purchase shares of the Company’s common stock, par value $0.01 (the “Senior Non-Convertible Preferred Stock Warrants”). Refer to Note 9 to the condensed consolidated financial statements for further detail on the Senior Non-Convertible Preferred Stock Warrants. At close, the Company reimbursed certain of the Investors’ expenses and paid to the Investors an aggregate closing fee of 3.00% of the aggregate purchase price.

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

9.Warrants to Purchase Shares of Common Stock

Warrants

Concurrent with the entry into the Indenture on October 15, 2024, the Company issued an aggregate 5,568,360 warrants to the term lenders under the previous credit facility, dated November 5, 2019 (the “Warrants”). The Warrants were divided into four tranches. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.00 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant agreements. The exercise price of the Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrants expire four years after the initial vesting date.

On October 15, 2025, the first tranche of the Warrants vested in accordance with their terms. The remaining unvested Warrants were cancelled on January 8, 2026 upon repayment of the term loans under the previous credit facility. As a result of the cancellation, the Company recognized a non-cash gain of $4.2 million within the change in fair value of warrants in the accompanying condensed consolidated statements of comprehensive loss during the fiscal year ended June 30, 2026.

The Company evaluated the Warrants under ASC 815, and concluded that they do not meet the criteria to be classified in stockholders’ equity and should be classified as a derivative liability. For the Warrants, this conclusion was reached due to the variable settlement amount of the Warrant shares. Therefore, the freestanding Warrants are reflected as liabilities on the condensed consolidated balance sheets at their estimated fair value. Subsequent changes in the estimated fair value are reflected in change in fair value of warrants in the accompanying condensed consolidated statements of comprehensive loss.

Senior Non-Convertible Preferred Stock Warrants

Pursuant to the Senior Non-Convertible Preferred Stock Purchase Agreements, the Company agreed to issue to the Investors warrants to purchase up to an aggregate 30,833,333 shares of the Company’s common stock. The issued Senior Non-Convertible Preferred Stock Warrants are divided into three tranches: (A) warrants to purchase 13,481,481 shares of Common Stock at an initial exercise price of $0.01 per share; (B) warrants to purchase 10,111,111 shares of Common Stock at an initial exercise price of $3.92 per share; and (C) warrants to purchase 7,240,741 shares of Common Stock at an initial exercise price of $5.50 per share. Each Investor is entitled to receive one-half of each tranche of the Senior Non-Convertible Preferred Stock Warrants, subject to the conditions described below. The exercise price of the Senior Non-Convertible Preferred Stock Warrants and the number of shares issuable upon exercise are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Company issued 85% of the Senior Non-Convertible Preferred Stock Warrants that are allocated to each Investor on February 28, 2025. The Senior Non-Convertible Preferred Stock Warrants are fully vested and exercisable, payable in cash or on a cashless basis according to the formula set forth therein, upon issuance. On January 2, 2026, the Company issued the remaining 15% of the Senior Non-Convertible Preferred Stock Warrants (the “Contingent Warrants”) that were allocated to each Investor. The Senior Non-Convertible Preferred Stock Warrants expire ten years following the date of issuance. As of September 30, 2026, none of the Senior Non-Convertible Preferred Stock Warrants had been exercised.

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

The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable, accrued compensation, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and June 30, 2026 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$10,280	$10,280

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Other long-term liabilities
Warrant liability	$—	$—	$22,853	$22,853

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

The expected life of the Warrants is assumed to be equivalent to their remaining contractual term based upon the vesting date. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the Warrants. The Company does not plan to pay a dividend during the Warrant term, nor have they historically, thus the dividend rate will remain at zero.

The fair value of the Warrants has been estimated with the following assumptions:

September 30, 2026
Tranche 1
Stock price(1)	$0.41
Exercise price	$3.00
Expected volatility	93.43%
Risk-free interest rate	4.89%
Expected dividend-yield	—%
Expected life	3.04 years
Fair value per warrant	$0.09
(1) The stock price is based on the closing stock price as of September 30, 2026.

June 30, 2026
Tranche 1
Stock price(1)	$0.84
Exercise price	$3.00
Expected volatility	99.17%
Risk-free interest rate	4.07%
Expected dividend-yield	—%
Expected life	3.29 years
Fair value per warrant	$0.34
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

The fair value of the Senior Non-Convertible Preferred Stock Warrants has been estimated with the following assumptions:

	September 30, 2026
	Tranche A	Tranche B	Tranche C
Stock price(1)	$0.41	$0.41	$0.41
Exercise price	$0.01	$3.92	$5.50
Expected volatility	102.36%	102.36%	102.36%
Risk-free interest rate	5.13%	5.13%	5.13%
Expected dividend-yield	—%	—%	—%
Expected life	8.37 years	8.37 years	8.37 years
Fair value per warrant	$0.40	$0.28	$0.26
(1) Represents the closing price per share of the Company’s common stock as of September 30, 2026.

	June 30, 2026
	Tranche A	Tranche B	Tranche C
Stock price(1)	$0.84	$0.84	$0.84
Exercise price	$0.01	$3.92	$5.50
Expected volatility	102.52%	102.52%	102.52%
Risk-free interest rate	4.31%	4.31%	4.31%
Expected dividend-yield	—%	—%	—%
Expected life	8.62 years	8.62 years	8.62 years
Fair value per warrant	$0.84	$0.65	$0.62
(1) Represents the closing price per share of the Company’s common stock as of June 30, 2026.

Changes in Level 3 fair value measurements were as follows:

(in thousands)	Warrant Liability
Balance as of June 30, 2026	$22,853
Change in fair value	(12,573)
Balance as of September 30, 2026	$10,280

11.COMMITMENTS AND CONTINGENCIES

Lease Obligations—Refer to Note 5 to the condensed consolidated financial statements for commitments related to our operating leases.

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

On August 19, 2025, the Company and co-defendants eHealth, Inc., GoHealth, Inc., Aetna Life Insurance Company (“Aetna”), Humana Inc. (“Humana”), and Elevance Health, Inc. (“Elevance”), and certain of their corporate affiliates (collectively with Aetna, Humana, and Elevance, the “Carriers”), filed a joint motion to dismiss the government’s complaint for failure to state a claim upon which relief can be granted. The Company, together with co-defendants eHealth, Inc. and GoHealth, Inc. (collectively, the “Brokers” and, together with the Carriers, the “Defendants”), also filed an additional motion to dismiss on separate grounds. On October 20, 2025, the government filed motions in opposition to the joint motion to dismiss and the Brokers’ separate motion to dismiss. Replies to the government’s oppositions to the joint motion and separate Brokers’ motion, respectively, were filed on December 19, 2025. On March 26, 2026, the court issued an order denying the Defendants’ motions to dismiss on all counts other than the government’s claim for unjust enrichment, which was dismissed. On April 30, 2026, Defendants filed a motion for partial reconsideration of the court’s denial of Defendants’ motion to dismiss, and the government filed its response to Defendants’ motion on May 8, 2026. The motion for partial reconsideration was denied on September 24, 2026. On May 22, 2026, the Company filed its answer to the government’s complaint in partial intervention. On July 2, 2026, the relator’s independent claims were voluntarily dismissed without prejudice.

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

12.SHAREHOLDERS’ EQUITY

Common Stock—As of September 30, 2026, the Company has reserved the following authorized, but unissued, shares of common stock:

ESPP	159
Stock awards outstanding under 2020 Plan	21,695,494
Stock awards available for grant under 2020 Plan	1,726,703
Options outstanding under 2003 Plan	317,606
Total	23,739,962

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

The number of shares of common stock available for issuance as of September 30, 2026, pursuant to future awards under the Company’s 2020 Stock Plan is 1,726,703. The number of shares of the Company’s common stock reserved under the 2020 Stock Plan is subject to an annual increase on the first day of each fiscal year beginning on July 1, 2021, equal to 3% of the total outstanding shares of common stock as of the last day of the immediately preceding fiscal year. The maximum number of shares of common stock that may be issued upon the exercise of ISOs will be 4,000,000. The shares of common stock covered by any award that is forfeited, terminated, expired, or lapsed without being exercised or settled for cash will again become available for issuance under the 2020 Stock Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to the Company (by actual delivery or attestation), or if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the share reserve shall nonetheless be reduced by the gross number of shares subject to the award.

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

Total share-based compensation for stock awards included in selling, general and administrative expense in the condensed consolidated statements of comprehensive loss was as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2026	2025
Share-based compensation related to:
Equity classified stock options	$—	$177
Equity classified RSUs	2,178	2,527
Equity classified PVUs	553	1,623
Total	$2,731	$4,327

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

During the three months ended September 30, 2026 and 2025, there were no stock options granted. The following table summarizes stock option activity under the Stock Plans for the three months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding—June 30, 2026	3,196,895	$12.16
Options exercised	—	—
Options forfeited/expired/cancelled	(118,560)	2.47
Outstanding—September 30, 2026	3,078,335	$12.53	4.34	$—
Vested and exercisable—September 30, 2026	3,078,335	$12.53	4.34	$—

As of September 30, 2026, there was no unrecognized share-based compensation cost related to unvested stock options granted.

During the three months ended September 30, 2026, and 2025, there were no stock options exercised.

Restricted Stock Units—The Company grants RSUs to eligible employees, non-employee directors, and contractors. These awards generally vest over a period of one to three years. Fair value of the RSUs is determined based on the market price of the Company’s common stock at the grant date and share-based compensation expense is recognized over the requisite service period.

The following table summarizes restricted stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2026	9,369,321	$1.96
Granted	5,147,062	0.75
Vested	(4,039,838)	1.94
Forfeited	(150,214)	2.26
Unvested as of September 30, 2026	10,326,331	$1.36

As of September 30, 2026, there was $11.3 million of unrecognized share-based compensation cost related to unvested restricted stock units outstanding, which is expected to be recognized over a weighted-average period of 1.91 years.

Price-Vested Units—During the three months ended September 30, 2026, and 2025, the Company issued PVUs for which vesting is subject to the fulfillment of both a service period and the achievement of stock price hurdles during the relevant performance period. The awards granted during the three months ended September 30, 2026, and 2025, respectively, are divided into three separate tranches, each subject to a different price hurdle. Price hurdles are achieved when the average closing price per share of the Company’s common stock over any 60-trading day period during the five-year performance period meets or exceeds the relevant price hurdle. An employee is eligible to vest in one-third of the awards in each tranche after each year of service, but subject to the achievement of the stock-price hurdle attached to each tranche. As a result, share-based compensation will be recognized on a straight-line basis across nine tranches over each tranche’s requisite service period, which is the greater of the derived service period and the explicit service period.

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs granted during the three months ended September 30, 2026:

	Number of Shares per Tranche	Grant Date Fair Value (per Share)	Stock Price Hurdle (per Share)	Performance Period	Requisite Service Period
Tranche 1	804,167	$0.68	$2.00	August 1, 2026 - August 1, 2031	1.25 years - 3 years
Tranche 2	804,166	$0.65	$3.00	August 1, 2026 - August 1, 2031	1.69 years - 3 years
Tranche 3	804,167	$0.62	$4.00	August 1, 2026 - August 1, 2031	2 years - 3 years

The following table summarizes the number of shares, stock price hurdles, service periods, and performance periods for each tranche, for the PVUs awarded during the three months ended September 30, 2025:

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

The Company used the following weighted-average assumptions for the PVUs granted during the period presented below:

	Shares Granted August 1, 2026	Shares Granted August 1, 2025
Share price as of grant date	$0.75	$1.74
Volatility	110.7%	104.2%
Risk-free interest rate	4.4%	3.7%
Cost of Equity	19.6%	15.8%
Dividend yield	—%	—%

The following table summarizes price-vested stock unit activity under the 2020 Stock Plan for the three months ended September 30, 2026:

	Number of Price-Vested Units	Weighted-Average Grant Date Fair Value
Unvested as of June 30, 2026	8,360,087	$1.96
Granted	2,412,500	$0.65
Vested	(409,649)	$2.86
Forfeited	(1,754,504)	$1.29
Unvested as of September 30, 2026	8,608,434	$1.69

During the year ended June 30, 2025, the $2.50, and $3.13 stock price hurdles were achieved. During the three months ended September 30, 2026, one-third of the awards in the first tranche of PVUs with a $2.50 price hurdle that were granted during the three months ended September 30, 2023 vested, and one-third of the awards in the first tranche of PVUs with a $3.13 price hurdle that were granted during the three months ended September 30, 2024 vested.

As of September 30, 2026, there was $3.3 million of unrecognized share-based compensation cost related to unvested PVUs outstanding, which is expected to be recognized over a weighted-average period of 1.57 years.

ESPP—The purpose of the Company’s ESPP is to provide the Company's eligible employees with an opportunity to purchase shares on the exercise date at a price equal to 85% of the fair market value of the Company’s common stock as of either the exercise date or the first day of the relevant offering period, whichever is lesser. The ESPP was suspended effective April 1, 2023, and as of September 30, 2026 there are 159 shares reserved for future issuance under the plan.

13.INCOME TAXES

For the three months ended September 30, 2026, and 2025, the Company recognized income tax benefits of $6.2 million and $7.2 million, respectively, representing effective tax rates of 23.4% and 19.1%, respectively. The differences from the federal statutory tax rate to the effective tax rates for the three months ended September 30, 2026, and 2025, primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation.

As of September 30, 2026, the Company has a valuation allowance of $35.7 million for deferred tax assets related to certain federal and state specific net operating losses, Internal Revenue Code Section 163(j) carryforwards, and credits, as it is more likely than not that those assets will not be realized. The Company is no longer in a three-year cumulative loss position based on pretax income adjusted for permanent differences. However, in reassessing the valuation allowance, management concluded it still cannot reliably forecast future taxable income beyond the reversal of existing taxable temporary differences. The Company’s valuation allowance analysis focuses on the expected future reversals of existing taxable temporary differences and does not include forecasted taxable income from future operations. Aside from the certain deferred tax assets related to federal and state credits and other attributes noted above where a valuation allowance has been established, the Company continues to recognize its deferred tax assets as of September 30, 2026 as it believes it is more likely than not that the net deferred tax assets will be realized. The Company will continue to evaluate the realizability of its deferred tax assets.

14.NET LOSS PER SHARE

The Company calculates net loss per share as defined by ASC 260, Earnings per Share (“ASC 260”). Basic net loss per share (“Basic EPS”) is computed by dividing net loss attributable to common shareholders by the weighted-average common stock outstanding during the respective period. Per ASC 260, shares issuable for little to no consideration (“Penny Warrants”) should be included in the number of outstanding shares used for Basic EPS. As of September 30, 2026 and 2025, the Company included the Tranche A Senior Non-Convertible Preferred Stock Warrants outstanding in the denominator of Basic EPS since the exercise price was $0.01 per share thus are considered Penny Warrants. As of September 30, 2025, the Tranche A Contingent Warrants were excluded from Penny Warrants as the contingency had not yet been resolved. Refer to Note 9 of the condensed consolidated financial statements for further details.

Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common and common equivalent shareholders by the total of the weighted-average common stock outstanding and common equivalent shares outstanding during the respective period. For the purpose of calculating the Company’s Diluted EPS, common equivalent shares outstanding include common shares issuable upon the exercise of outstanding employee stock options, unvested RSUs, PVUs assuming market conditions are satisfied as of the end of the reporting period, common shares issuable upon the conclusion of each ESPP offering period, Warrants, and Senior Non-Convertible Preferred Stock Warrants (excluding the Penny Warrants). The number of common equivalent shares outstanding has been determined in accordance with the treasury stock method for employee stock options, RSUs, PVUs, common stock issuable pursuant to the ESPP, Warrants, and Senior Non-Convertible Preferred Stock Warrants to the extent they are dilutive. Under the treasury stock method, the exercise price paid by the option holder and future share-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

The following table sets forth the computation of net loss per share for the periods presented:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net loss attributable to common shareholders, basic	$(40,462)	$(47,941)
Change in fair value of warrants(1)	—	—
Net loss attributable to common shareholders, diluted	(40,462)	(47,941)
Denominator:
Weighted-average common stock outstanding, basic	191,459	185,816
Stock options outstanding to purchase shares of common stock including unvested RSUs and from the ESPP(2)	—	—
Dilutive effect of warrants to purchase common stock	—	—
Weighted-average common stock outstanding, diluted	191,459	185,816

Net loss per share—basic:	$(0.21)	$(0.26)

Net loss per share—diluted:	$(0.21)	$(0.26)
(1) Includes the change in fair value of warrant liabilities to the extent the related warrants to purchase common stock are dilutive or the effect is dilutive.
(2) Excluded from the computation of net loss per share-diluted for the three months ended September 30, 2026, and September 30, 2025, because the effect would have been anti-dilutive.

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended September 30,
(in thousands)	2026	2025
Stock options outstanding to purchase shares of common stock, unvested RSUs and shares from the ESPP	13,121	12,593

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,
(in thousands)	2026	2025
Shares subject to outstanding PVUs	8,608	8,639

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the exercise price of the warrants exceeded the average market price of the Company's common stock or the effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,
(in thousands)	2026	2025
Warrants to purchase shares of common stock	18,744	24,942

15.SEGMENT INFORMATION

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as those described in Note 1 of the condensed consolidated financial statements.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Three Months Ended September 30, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$49,206	$185,808	$42,751	$277,765
Intersegment revenue	1,600	470	48	2,118
Total revenue from reportable segments	$50,806	$186,278	$42,799	$279,883
All other revenue (1)				2,242
Eliminations of intersegment revenues				(2,118)
Total consolidated revenue				$280,007
(1) Represents revenue from SelectQuote Auto & Home (“SQAH”), a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$50,806	$186,278	$42,799	$279,883
Less:
Cost of commissions and other services revenue	(36,201)	(5,620)	(15,579)
Cost of goods sold - pharmacy revenue	—	(153,693)	—
Marketing expense (1)	(26,387)	(1,791)	(19,579)
Technical development (2)	—	(250)	—
Selling, general, and administrative (3)	(521)	(13,693)	(347)
Adjusted Segment EBITDA	$(12,303)	$11,231	$7,294	$6,222
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				569
Corporate (5)				(23,799)
Share-based compensation expense				(2,731)
Transaction and severance costs (6)				(3,851)
Depreciation and amortization				(4,460)
Loss on disposal of property, equipment, and software, net				(74)
Change in fair value of warrants				12,573
Interest expense, net				(10,966)
Loss before income tax benefit				$(26,517)
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($16.3 million), professional services ($3.7 million), and facilities ($1.1 million).
(6) These expenses primarily consist of restructuring severance expenses ($3.8 million).

Three Months Ended September 30, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$57,297	$221,238	$46,629	$325,164
Intersegment revenue	1,699	113	18	1,830
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
All other revenue (1)				3,647
Eliminations of intersegment revenues				(1,830)
Total consolidated revenue				$328,811
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
Less:
Cost of commissions and other services revenue	(41,897)	(6,301)	(17,979)
Cost of goods sold - pharmacy revenue	—	(191,398)	—
Marketing expense (1)	(37,630)	(2,389)	(22,760)
Technical development (2)	—	(438)	—
Selling, general, and administrative (3)	(505)	(13,613)	(338)
Adjusted Segment EBITDA	$(21,036)	$7,212	$5,570	$(8,254)
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				1,888
Corporate (5)				(25,713)
Share-based compensation expense				(4,327)
Transaction and severance costs (6)				(185)
Depreciation and amortization				(4,300)
Change in fair value of warrants				15,036
Interest expense, net				(11,808)
Loss before income tax benefit				$(37,663)
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

Revenues from each of the reportable segments are earned from transactions in the United States and follow the same accounting policies used for the Company’s condensed consolidated financial statements. All of the Company’s long-lived assets are located in the United States. For the three months ended September 30, 2026, two insurance carrier customers accounted for 44% (UHC), and 11% (Aetna), of total revenue. For the three months ended September 30, 2025, two insurance carrier customers accounted for 44% (UHC), and 11% (Aetna), of total revenue. For all periods presented, the revenue was provided by both the Senior and Healthcare Services segments.

16.     RELATED-PARTY TRANSACTIONS

In accordance with ASC 850, Related-party Transactions, the Company has evaluated related-party relationships and transactions for the periods presented. There were no material related-party transactions during the three months ended September 30, 2026, and no changes in related-party arrangements from those described in our Annual Report. As of September 30, 2026, there were no outstanding balances due to or from related parties.

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

The Company continues to leverage strategic investments in artificial intelligence (“AI”) capabilities that were initiated in fiscal year 2026, including contact center voice technology, AI-assisted software development, and enterprise-wide productivity tools. These ongoing initiatives serve as a foundation to improve agent productivity and reduce the cost of consumer acquisition and servicing. Our AI-powered contact center technology continues to support licensed agent capacity by enabling our agents to focus on complex sales and service interactions while AI handles defined consumer workflows.

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

We evaluate our business using the following three reportable segments:

Senior was launched in 2010 and provides unbiased comparison shopping for Medicare Advantage (“MA”) and Medicare Supplement (“MS”) insurance plans as well as prescription drug and dental, vision, and hearing (“DVH”) plans, and critical illness products. We represent approximately 25 leading, nationally-recognized insurance carrier partners, including UHC, Humana, Aetna, and Wellcare. MA plans accounted for 86%, and 82%, of our approved Senior policies for the three months ended September 30, 2026, and 2025, respectively, with other ancillary type policies accounting for the remainder.

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

Life is one of the country’s largest and most established DTC insurance distributors for term life insurance, having sold over 2.7 million policies nationwide since our founding in 1985. Our platform provides unbiased comparison shopping for life insurance products such as term life, final expense, and other ancillary products like critical illness, accidental death, and juvenile insurance. We represent approximately 20 leading, nationally-recognized insurance carrier partners, with many of these relationships exceeding 15 years. Term life policies accounted for 48%, and 40% of new premium within the Life segment for the three months ended September 30, 2026, and 2025, respectively, with final expense policies accounting for 52%, and 60% for the three months ended September 30, 2026, and 2025, respectively.

Our other operations which do not meet the criteria to be a separate reportable segment are consolidated and reported as “All other” which represents a shopping platform for auto, home, and specialty insurance lines.

The three months ended September 30, referenced throughout the commentary below refers to the first quarter and fiscal year-to-date performance of our fiscal years ending on June 30, 2027, and 2026.

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

The following table shows the number of submitted policies for the periods presented:

	Three Months Ended September 30,
	2026	2025
Medicare Advantage	54,459	70,240
All other (1)	12,035	17,174
Total	66,494	87,414
(1) Represents the submitted policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

Total submitted policies for all products decreased 24% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily due to an 18% decrease in production per productive agent.

Approved Policies

Approved policies represents the number of submitted policies that were approved by our insurance carrier partners for the identified product during the indicated period. Not all approved policies will go in force.

The following table shows the number of approved policies for the periods presented:

	Three Months Ended September 30,
	2026	2025
Medicare Advantage	50,976	62,510
All other (1)	8,434	13,876
Total	59,410	76,386

(1) Represents the approved policies for Medicare supplement, dental, vision and hearing, prescription drug plan and other.

In general, the relationship between submitted policies and approved policies has been steady over time. Therefore, factors impacting the number of submitted policies also impact the number of approved policies.

Total approved policies for all products decreased by 22% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, which correlates to the decrease in submitted policies, partially offset by a 2% increase in submission-to-approval rates during the current period.

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

The following table shows the LTV per approved policy for the periods presented:

	Three Months Ended September 30,
	2026	2025
Medicare Advantage	$890	$769
All other (1)	161	133
(1) Represents the weighted average LTV per approved policy.

The LTV per MA approved policy increased 16% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to shifts in carrier mix and changes to plan designs.

Healthcare Services

The total number of SelectRx members represents the amount of active customers to which an order has been shipped and the prescriptions per day represents the total average prescriptions shipped per business day. These two metrics are the primary drivers of revenue for Healthcare Services.

SelectRx Members

The following table shows the total number of SelectRx members as of the date presented:

	September 30, 2026	September 30, 2025
Total SelectRx Members	99,753	106,914

The total number of SelectRx members decreased by 7% as of September 30, 2026, compared to September 30, 2025, primarily due to refined customer qualification with a focus on long-term profitability and operational efficiency. Profitability per SelectRx member increased 60% compared to a year ago from $67.1 per member to $107.6 per member. Profitability per member is calculated as Healthcare Services divisional Adjusted EBITDA for the period divided by average members, represented by the mean of ending membership in the prior period and ending membership in the current period.

Prescriptions Per Day

The following table shows the average prescriptions shipped per day for the periods presented:

	Three Months Ended September 30,
	2026	2025
Prescriptions Per Day	28,139	31,378

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

The following table shows term and final expense premiums for the periods presented:

	Three Months Ended September 30,
(in thousands):	2026	2025
Term Premiums	$18,448	$19,443
Final Expense Premiums	20,059	29,429
Total	$38,507	$48,872

Total term premiums decreased 5% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to a 3% decrease in the number of policies sold, and a 2% decrease in the average premium per policy sold. Final expense premiums decreased 32% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to a 36% decrease in the number of policies sold, partially offset by a 7% increase in the average premium per policy sold.

Key Components of our Results of Operations

The following table sets forth our operating results and related percentage of total revenues for the periods presented:

	Three Months Ended September 30,
(in thousands)	2026		2025
Revenue
Commissions and other services	$95,963	34%	$110,267	34%
Pharmacy	184,044	66%	218,544	66%
Total revenue	280,007	100%	328,811	100%
Operating costs and expenses
Cost of commissions and other services revenue	61,753	22%	69,101	21%
Cost of goods sold—pharmacy revenue	155,263	55%	192,779	59%
Marketing and advertising	46,439	17%	61,947	19%
Selling, general, and administrative	35,911	13%	35,819	11%
Technical development	9,228	3%	9,911	3%
Total operating costs and expenses	308,594	110%	369,557	113%
Loss from operations	(28,587)	(10)%	(40,746)	(12)%
Interest expense, net	(10,966)	(4)%	(11,808)	(4)%
Change in fair value of warrants	12,573	5%	15,036	5%
Other expense, net	463	—%	(145)	—%
Loss before income tax benefit	(26,517)	(9)%	(37,663)	(11)%
Income tax benefit	(6,216)	(2)%	(7,204)	(2)%
Net loss	$(20,301)	(7)%	$(30,459)	(9)%

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

The following table presents our revenue for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Commissions and other services	$95,963	$110,267	(13)%
Pharmacy	184,044	218,544	(16)%
Total revenue	$280,007	$328,811	(15)%

Three Months Ended September 30, 2026 and 2025—Commission and other services revenue decreased $14.3 million, or 13%, for the three months ended September 30, 2026, primarily due to a $5.8 million decrease in other Senior services revenue, a $2.4 million decrease in Senior commissions revenue, a $3.8 million decrease in Life revenue, and a $1.4 million decrease in Other revenue. The decrease in other Senior services revenue was primarily due to lower volume of carrier sponsored performance-based bonuses and marketing development funds. The decrease in Senior commissions revenue was driven by a 22% decrease in approved policies. The decrease in Life revenue was primarily driven by a $5.2 million decrease in final expense revenue, partially offset by a $1.2 million increase in term revenue. The decrease in final expense revenue was due to a 36% decrease in the number of policies sold, partially offset by a 7% increase in the average premium per policy sold. Pharmacy revenue decreased $34.5 million, or 16%, primarily due to a 10% decrease in average prescriptions shipped per day, combined with a 7% decrease in total SelectRx members, and $9.5 million of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. Beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction Act. The Company reports these refunds as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue.

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

The following table presents our cost of commissions and other services revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Cost of commissions and other services revenue	$61,753	$69,101	(11)%

Three Months Ended September 30, 2026 and 2025—Cost of commissions and other service revenue decreased $7.3 million, or 11%, for the three months ended September 30, 2026, primarily due to a $6.4 million decrease in compensation costs, a $0.7 million decrease in fulfillment costs, and a $0.3 million decrease in other operating expenses. The $6.4 million decrease in compensation costs was primarily driven by decreases in sales and customer care agent costs of $5.1 million in Senior, $0.8 million in Life, and a $0.5 million decrease in Healthcare Services.

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

The following table presents our cost of goods sold-pharmacy revenue for the periods presented and the percentage change from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Cost of goods sold—pharmacy revenue	$155,263	$192,779	(19)%

Three Months Ended September 30, 2026 and 2025—Cost of goods sold-pharmacy revenue decreased $37.5 million, or 19%, for the three months ended September 30, 2026, primarily due to a $27.0 million decrease in medication costs, a $9.5 million decrease from refunds recognized as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue discussed above, a $0.8 million decrease in compensation costs, and a $0.3 million decrease in fulfillment costs, partially offset by a $0.2 million increase in depreciation and amortization. Medication costs decreased largely due to a 10% decrease in average prescriptions shipped per day, combined with 7% decrease in the number of SelectRx members over the prior year. The decrease in compensation costs was driven by a decrease in headcount for pharmacy personnel.

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

The following table presents our marketing and advertising expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Marketing and advertising	$46,439	$61,947	(25)%

Three Months Ended September 30, 2026 and 2025—Marketing and advertising expenses decreased $15.5 million, or 25%, for the three months ended September 30, 2026, primarily due to an $14.8 million decrease in lead costs, a $1.0 million decrease in compensation cost, a $0.2 million decrease in professional services costs, partially offset by a $0.9 million increase in creative marketing costs. The decrease in lead costs was attributable to a $10.7 million decrease within the Senior division and a $3.3 million decrease within the Life division. The decrease in Senior lead costs was driven by greater utilization of leads sourced through our own direct marketing channels for the Senior division reducing the cost per queued call. The decrease in Life lead costs was driven by lower agent headcount and a strategic shift toward utilizing lower-cost internal lead transfers over external lead purchases. The decrease in compensation costs was driven by a decrease in headcount for marketing and advertising personnel. The increase in creative marketing costs was primarily driven by strategic direct marketing programs and television production spend within the Senior division.

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

The following table presents our selling, general, and administrative expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Selling, general, and administrative	$35,911	$35,819	—%

Three Months Ended September 30, 2026 and 2025—Selling, general, and administrative expenses increased less than $0.1 million, or less than 1%, for the three months ended September 30, 2026.

Technical Development

Technical development expenses consist primarily of compensation and benefits costs for internal and external personnel associated with developing, maintaining and enhancing our applications, infrastructure and other IT-related functions as well as allocations for facilities, telecommunications and software maintenance costs.

The following table presents our technical development expenses for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Technical development	$9,228	$9,911	(7)%

Three Months Ended September 30, 2026 and 2025—Technical development expenses decreased $0.7 million, or 7%, for the three months ended September 30, 2026, primarily due to a $0.5 million decrease in compensation costs due to a decrease in headcount for technology personnel.

Interest Expense, Net

The following table presents our interest expense, net for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Interest expense, net	$10,966	$11,808	(7)%

Three Months Ended September 30, 2026 and 2025—Interest expense, net decreased $0.8 million, or 7%, for the three months ended September 30, 2026. The decrease was primarily driven by a lower weighted-average total debt balance outstanding during the three months ended September 30, 2026, following scheduled principal debt repayments.

Income Taxes

The following table presents our provision for income taxes for the periods presented and the percentage changes from the prior year:

	Three Months Ended September 30,		Percent Change
(dollars in thousands)	2026	2025	2026 vs. 2025
Income tax benefit	$(6,216)	$(7,204)	(14)%
Effective tax rate	23.4%	19.1%

Three Months Ended September 30, 2026 and 2025—For the three months ended September 30, 2026, and 2025, the Company recognized an income tax benefit of $6.2 million, and $7.2 million, representing an effective tax rate of 23.4% and 19.1%, respectively. The differences from the federal statutory tax rate to the effective tax rate for the three months ended September 30, 2026, and 2025, were primarily related to state income taxes and the recording of a valuation allowance for federal and state tax attributes that the Company does not expect to utilize prior to expiration, non-deductible warrant mark-to-market adjustment, and excess officer and stock-based compensation.

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

We define Adjusted EBITDA as net income (loss) plus interest expense, income taxes, depreciation and amortization, changes in fair value of warrant liabilities, transaction and severance costs, and certain add-backs for non-cash or non-recurring expenses, including restructuring, and share-based compensation expenses. The most directly comparable GAAP measure is net income (loss). We monitor and have presented Adjusted EBITDA herein because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance, establish budgets, and develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

The following table sets forth a reconciliation of the differences between net loss and Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,
(in thousands)	2026	2025
Net loss	$(20,301)	$(30,459)
Share-based compensation expense	2,731	4,327
Transaction and severance costs (1)	3,851	185
Depreciation and amortization	4,460	4,300
Loss on disposal of property, equipment, and software, net	74	—
Change in fair value of warrants	(12,573)	(15,036)
Interest expense, net	10,966	11,808
Income tax benefit	(6,216)	(7,204)
Adjusted EBITDA	$(17,008)	$(32,079)
(1) For the three months ended September 30, 2026, these expenses primarily consist of restructuring severance expenses ($3.8 million). For the three months ended September 30, 2025, these expenses primarily consist of financing transaction costs ($0.1 million), and non-restructuring severance expenses (less than $0.1 million).

Segment Information

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

Our segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by our Senior segment to our Healthcare Services and Life segments as well as services provided by Life to other segments. These intersegment transactions are recorded by each segment at amounts that we believe approximate fair value as if the transactions were between third parties and, therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within the “Eliminations of intersegment revenues” in the tables below. Apart from these intersegment transactions, the accounting policies of the reportable segments are the same as those described in Note 1 of the condensed consolidated financial statements.

The following tables present information about the reportable segments for the periods presented.

We do not report total assets by segment as our CODM does not use this information to evaluate operating segment performance. Accordingly, we do not regularly provide such information by segment to our CODM.

Three Months Ended September 30, 2026:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$49,206	$185,808	$42,751	$277,765
Intersegment revenue	1,600	470	48	2,118
Total revenue from reportable segments	$50,806	$186,278	$42,799	$279,883
All other revenue (1)				2,242
Eliminations of intersegment revenues				(2,118)
Total consolidated revenue				$280,007
(1) Represents revenue from SelectQuote Auto & Home (“SQAH”), a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$50,806	$186,278	$42,799	$279,883
Less:
Cost of commissions and other services revenue	(36,201)	(5,620)	(15,579)
Cost of goods sold - pharmacy revenue	—	(153,693)	—
Marketing expense (1)	(26,387)	(1,791)	(19,579)
Technical development (2)	—	(250)	—
Selling, general, and administrative (3)	(521)	(13,693)	(347)
Adjusted Segment EBITDA	$(12,303)	$11,231	$7,294	$6,222
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				569
Corporate (5)				(23,799)
Share-based compensation expense				(2,731)
Transaction and severance costs (6)				(3,851)
Depreciation and amortization				(4,460)
Loss on disposal of property, equipment, and software, net				(74)
Change in fair value of warrants				12,573
Interest expense, net				(10,966)
Loss before income tax benefit				$(26,517)
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
(5) Corporate is not an operating segment and consists primarily of unallocated corporate overhead costs, such as payroll and related benefits ($16.3 million), professional services ($3.7 million), and facilities ($1.1 million).
(6) These expenses primarily consist of restructuring severance expenses ($3.8 million).

Three Months Ended September 30, 2025:

(in thousands)	Senior	Healthcare Services	Life	Total
External revenue	$57,297	$221,238	$46,629	$325,164
Intersegment revenue	1,699	113	18	1,830
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
All other revenue (1)				3,647
Eliminations of intersegment revenues				(1,830)
Total consolidated revenue				$328,811
(1) Represents revenue from SQAH, a non-reportable segment.

(in thousands)	Senior	Healthcare Services	Life	Total
Total revenue from reportable segments	$58,996	$221,351	$46,647	$326,994
Less:
Cost of commissions and other services revenue	(41,897)	(6,301)	(17,979)
Cost of goods sold - pharmacy revenue	—	(191,398)	—
Marketing expense (1)	(37,630)	(2,389)	(22,760)
Technical development (2)	—	(438)	—
Selling, general, and administrative (3)	(505)	(13,613)	(338)
Adjusted Segment EBITDA	$(21,036)	$7,212	$5,570	$(8,254)
Reconciliation of total segment Adjusted EBITDA
All other Adjusted EBITDA (4)				1,888
Corporate (5)				(25,713)
Share-based compensation expense				(4,327)
Transaction and severance costs (6)				(185)
Depreciation and amortization				(4,300)
Change in fair value of warrants				15,036
Interest expense, net				(11,808)
Loss before income tax benefit				$(37,663)
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
(6) These expenses primarily consist of financing transaction costs ($0.1 million) and non-restructuring severance expenses (less than $0.1 million).

The following table depicts the disaggregation of revenue by segment and product for the periods presented:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$	%
Senior:
Medicare advantage commissions	$45,385	$48,077	$(2,692)	(6)%
Other Senior commissions	2,981	2,669	312	12%
Other services	2,440	8,250	(5,810)	(70)%
Total Senior revenue	50,806	58,996	(8,190)	(14)%
Healthcare Services:
Pharmacy	184,044	218,544	(34,500)	(16)%
Other services	2,234	2,807	(573)	(20)%
Total Healthcare Services revenue	186,278	221,351	(35,073)	(16)%
Life:
Term commissions	20,499	19,280	1,219	6%
Final expense commissions	16,712	21,946	(5,234)	(24)%
Other services	5,588	5,421	167	3%
Total Life revenue	42,799	46,647	(3,848)	(8)%
All other:
Commissions	2,100	3,647	(1,547)	(42)%
Other services	142	—	142	—%
Total All other revenue	2,242	3,647	(1,405)	(39)%
Eliminations:
Commissions	(835)	(652)	(183)	28%
Other services	(1,283)	(1,178)	(105)	9%
Total Elimination revenue	(2,118)	(1,830)	(288)	16%
Total Commissions and other services revenue	95,963	110,267	(14,304)	(13)%
Total Pharmacy revenue	184,044	218,544	(34,500)	(16)%
Total Revenue	$280,007	$328,811	$(48,804)	(15)%

Revenue by Segment

Three Months Ended September 30, 2026 and 2025—Revenue from Senior was $50.8 million for the three months ended September 30, 2026, a $8.2 million, or 14%, decrease compared to revenue of $59.0 million for the three months ended September 30, 2025. The decrease was due to a $5.8 million decrease in other Senior services revenue, and a $2.4 million decrease in commissions revenue. The decrease in other Senior services revenue was primarily due to lower volume of carrier sponsored performance-based bonuses and marketing development funds. The decrease in Senior commissions revenue was driven by a 22% decrease in approved policies.

Revenue from Healthcare Services was $186.3 million for the three months ended September 30, 2026, a $35.1 million, or 16%, decrease compared to revenue of $221.4 million for the three months ended September 30, 2025, primarily due to a $34.5 million decrease in SelectRx pharmacy revenue primarily driven by a 10% decrease in average prescriptions shipped per day, combined with a 7% decrease in total SelectRx members, and $9.5 million of manufacturer refunds received in lieu of payer reimbursement revenue as a result of the Inflation Reduction Act. Beginning in calendar year 2026, the Company began receiving refunds from pharmaceutical manufacturers on certain drugs that are part of the Medicare Prescription Drug Inflation Rebate Program under the Inflation Reduction

Act. The Company reports these refunds as a reduction of cost of goods sold—pharmacy revenue rather than as pharmacy revenue.

Revenue from Life was $42.8 million for the three months ended September 30, 2026, a $3.8 million, or 8%, decrease compared to revenue of $46.6 million for the three months ended September 30, 2025, due to a $5.2 million decrease in final expense revenue, partially offset by a $1.2 million increase in term revenue. Final expense revenue decreased due to a 36% decrease in the number of policies sold, partially offset by a 7% increase in the average premium per policy sold.

Adjusted EBITDA by Segment

Three Months Ended September 30, 2026 and 2025—Adjusted EBITDA from Senior was $(12.3) million for the three months ended September 30, 2026, a $8.7 million increase compared to Adjusted EBITDA of $(21.0) million for the three months ended September 30, 2025. The increase was primarily due to a $11.2 million decrease in marketing expenses, a $5.7 million decrease in cost of commissions and other services revenue, partially offset by a $8.2 million decrease in revenue as discussed above. The decrease in marketing expenses was due to a $10.7 million decrease in Senior lead costs driven by greater utilization of leads sourced through our own direct marketing channels, reducing the cost per queued call. The decrease in cost of commissions and other services revenue was due to a $5.3 million decrease in compensation costs and a $0.5 million decrease in licensing fees.

Adjusted EBITDA from Healthcare Services was $11.2 million for the three months ended September 30, 2026, a $4.0 million increase compared to Adjusted EBITDA of $7.2 million for the three months ended September 30, 2025. The increase was primarily due to a $37.7 million decrease in cost of goods sold - pharmacy revenue, a $0.7 million decrease in cost of commissions and other services revenue, a $0.6 million decrease in marketing expenses, a $0.2 million decrease in technical development costs, partially offset by a $35.1 million decrease in revenue as discussed above. Cost of goods sold - pharmacy revenue decreased primarily as a result of a $27.0 million decrease in medication costs, a $9.5 million decrease from refunds recognized as a reduction of costs of goods sold-pharmacy revenue rather than as pharmacy revenue as discussed above, combined with a $0.8 million decrease in compensation costs, and a $0.3 million decrease in fulfillment costs. Cost of commissions and other services revenue decreased due to a $0.6 million decrease in compensation costs. Marketing expenses decreased due to a $0.5 million decrease in lead costs. Technical development costs decreased due to a $0.2 million decrease in compensation costs. Medication costs decreased largely due to a 10% decrease in average prescriptions shipped per day, combined with 7% decrease in the number of SelectRx members. The decrease in compensation costs reflects a decline in pharmacy headcount.

Adjusted EBITDA from Life was $7.3 million for the three months ended September 30, 2026, a $1.7 million increase compared to Adjusted EBITDA of $5.6 million for the three months ended September 30, 2025. The increase was primarily due to $3.2 million decrease in marketing expenses, a $2.4 million decrease in cost of commissions and other services revenue, partially offset by a $3.8 million decrease in revenue as discussed above. The decrease in marketing expenses was primarily driven by a $3.3 million decrease in lead costs driven by lower agent headcount and a strategic shift toward utilizing lower-cost internal lead transfers over external lead purchases. The decrease in cost of commissions and other services revenue was due to a $2.1 million decrease in compensation costs.

Liquidity and Capital Resources

Our liquidity needs primarily include working capital and debt service requirements. Additionally, we are required under the Credit Agreement and Indenture to maintain compliance with certain debt covenants, as discussed further in Note 7 to the condensed consolidated financial statements.

Long-term Debt

Significant changes and activity related to our long-term debt during the three months ended September 30, 2026, are discussed below. Refer to Note 7 to the condensed consolidated financial statements for further discussion on our debt agreements and activity. Based on our financial projections, we believe we will remain in compliance with the debt covenants for the 12 months following the date of issuance of our condensed consolidated financial statements.

Credit Agreement

As of September 30, 2026, the Company had $320.9 million and $21.0 million in outstanding borrowings related to the term loan and revolving credit facility, respectively.

Securitization and Indenture

As of September 30, 2026, the Company had outstanding borrowings of $59.7 million. During the three months ended September 30, 2026, the Company repaid $4.2 million of the outstanding borrowings related to the notes issued in connection with the Indenture. Refer to Note 7 to the condensed consolidated financial statements for further information.

Liquidity

As of September 30, 2026 and June 30, 2026, the Company had total debt obligations of $385.8 million and $370.2 million, respectively. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility and cash provided from operations will be sufficient to finance normal working capital needs, investments in properties, facilities and equipment and debt services.

As of September 30, 2026 and June 30, 2026, our cash, cash equivalents, and restricted cash totaled $14.3 million and $21.7 million, respectively. Additionally, the following table presents a summary of our cash flows for the periods presented below:

	Three Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(17,180)	$(21,623)
Net cash used in investing activities	(3,647)	(3,984)
Net cash provided by financing activities	13,472	4,240

Operating Activities

Net cash provided by operating activities primarily consists of net loss, adjusted for certain non-cash items including depreciation; amortization of intangible assets and internally developed software; loss on disposal of property, equipment and software; deferred income taxes; share-based compensation expense; amortization of debt issuance costs and discount; non-cash lease expenses; change in fair value of warrant liabilities; and the effect of changes in working capital and other activities.

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

Three Months Ended September 30, 2026—Net cash used in operating activities was $17.2 million, consisting of net loss of $20.3 million, adjustments for non-cash items of $12.7 million, and cash provided by operating assets and liabilities of $15.8 million. Adjustments for non-cash items primarily consisted of $4.5 million of depreciation and amortization, $0.1 million of loss on disposal of property, equipment and software, $2.7 million of share-based compensation expense, $1.0 million of amortization of debt issuance costs and debt discount, $1.0 million of non-cash lease expense, $9.4 million in deferred income taxes, and $12.6 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash gain resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The $15.8 million cash increase resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows included a $38.4 million decrease in accounts receivable, a $2.6 million increase in other liabilities, and a $2.7 million decrease in other assets. The decrease in accounts receivable is consistent with the Company’s seasonality as the majority of policies sold have January 1st effective dates, allowing the current accounts receivable balances to begin depleting as we approach the end of the calendar year. The increase in other liabilities is primarily related to a $17.6 million increase in contract liabilities, partially offset by a $14.2 million decrease in accrued compensation and benefits. The increase in contract liabilities indicates a deferral of performance obligations and the receipt of cash resulting in a new liability. Refer to Note 2 for further detail into the change in contract liabilities during the period. The decrease in accrued compensation and benefits is due to the annual long-term incentive bonus payouts during three months ended September 30, 2026. The decrease in other assets is primarily driven by the timing of prepaid expense payments, which can vary period to period.

These cash inflows were partially offset by cash outflows that included a $15.8 million increase in commissions receivable, a $10.9 million decrease in accounts payable and accrued expenses, and a $1.2 million decrease in operating lease liabilities. Refer to Note 2 of the condensed consolidated financial statements for further detail into the change in commissions receivable during the period. The period-over-period decrease in accounts payable and accrued expenses is primarily due to the timing of vendor disbursements. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during the three months ended September 30, 2026.

Three Months Ended September 30, 2025—Net cash used in operating activities was $21.6 million, consisting of net loss of $30.5 million, adjustments for non-cash items of $13.4 million, and a net cash inflow from changes in operating assets and liabilities of $22.2 million. Adjustments for non-cash items primarily consisted of $4.3 million of depreciation and amortization, $4.3 million of share-based compensation expense, $1.2 million of amortization of debt issuance costs and debt discount, $1.0 million of non-cash lease expense, $9.2 million in deferred income taxes, and $15.0 million in the change in fair value of warrant liabilities. The change in fair value of warrant liabilities is a non-cash expense resulting from the decrease in our stock price impacting the fair value measurement of the warrants. The $22.2 million cash increase resulting from changes in net operating assets and liabilities was primarily driven by the timing of cash receipts and seasonal trends. The cash inflows included a $46.9 million decrease in accounts receivable, a $11.4 million increase in accounts payable and accrued expenses, and a $2.4 million decrease in other assets. The decrease in accounts receivable is consistent with the Company’s seasonality as the majority of policies sold have January 1st effective dates, allowing the current accounts receivable balances to be begin depleting as we approach the end of the calendar year. The period-over-period increase in accounts payable and accrued expenses is consistent with seasonal trends, reflecting the ramp-up of agent incentives and marketing outreach required for the AEP cycle. The decrease in other assets was due to depleting inventory balances. The decrease in inventory was primarily driven by a strategic reduction in stock levels for products impacted by anticipated regulatory pricing shifts to optimize working capital.

These cash inflows were partially offset by cash outflows that included an increase of $29.0 million in commissions receivable, a $8.4 million decrease in other liabilities, and a $1.1 million decrease in operating lease liabilities. Refer to Note 2 to the condensed consolidated financial statements for further detail into the change in commissions receivable during the period. The decrease in other liabilities was primarily due to a $9.0 million decrease in accrued compensation and benefits. The decrease in operating lease liabilities is consistent with the principal repayments on existing lease obligations, as the Company did not enter into any material leases during the three months ended September 30, 2025.

Investing Activities

Our investing activities primarily consist of purchases of property, equipment, and software and capitalized salaries related to the development of internal-use software.

Three Months Ended September 30, 2026—Net cash used in investing activities of $3.6 million was due to $3.0 million in purchases of software and capitalized internal-use software development costs and $0.6 million of purchases of property and equipment, primarily made up of machinery and equipment and leasehold improvements.

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

Three Months Ended September 30, 2026—Net cash provided by financing activities of $13.5 million was primarily due to $169.0 million of proceeds from the revolving credit facility, partially offset by $148.0 million of payments on the revolving credit facility, $4.2 million of payments on the notes issued in connection with the Indenture, $2.0 million of principal payments on the term loans, $1.1 million of payments on tax withholdings related to net share settlement of equity awards, and $0.1 million of payments on other debt.

Three Months Ended September 30, 2025—Net cash provided by financing activities of $4.2 million was primarily due to $80.0 million of proceeds from the revolving credit facility, offset by $65.0 million of payments on the revolving credit facility, $4.5 million of payments on the notes issued in connection with the Indenture, $3.6 million of principal payments on the term loans, $2.5 million of payments on tax withholdings related to net share settlement of equity awards, and $0.1 million of payments on other debt.

Contractual Obligations

Other than the discussions in Note 6 and Note 10 to the condensed consolidated financial statements, as of September 30, 2026, there have been no material changes to our contractual obligations as previously described in our Annual Report.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the period covered by this report.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to our condensed consolidated financial statements.

Critical Accounting Estimates

The Company’s critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. These estimates include assumptions used in revenue recognition related to lifetime value (“LTV”) of commission receivables, the fair value of warrant liabilities, and goodwill impairment testing.

There were no material changes to these critical accounting estimates during the three months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market risk. Market risks represent risks of loss that may impact our financial position due to adverse changes in financial market prices and rates. There have been no material changes in our exposure to credit concentration risk from those disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. For the three months ended September 30, 2026, our top two insurance carrier customers accounted for 34% and 22%, respectively, of total accounts and commissions receivable.

As of September 30, 2026, we had $341.9 million outstanding under our senior secured term loans and revolving credit facilities, which bear interest at variable rates based on SOFR plus an applicable margin. A hypothetical 100 basis point increase in market interest rates would increase annualized interest expense by approximately $3.4 million, assuming September 30, 2026 balances remain outstanding and no hedging instruments are in place.

We also had approximately $59.7 million of asset-backed notes outstanding as of September 30, 2026. These notes bear fixed interest rates and therefore are not subject to market risk from changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

As of September 30, 2026, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out by our management, with the participation of our chief executive officer (principal executive officer) and our chief financial officer (principal financial and accounting officer). Based upon our management's evaluation, our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

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

SELECTQUOTE, INC.
November 4, 2026	By: /s/ Timothy Danker
Name: Timothy Danker
Title: Chief Executive Officer

By: /s/ Ryan Clement
Name: Ryan Clement
Title: Chief Financial Officer